Form 10-Q
period 1994-06-30
WISCONSIN POWER & LIGHT CO
filed 1994-08-15
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X   THE SECURITIES EXCHANGE ACT OF 1934
      -----
            For the quarterly period ended  June 30, 1994

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

          Common Stock outstanding at June 30, 1994:  13,236,601 shares

                                    CONTENTS


                                                                 PAGE
   PART I.   Financial Information:

        Consolidated Financial Statements of Wisconsin Power and Light Company:

        Consolidated Balance Sheets as of June 30, 1994
         and 1993 and December 31, 1993  . . . . . . . . . . . . . . . . .  2

        Consolidated Statements of Income for the Three and
         Six Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 13

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                           WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                                        Consolidated Balance Sheets

                                                                           June 30,          June 30,      December 31,
                                                                             1994               1993           1993
                                                                                          (Thousands of dollars)
   ASSETS

   UTILITY PLANT:
     Plant in service--
       Electric........................................................  $    1,531,411   $    1,476,864   $  1,518,701
       Gas.............................................................         195,233          184,625        194,283
       Water...........................................................          20,945           19,834         20,437

       Common..........................................................         110,565           98,864        106,803
                                                                              ---------        ---------      ---------
                                                                              1,858,154        1,780,187      1,840,224
     Dedicated decommissioning funds...................................          50,970           41,796         49,803
                                                                              ---------        ---------      ---------
                                                                              1,909,124        1,821,983      1,890,027
     Less: Accumulated provision for depreciation......................         780,514          743,510        763,027
                                                                              ---------        ---------      ---------
                                                                              1,128,610        1,078,473      1,127,000
   Construction work in progress.......................................          76,540           57,267         75,732
     Nuclear fuel, net.................................................          15,558           15,021         18,000
                                                                              ---------        ---------      ---------
       Total utility plant.............................................       1,220,708        1,150,761      1,220,732
                                                                              ---------        ---------      ---------

   OTHER PROPERTY AND EQUIPMENT, net...................................             646              634            652
                                                                              ---------        ---------      ---------

   INVESTMENTS, at cost................................................          12,514           13,673         12,537
                                                                              ---------        ---------      ---------

   CURRENT ASSETS:
     Cash and equivalents..............................................           3,504            1,964          5,930
     Net accounts receivable and unbilled revenue,
       less allowance for doubtful accounts of $159,
       $266, and $259, respectively....................................          18,943           16,117         30,572
     Accounts receivable from parent for income taxes..................        -                   -              2,117
     Coal, at average cost.............................................          12,772           18,097         16,042
     Materials and supplies, at average cost...........................          22,310           23,620         21,679
     Gas in storage, at average cost...................................           4,610            5,072          8,754
     Prepayments and other.............................................          20,448           16,894         21,677
                                                                              ---------        ---------      ---------
       Total current assets............................................          82,587           81,764        106,771
                                                                              ---------        ---------      ---------
   ENVIRONMENTAL REMEDIATION COSTS.....................................          82,280           82,475         82,380
                                                                              ---------        ---------      ---------
   DEFFERRED CHARGES AND OTHER.........................................         123,177          109,733        127,585
                                                                              ---------        ---------      ---------
   TOTAL ASSETS........................................................  $    1,521,912   $    1,439,040   $  1,550,657
                                                                              =========        =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.


                                           WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                                       Consolidated Balance Sheets


                                                                            June 30,            June 30,            December 31,
                                                                             1994                 1993                   1993
                                                                                    (Thousands of dollars)
   CAPITALIZATION AND LIABILITIES


   COMMON SHAREOWNER'S INVESTMENT:
     Common stock, $5 par value, authorized--
       18,000,000 shares; issued and
       outstanding--13,236,601 shares..................................   $    66,183        $    66,183           $    66,183
     Premium on capital stock and capital surplus......................       197,982            177,961               189,520
     Reinvested earnings...............................................       276,817            261,452               267,000
                                                                              -------           --------              --------
                                                                              540,982            505,596               522,703

   PREFERRED STOCK WITHOUT MANDATORY
           REDEMPTION:
     Cumulative, without par value, authorized
       3,750,000 shares, maximum aggregate stated
       value $150,000,000
     Cumulative, without par value, $100
       stated value; 449,765, 599,630, and 449,765 shares,
       respectively, outstanding.......................................        44,977             59,963                44,977
     Cumulative, without par value, $25 stated value, 599,460,
       0 and 599,460 shares, respectively, outstanding.................        14,986               -                   14,986
                                                                              -------            -------               -------
       Total preferred stock...........................................        59,963             59,963                59,963
   FIRST MORTGAGE BONDS, NET...........................................       336,507            336,447               336,477
                                                                              -------            -------               -------
       Total capitalization............................................       937,452            902,006               919,143
                                                                              -------            -------               -------
   CURRENT LIABILITIES:
     Variable rate demand bonds........................................        56,975             57,075                56,975
     Short-term debt...................................................        24,500             14,000                59,000
     Accounts payable..................................................        50,330             47,521                72,430
     Accrued payroll and vacation......................................        12,185             13,479                12,092
     Accrued taxes.....................................................         4,791             (3,610)                  804
     Accrued interest..................................................         7,618              7,907                 7,695

     Other.............................................................        23,416             21,767                16,431
                                                                              -------            -------               -------
       Total current liabilities.......................................       179,815            158,139               225,427
                                                                              -------            -------               -------

   OTHER CREDITS:
     Accumulated deferred income taxes ................................       216,612            207,118               210,762
     Accumulated deferred investment tax credits.......................        41,721             43,668                42,684
     Accrued environmental remediation costs...........................        80,244             81,272                80,973
     Other.............................................................        66,068             46,837                71,668
                                                                              -------            -------               -------
       Total other credits.............................................       404,645            378,895               406,087
                                                                            ---------          ---------             ---------
   TOTAL CAPITALIZATION AND LIABILITIES................................   $ 1,521,912        $ 1,439,040           $ 1,550,657
                                                                            =========          =========           ===========

   The accompanying notes are an integral part of the consolidated financial statements.


            WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Income

                                                                Three Months Ended                      Six  Months Ended
                                                                     June 30,                               June 30,
                                                                1994          1993                  1994                1993
                                                                                 (Thousands of Dollars)

   OPERATING REVENUES:
     Electric.............................................. $  125,271    $  116,817              $  262,468         $  242,428
     Gas...................................................     22,130        23,281                 85,265              78,781
     Water.................................................      1,024           951                  2,001               1,864
                                                              --------      --------                -------             -------
                                                               148,425       141,049                349,734             323,073
                                                              --------      --------                -------             -------
   OPERATING EXPENSES:
     Electric production fuels.............................     32,646        27,235                 64,932              59,789
     Purchased power.......................................      8,440         7,764                 17,927              13,747
     Purchased gas.........................................     12,861        15,675                 54,606              53,014
     Other operation.......................................     34,830        35,905                 69,440              72,565
     Maintenance...........................................     12,387        11,747                 21,759              22,618

     Depreciation..........................................     17,519        15,261                 37,015              31,006
     Taxes --
       Current federal income..............................      3,814         3,939                 15,341              10,665
       Deferred income taxes...............................      2,782           192                  4,563               1,456
       Investment tax credit (restored)....................       (481)         (496)                  (963)               (984)
       Current state income................................        748           947                  3,535               2,991
       Property, payroll & other...........................      7,041         5,944                 14,056              12,866
                                                              --------      --------                -------             -------
                                                               132,587       124,113                302,211             279,733
                                                              --------      --------                -------             -------

   NET OPERATING INCOME....................................     15,838        16,936                 47,523              43,340
                                                              --------      --------                -------             -------
   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used during
       construction........................................        681           398                  1,130                 646
     Other, net............................................      4,140           402                  9,415               1,009
     Current income tax....................................        693            96                 (1,791)                259
     Deferred income tax...................................     (1,968)         (753)                (1,866)             (1,296)
                                                              --------      --------                -------             -------
                                                                 3,546           143                  6,888                 618
                                                              --------      --------                -------             -------

   INCOME BEFORE INTEREST EXPENSE..........................     19,384        17,079                 54,411              43,958
                                                              --------      --------                -------             -------

   INTEREST EXPENSE:
     Interest on bonds.....................................      7,142         7,164                 14,316              14,282
     Allowance for borrowed funds used during
       construction (credit)...............................       (245)         (252)                  (434)               (409)
     Other.................................................        429           977                  1,009               2,202
                                                              --------      --------                -------             -------
                                                                 7,326         7,889                 14,891              16,075
                                                              --------      --------                -------             -------
   NET INCOME..............................................     12,058         9,190                 39,520              27,883
   PREFERRED STOCK DIVIDENDS...............................        827           953                  1,655               1,906
                                                              --------      --------                -------             -------
   NET INCOME AFTER PREFERRED STOCK DIVIDENDS............... $  11,231     $   8,237             $   37,865           $  25,977
                                                              ========      ========                =======             =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Six  Months Ended
                                                                                    June 30,
                                                                             1994               1993
                                                                             (Thousands of Dollars)
   Cash flows from (used for) operating activities:
     Net income......................................................   $  39,520          $   27,883
     Adjustments to reconcile net income to net cash
      from operating activities:
       Depreciation..................................................      37,015              31,006
       Amortization of nuclear fuel..................................       2,749               2,933
       Investment tax credit restored................................        (963)               (983)
       Allowance for equity funds used during construction...........      (1,130)               (646)
       Deferred income taxes.........................................       6,429               3,536
     Changes in assets and liabilities:
       Net accounts receivable and unbilled revenues.................      13,746              21,137
       Coal..........................................................         521                 888
       Materials and supplies........................................        (631)             (6,822)
       Gas in storage................................................       4,144               4,094
       Prepayments and other.........................................       1,229               4,400
       Accounts payable and accruals.................................     (22,007)            (19,375)
       Accrued taxes.................................................       3,987              (4,952)
       Other.........................................................       6,894               9,996
                                                                           ------              ------

         Net cash generated from (used for) operating activities.....      91,503              73,095
                                                                           ------              ------

   Cash flows generated from (used for) financing activities:

     Common stock cash dividends.....................................     (28,696)           (26,757)
     Preferred stock dividends.......................................      (1,655)            (1,906)
     Preferred stock issuance expense................................         648              -
     Net change in short term debt...................................     (34,500)           (37,000)
     Equity contribution from parent.................................       8,462             49,840
                                                                           ------             ------
       Net cash generated from (used for)
           financing activities......................................     (55,741)           (15,823)
                                                                           ------             ------

   Cash flows from (used for) investing activities:

     Additions to utility plant, excluding AFUDC.....................     (36,616)           (52,477)
     Allowance for borrowed funds used during construction...........        (434)              (408)
     Dedicated decommissioning funds.................................      (1,167)            (1,419)
     Other...........................................................          29             (1,385)
                                                                           ------              ------
       Net cash (used for) investing activities......................     (38,188)           (55,689)
                                                                           ------              ------

   Net increase (decrease) in cash and equivalents...................      (2,426)             1,583
   Cash and equivalents at beginning of period.......................       5,930                381
                                                                           ------             ------
   Cash and equivalents at end of period.............................   $   3,504           $  1,964
                                                                           ======              =====

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest - debt...............................................   $   8,427           $ 16,241
       Income taxes..................................................   $  14,971           $ 15,506

   The accompanying notes are an integral part of the consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by Wisconsin Power and Light Company ("WPL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

        In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

   2. In November 1989, the Public Service Commission of Wisconsin ("PSCW") concluded that the Company did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, the Company recorded a reserve in 1989 which had an after-tax affect of reducing 1989 net income by $4.9 million. This reserve included a portion payable to the Company's ratepayers and portions payable to Wisconsin Public Service Corporation and Madison Gas and Electric Company for their joint ownership in the generating station served by the contract. In 1990, the Company refunded $2.0 million of the reserve, after tax, to its own ratepayers.

        The PSCW decision was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court. In February 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's judgement, all avenues for appeal regarding this case have been exercised.

        As a result, in March 1994, the Company reversed the unrefunded portion of the assessment of amounts due to Wisconsin Public Service Corporation and Madison Gas and Electric Company. This action increased net income by $2.9 million in the first quarter of 1994. For the portion of the assessment which was refunded to the Company's ratepayers, a proposed plan for recollection was submitted to the PSCW on February 15, 1994 and was approved on May 11, 1994. With this approval, the Company recorded an additional after-tax increase to net income to account for the remaining $2.0 million in June, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1994 VS. JUNE 30, 1993:

   OVERVIEW

        The Company reported consolidated second-quarter net income of $12.1 million compared to $9.2 million for the same period in 1993. The principal factors leading to increased earnings include favorable early summer weather which yielded higher electric margins ($1.4 million), the benefits from decreased other operation expense due to the Company's cost management efforts ($.5 million) and a change in the mix of gas sales from lower margin to higher margin customer classes ($1.0 million). Also, second-quarter 1994 net income increased $2.0 million through the approval to recollect a previously refunded penalty assessed by the PSCW relating to the Company's administration of a coal contract.

        Offsetting the above was an increase in depreciation expense which was attributable to increased investment in plant and increased decommissioning costs which reduced net income by $1.3 million.

   Electric Operations

                                                                                      Revenues and
                                                                                      Costs Per kWh
                                              %      kWhs Sold, Generated      %     Sold Generated   Customers at End of
                       Revenues and Costs   Change       and Purchased       Change   and Purchased         Quarter

                           1994       1993                1994         1993            1994     1993       1994      1993
    Residential and
    Farm                $42,801    $40,109      7%     602,761      602,421      0%    .071     .067    322,202   315,326

    Industrial           35,777     32,786      9%     955,781      878,476      9%    .037     .037        755       698

    Commercial           24,055     22,464      7%     393,496      382,857      3%    .061     .059     43,437    42,467

    Wholesale and
    Class A              20,877     18,588     12%     606,255      524,416     16%    .034     .035         40        38

    Other                 1,761      2,870     39%      12,203       13,487    -10%    .144     .213      1,471     1,419
                        -------      -----     ---      ------       ------     ---     ---      ---      -----     -----
          Total         125,271    116,817      7%   2,570,496    2,401,657      7%    .049     .049    367,905   359,948
                        =======    =======     ===   =========    =========     ===     ===      ===    =======   =======
    Elec production
    fuels                32,646     27,235     20%   2,353,828    2,027,581     16%    .014     .013

    Purchased Power       8,440      7,764      9%     325,804      450,839    -28%    .026     .017
                        -------      -----     ---
    Margin               84,185     81,818      3%
                        =======     ======


        WPL's electric sales benefitted from June's hot weather, however, low sales in April and May resulted in relatively flat volumes for the second quarter of 1994 compared to 1993. Additionally, the Company experienced strong growth in the commercial and industrial customer classes from favorable economic conditions in the service territory.


   Gas Operations
                     Revenues and Costs      %      Therms Sold and   % Change   Revenues and Costs   Customers at End of
                       (In Thousands)     Change     Purchased (In              per Therms Sold and         Quarter
                                                      Thousands)                     Purchased

                     1994      1993                1994      1993               1994       1993       1994      1993

    Residential     $10,337   $11,853     -13%    18,154   18,207        0%     $.569     $.651     122,476   117,721

    Firm              5,930     6,720     -12%    13,022   13,404       -3%     .455      .501       15,298    14,701

    Interruptible     1,463     1,509      -3%     4,768    3,923       22%     .307      .385          233       209

    Transportation    3,384     3,088      10%    17,870   19,074       -6%     .189      .162           87        74

    Other             1,016       111     815%     3,740      242    1,445%     .272      .459           93        90
                      -----      ----     ----     -----     ----     -----     ----      ----      -------   -------
      Total          22,130    23,281      -5%    57,554   54,850        5%     .385      .424      138,187   132,795
                      =====    ======     ====    ======   ======      ====     ====     =====      =======   =======
    Purchased gas    12,942    15,675     -17%    37,794   37,386        1%     .239      .363
                     ------    ------
    Margin           9,188     7,606      12%
                     =====     =====

         Gas margin increased during the second quarter of 1994 compared to the second quarter of 1993 due primarily to a change in the mix of sales from lower margin to higher margin customer classes. Additionally, growth among all customer classes remained strong from the solid economic conditions in the Company's service territory.

   Other Operation Expense

         Other operation expense decreased as a result of the Company's cost management efforts.

   Depreciation

         Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs.

   Other, Net

         Other, net increased for the second-quarter of 1994 compared with the same period in 1993 due to the coal contract reversal of $2.0 million discussed in Note 2 of the Notes to Consolidated Financial Statements.

   Income Taxes

         Income taxes increased between second quarters, primarily due to higher taxable income.

   SIX MONTHS ENDED JUNE 30, 1994 VS. JUNE 30, 1993:

   OVERVIEW

    The Company reported consolidated net income of $39.5 million for the six months ended June 30, 1994 compared to $27.9 million for the same period in 1993. A principal factor which resulted in increased earnings was the favorable weather conditions in the first six months of 1994 which yielded higher electric and gas margins ($9.3 million). Also, net income for the six months ended June 30, 1994 increased $4.9 million due to the reversal of a PSCW penalty relating to the Company's administration of a coal contract.

    Offsetting the above was an increase in depreciation expense which was attributable to increased investment in plant and increased decommissioning costs which reduced net income by $3.6 million.

   Electric Operations
                                                                                        Revenutes and
                                                                                        Costs Per kWh
                                                %      kWhs Sold, Generated      %      Sold Generated    Customers at End
                         Revenues and Costs  Change        and Purchased       Change   and Purchased        of Quarter

                             1994      1993                 1994         1993             1994     1993      1994      1993
    Residential and
    Farm                  $97,356   $88,811      10%   1,389,627    1,345,225      3%     .070     .066   322,202   315,326

    Industrial             67,989    63,874       6%   1,822,824    1,700,873      7%     .037     .038       755       698

    Commercial             49,605    46,064       8%     821,480      783,911      5%     .060     .059    43,437    42,467
    Wholesale and
    Class A                43,239    37,661      15%   1,312,372    1,109,965     18%     .033     .034        40        38

    Other                   4,279     6,018     -29%      28,986       27,338      6%     .148     .220     1,471     1,419
                          -------    ------     ----    --------    ---------    ----     ----     ----   -------   -------
         Total            262,468   242,428       8%   5,375,289    4,967,312      8%     .049     .049   367,905   359,948
                          =======   =======     ====   =========    =========    ====     ====     ====   =======   =======
    Elec production
    fuels                  64,932    59,788       9%   4,806,837    4,308,778     12%     .014     .014

    Purchased Power        17,927    13,747      30%     767,945      801,313     -4%     .023     .017
                          -------   -------

    Margin                179,609   168,893       6%
                          =======   =======

     WPL's electric sales benefitted from June's hot weather, however, low sales in April and May resulted in relatively flat volumes for the second quarter of 1994 compared to 1993. Additionally, the Company experienced growth in the commercial and industrial customer classes from favorable economic conditions.

   Gas Operations

                       Revenues and Costs      %       Therms Sold and       %      Revenues and    Customers at End of
                         (In Thousands)     Change      Purchased (In     Change     Costs per            Quarter
                                                         Thousands)                 Therms Sold
                                                                                   and Purchased
                       1994      1993                1994      1993               1994    1993     1994       1993

    Residential        45,090    42,642       6%    78,399     73,434       7%      .575    .581   122,476    117,721

    Firm               26,060    24,035       8%    57,089     52,031      10%      .456    .462    15,298     14,701

    Interruptible       4,308     6,371     -32%    11,762     14,620     -20%      .366    .436       233        209

    Transportation      8,345     6,022      39%    42,934     42,977       0%      .194    .140        87         74

    Other               1,462      -290    -604%     4,898        721     579%      .298   -.402        93         90
                        -----    ------     ----    ------     ------     ----       ----   -----  -------    -------
      Total            85,265    78,780       8%   195,082    183,783       6%      .437    .429   138,187    132,795
                       ======    ======      ===    ======    =======      ===       ====    ====  =======    =======
    Purchased gas      54,710    53,014       3%   143,661    161,892      21%      .279    .327

    Margin             30,555    25,766       5%


         Gas margin increased for the six months ended June 30, 1994 compared to the same period in 1993 due primarily to favorable winter weather conditions. Also contributing to the margin increase was a change in the mix of sales from lower margin to higher margin customer classes. Additionally, growth among all customer classes remained strong due to favorable economic conditions in the Company's service territory.

   Other Operation Expense

         Other operation expense decreased as a result of the Company's cost management efforts.

   Depreciation

         Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs.

   Other, Net

         Other, net increased for the second-quarter of 1994 compared with the same period in 1993, due to the coal contract reversal of $2.0 million discussed in Note 2 of the Notes to Consolidated Financial Statements.

   Income Taxes

         Income taxes increased between second quarters, primarily due to higher taxable income.

   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

         See Part II -- Other Information, Item 1. Legal Proceedings.

   Financing and Capital Structure

         The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financings and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs.

         The Company's capitalization at June 30, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 53 percent common equity, 6 percent preferred stock and 41 percent debt. Common equity at June 30, 1994 increased from 50.5 percent at December 31, 1993 due to increased earnings and the receipt of $3.7 million of capital contributions from WPL Holdings, Inc. during the first quarter of 1994.

         In addition, the PSCW ordered that no dividend payments in excess of those forecasted in the projected test year ($56.8 million) may be paid prior to the end of the test year (July 31, 1994). At the end of the test year, dividends may be paid in excess of forecasted dividends if the additional payment does not reduce the average test year common equity ratio below 50.31 percent.

   Capital Expenditures

         The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of its ongoing construction and maintenance programs. Cash flows from operating activities, after dividends paid, provided approximately $91,503 million and $73,095 million for the six months ended June 30, 1994 and 1993, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing including equity investments from the Company's parent, WPL Holdings, Inc.

         The estimated construction expenditures for the remainder of 1994 are $82 million. The Company forecasts to finance approximately 68 percent of these expenditures through internally generated funds.

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

                           PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings

         On February 4, 1994, the Company filed its annual retail rate application with the PSCW requesting no change in electric rates and a slight increase in natural gas and water rates. The application filed with the PSCW requests an overall increase of $3.6 million, or 2.7 percent for natural gas and a nominal water rate increase. Subsequent to this filing, the PSCW staff completed its audit and conducted hearings. Currently, PSCW staff is recommending a decrease in electric rates of $16.1 million or 3.7 percent, an increase in gas rates of $1.1 million or .8 percent and no change in water rates. A final decision is not expected until the fourth quarter of 1994 with final rates becoming effective January 1, 1995.

   Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Company's annual meeting of shareowners held on May 18, 1994,
   (a) Arnold M. Nemirow and Judith D. Pyle were elected as directors of the Company for terms expiring in 1995, (b) Rockne G. Flowers was elected as a director of the Company for a term expiring in 1996, and (c) Les Aspin, Erroll B. Davis, Jr., Milton E. Neshek and Carol T. Toussaint were elected as directors of the Company for terms expiring in 1997. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                      Shares Withholding
         Name of Nominee          Shares Voted For         Authority

         Arnold M. Nemirow        13,757,091                4,263
         Judith D. Pyle           13,757,208                4,146
         Rockne G. Flowers        13,756,840                4,514
         Les Aspin                13,746,696               14,658
         Erroll B. Davis, Jr.     13,757,077                4,277
         Milton E. Neshek         13,757,163                4,191
         Carol T. Toussaint       13,753,037                8,317

           The following table sets forth the other directors of the Company whose terms of office continued after the 1994 meeting:

                                                      Year in Which
       Name of Director                                Term Expires

       L. David Carley                                    1995
       Donald R. Haldeman                                 1995
       Katharine C. Lyall                                 1996
       Henry C. Prange                                    1996
       Henry F. Scheig                                    1996

           In addition, at the annual meeting, shareowners approved the appointment of Arthur Andersen & Co. as the Company's independent auditors for the 1994 calendar year. With respect to such matter, the number of shares voted for and against were 13,743,678 and 3,251, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 14,425 and 0 , respectively. At the annual meeting, shareowners also approved amendments of the Company's Restated Articles of Organization, which, among other things, authorize the Company to issue preferred stock with a variable or floating dividend rate. With respect to such matter, the holders of the Company's preferred stock and the holder of the Company's common stock each voted separately as a class.
   The number of preferred stock votes for and against the amendments were 410,842 and 14,632, respectively. The number of preferred stock votes abstaining and the number of votes subject to broker non-votes were 48,362 and 50,917, respectively. All of the outstanding shares of the Company's common stock (13,236,601 shares), which shares are owned by WPL Holdings, Inc., were voted for the amendments.

   Item 6.  Exhibits and Reports on Form 8-K

     1.    Exhibits:

           3.1 Restated Articles of Organization, as amended, of Wisconsin Power and Light Company

           4.1   WPL Holdings, Inc. Long-Term Equity Incentive Plan

           4.2 Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr.

           4.3 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of W.D. Harvey, E.G. Protsch and A.J. Amato

           4.4 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke


     2.    Reports on Form 8-K:  None


                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WISCONSIN POWER AND LIGHT
                                              COMPANY




   Date   08/12/94                       By: /s/ Daniel A. Doyle
                                             ---------------------------
                                             Daniel A. Doyle, Controller and
                                             Treasurer, Wisconsin Power and
                                             Light (principal accounting
                                             officer and officer authorized
                                             to sign on behalf of the
                                             registrant.)

                                  EXHIBIT INDEX


   Exhibit
     No.                          Description

   3.1 Restated Articles of Organization, as amended, of Wisconsin Power and Light Company

   4.1          WPL Holdings, Inc. Long-Term Equity Incentive
                Plan

   4.2 Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B.
                Davis, Jr.

   4.3          Form of Key Executive Employment and Severance
                Agreement by and between WPL Holdings, Inc. and each of W.D. Harvey, E.G. Protsch and A.J. Amato

   4.4 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke