Form 10-Q
period 1994-09-30
WISCONSIN POWER & LIGHT CO
filed 1994-11-14
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X   THE SECURITIES EXCHANGE ACT OF 1934
      -----
            For the quarterly period ended September 30, 1994

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

       Common Stock outstanding at September 30, 1994:  13,236,601 shares

                                    CONTENTS


                                                                         PAGE
   PART I.   Financial Information:

             Consolidated Financial Statements of Wisconsin Power
              and Light Company:

             Consolidated Balance Sheets as of September 30, 1994
              and 1993 and December 31, 1993 . . . . . . . . . . . . . . .  2

             Consolidated Statements of Income for the Three and
              Nine Months Ended September 30, 1994 and 1993  . . . . . . .  4

             Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 1994 and 1993 . . . . . . . . . .  5

             Notes to Consolidated Financial Statements  . . . . . . . . .  6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 13

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 14

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                    September 30,       September 30,        December 31,
                                                         1994                1993               1993
                                                                    (Thousands of dollars)
   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric................................     $  1,583,959        $  1,491,602         $  1,518,701
       Gas.....................................          200,241             190,404              194,283

       Water...................................           21,397              20,069               20,437
       Common..................................          112,541             102,022              106,803
                                                       ---------           ---------            ---------
                                                       1,918,138           1,804,097            1,840,224
     Dedicated decommissioning funds...........           51,903              42,037               49,803
                                                       ---------           ---------            ---------
                                                       1,970,041           1,846,134            1,890,027
     Less: Accumulated provision for
       depreciation............................          808,046             753,852              763,027
                                                       ---------           ---------            ---------
                                                       1,161,995           1,092,282            1,127,000

     Construction work in progress.............           40,216              67,712               75,732
     Nuclear fuel, net.........................           13,912              17,674               18,000
                                                       ---------           ---------            ---------
       Total utility plant.....................        1,216,123           1,177,668            1,220,732
                                                       ---------           ---------            ---------

   OTHER PROPERTY AND EQUIPMENT, net...........            4,620                 648                  652
                                                       ---------           ---------            ---------

   INVESTMENTS, at cost........................           12,076              13,534               12,537
                                                       ---------           ---------            ---------


   CURRENT ASSETS:
     Cash and equivalents......................            4,298                 640                5,930
     Net accounts receivable and unbilled
       revenue, less allowance for doubtful
       accounts of $359, $261, and $259,
       respectively............................           13,333              17,031               30,572
     Accounts receivable from parent for
       income taxes............................           -                      -                  2,117
     Coal, at average cost.....................           14,819              15,340               16,042
     Materials and supplies, at average cost...           21,695              22,776               21,679
     Gas in storage, at average cost...........           10,409              15,837                8,754
     Prepayments and other.....................           20,415              18,608               21,677
                                                       ---------           ---------            ---------
       Total current assets....................           84,969              90,232              106,771
                                                       ---------           ---------            ---------

   ENVIRONMENTAL REMEDIATION COSTS.............           82,230              82,354               82,380
                                                       ---------           ---------            ---------

   DEFFERRED CHARGES AND OTHER.................          119,087             115,983              127,585
                                                       ---------           ---------            ---------

   TOTAL ASSETS................................     $  1,519,105        $  1,480,419         $  1,550,657
                                                       =========           =========            =========

   The accompanying notes are an integral part of the consolidated financial statements.

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                    September 30,       September 30,        December 31,
                                                         1994                1993               1993
                                                                    (Thousands of dollars)

   CAPITALIZATION AND LIABILITIES

   COMMON SHAREOWNER'S INVESTMENT:
     Common stock, $5 par value, authorized--
       18,000,000 shares; issued and
       outstanding--13,236,601 shares............   $    66,183          $    66,183         $    66,183
     Premium on capital stock and capital
      surplus....................................       198,987              177,950             189,520
     Reinvested earnings.........................       279,762              260,764             267,000
                                                      ---------            ---------           ---------
                                                        544,932              504,897             522,703

   PREFERRED STOCK WITHOUT MANDATORY
           REDEMPTION:
     Cumulative, without par value, authorized
      3,750,000 shares maximum aggregate stated
      value $150,000,000
        Cumulative, without par value,
          $100 stated value; 449,765, 599,630,
          and 449,765 shares, respectively,
          outstanding............................        44,977               59,963              44,977
        Cumulative, without par value, $25 stated
          value, 599,460, 0, and 599,460 shares,
          respectively, outstanding..............        14,986                  -                14,986
                                                      ---------            ---------           ---------
       Total preferred stock.....................        59,963               59,963              59,963
   FIRST MORTGAGE BONDS, NET.....................       336,523              336,463             336,477
                                                      ---------            ---------           ---------
       Total capitalization......................       941,418              901,323             919,143


   CURRENT LIABILITIES:
     Variable rate demand bonds..................        56,975               57,075              56,975
     Short-term debt.............................        32,000               44,000              59,000
     Accounts payable............................        50,415               54,591              72,430
     Accrued payroll and vacation................        12,199               11,600              12,092
     Accrued taxes...............................         6,106                4,026                 804
     Accrued interest............................         5,760                5,993               7,695
     Other.......................................        21,559               22,783              16,431
                                                      ---------            ---------           ---------
       Total current liabilities.................       185,014              200,068             225,427
                                                      ---------            ---------           ---------

   OTHER CREDITS:
     Accumulated deferred income taxes ..........       207,100              223,592             210,762
     Accumulated deferred investment tax credits.        41,239               43,176              42,684
     Accrued environmental remediation costs.....        79,311               81,303              80,973
     Other.......................................        65,023               30,957              71,668
                                                      ---------            ---------           ---------
       Total other credits.......................       392,673              379,028             406,087
                                                      ---------            ---------           ---------

   TOTAL CAPITALIZATION AND LIABILITIES..........   $ 1,519,105          $ 1,480,419         $ 1,550,657
                                                      =========            =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,

                                                 1994                1993              1994                1993
                                                                     (Thousands of Dollars)

   OPERATING REVENUES:
     Electric............................   $   137,873          $   131,424      $   400,341         $   373,852
     Gas.................................        17,492               12,004          102,757              90,784
     Water...............................         1,118                1,012            3,119               2,876
                                             ----------           ----------       ----------          ----------
                                                156,483              144,440          506,217             467,512
                                             ----------           ----------       ----------          ----------

   OPERATING EXPENSES:
     Electric production fuels...........        29,385               31,642           94,317              91,431
     Purchased power.....................        12,793                8,345           30,720              22,091
     Purchased gas.......................         9,997                7,634           64,603              60,648
     Other operation.....................        33,990               33,700          103,430             106,265
     Maintenance.........................         9,406               10,936           31,165              33,554
     Depreciation........................        18,482               14,714           55,497              45,720
     Taxes --
       Current federal income............         6,401                6,678           21,742              17,344
       Deferred income taxes.............         4,278                1,838            8,841               3,293
       Investment tax credit (restored)..          (482)                (492)          (1,445)             (1,476)
       Current state income..............         1,127                1,485            4,662               4,477
       Property, payroll & other.........         6,636                6,915           20,692              19,780
                                             ----------           ----------       ----------          ----------
                                                132,013              123,395          434,224             403,127
                                             ----------           ----------       ----------          ----------


   NET OPERATING INCOME..................        24,470               21,045           71,993              64,385
                                             ----------           ----------       ----------          ----------

   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used
       during construction...............           661                1,103            1,791               1,749
     Other, net..........................           610                  266           10,025               1,275
     Current income tax..................          (274)                (229)          (2,065)                 31
     Deferred income tax.................           (23)                (369)          (1,889)             (1,667)
                                             ----------           ----------       ----------          ----------
                                                    974                  771            7,862               1,388
                                             ----------           ----------       ----------          ----------

   INCOME BEFORE INTEREST EXPENSE........        25,444               21,816           79,855              65,773
                                             ----------           ----------       ----------          ----------

   INTEREST EXPENSE:
     Interest on bonds...................         7,323                7,264           21,639              21,546
     Allowance for borrowed funds used
      during construction (credit).......          (285)                (267)            (719)               (676)
     Other...............................           651                  770            1,660               2,973
                                             ----------           ----------       ----------          ----------
                                                  7,689                7,767           22,580              23,843
                                             ----------           ----------       ----------          ----------
   NET INCOME............................        17,755               14,049           57,275              41,930
   PREFERRED STOCK DIVIDENDS.............           828                  953            2,483               2,858
                                             ----------           ----------       ----------          ----------
   NET INCOME AFTER PREFERRED STOCK
    DIVIDENDS............................   $    16,927          $    13,096      $    54,792         $    39,072
                                             ==========           ==========       ==========          ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           Nine Months Ended
                                                                              September 30,
                                                                         1994               1993
                                                                         (Thousands of Dollars)

   Cash flows from (used for) operating activities:
     Net income...................................................   $   57,274       $   41,932
     Adjustments to reconcile net income to net cash
      from operating activities:
       Depreciation...............................................       55,650           45,720
       Amortization of nuclear fuel...............................        4,738            4,991
       Investment tax credit restored.............................       (1,445)          (1,475)
       Allowance for equity funds used during construction........       (1,791)          (1,749)
       Deferred income taxes......................................       (8,841)          (3,292)
     Changes in assets and liabilities:
       Net accounts receivable and unbilled revenues..............       24,690           20,223
       Coal.......................................................        1,223            3,645
       Materials and supplies.....................................          (16)          (5,694)
       Gas in storage.............................................       (1,655)         (11,049)
       Prepayments and other......................................        1,262            2,686
       Accounts payable and accruals..............................      (22,014)         (12,305)
       Accrued taxes..............................................        5,301            2,684
       Other......................................................        7,750           14,431
                                                                       --------         --------
         Net cash generated from (used for) operating activities..      122,126          100,748
                                                                       --------         --------

   Cash flows generated from (used for) financing activities:

     Common stock cash dividends..................................      (41,910)         (40,541)
     Preferred stock dividends....................................       (2,483)          (2,859)
     Net change in short term debt................................      (27,000)          (7,000)
     Equity contribution from parent..............................        9,467           49,829
                                                                       --------         --------
       Net cash generated from (used for)
           financing activities...................................      (61,926)            (571)
                                                                       --------         --------

   Cash flows from (used for) investing activities:

     Additions to utility plant, excluding AFUDC..................      (54,699)         (96,184)
     Allowance for borrowed funds used during construction........         (719)            (675)
     Dedicated decommissioning funds..............................       (2,100)          (1,660)
     Other........................................................         (740)          (1,399)
                                                                       --------         --------
       Net cash (used for) investing activities...................      (58,258)         (99,918)
                                                                       --------         --------

   Net increase (decrease) in cash and equivalents................        1,942              259
   Cash and equivalents at beginning of period....................        5,930              381
                                                                       --------         --------
   Cash and equivalents at end of period..........................   $    7,872       $      640
                                                                       ========         ========
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest - debt............................................   $   23,452       $   26,189
       Income taxes...............................................   $   25,969       $   15,763



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

           As a result, in March 1994, the Company reversed the unrefunded portion of the assessment of amounts due to Wisconsin Public Service Corporation and Madison Gas and Electric Company. This action increased its net income by $2.9 million in the first quarter of 1994. For the portion of the assessment which was refunded to the Company's ratepayers, a proposed plan for recollection was submitted to the PSCW on February 15, 1994 and was approved on May 11, 1994. With this approval, the Company recorded an additional after-tax increase to net income to account for the remaining $2.0 million and began recollection in June, 1994. By September 30, 1994, the amount of the assessment remaining uncollected from WPL's ratepayers was not material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. SEPTEMBER 30, 1993:

   OVERVIEW

        The Company reported consolidated third-quarter net income of $17.8 million compared to $14.1 million for the same period in 1993. The principal factors leading to increased earnings include a 3.6% retail electric rate increase effective October 1, 1993 and economy driven strong electric industrial and commercial customer growth which increased electric margins by $2.6 million, after tax. Gas margins also contributed $1.9 million (after tax) to net income. An additional $1.0 million was added to income as a result of efficiencies realized in the maintenance of the Kewaunee Nuclear Power Plant ("Kewaunee").

        Offsetting the above was an increase in depreciation expense attributable to increased investment in plant and increased decommissioning costs which reduced net income by $2.2 million.

   Electric Operations
                                                                                Revenues and
                                                     kWhs Sold,                 Costs Per kWh
                        Revenues and       %        Generated and         %     Sold Generated    Customers at End
                           Costs         Change       Purchased        Change   and Purchased        of Quarter
                        1994     1993               1994       1993             1994     1993      1994      1993

    Residential
     and Farm         $48,548  $46,607      4%    704,441    714,912     -1%     .069     .065   323,499   317,233

    Industrial         35,764   34,735      3%    949,739    919,091      3%     .038     .038       765       714

    Commercial         27,086   25,863      5%    458,223    447,910      2%     .059     .058    43,570    42,657

    Wholesale and
     Class A           24,656   22,335     10%    659,203    663,420     -1%     .037     .034        81        77

    Other               1,819    1,884     -3%     12,242     11,394      7%     .149     .165     1,468     1,442
                      -------    -----     ---     ------     ------      --     ----     ----     -----     -----

         Total       $137,873 $131,424      5%  2,783,848  2,756,727      1%     .050     .048   369,383   362,123
                      =======  =======      ==  =========  =========      ==     ====     ====   =======   =======

    Elec production
     fuels            $29,385  $31,642     -7%  2,282,831  2,439,839     -6%     .013     .013

    Purchased Power   $12,793  $ 8,345     53%    636,345    398,990     59%     .020     .021
                      -------    -----     ---

    Margin            $95,695  $91,437      5%
                      =======   ======

        WPL's electric margin increased in the third quarter of 1994 compared to the third quarter of 1993. The primary factor was a 3.6% retail rate increase effective October 1, 1993. Strong economic conditions in the Industrial and Commercial customer classes contributed higher sales and customer growth. Finally, a very warm mid-September offset relatively mild summer conditions in July and August.

   Gas Operations


                      Revenues and             Therms Sold and           Revenues and Costs
                         Costs           %        Purchased        %      per Therms Sold     Customers at End of
                     (In Thousands)   Change    (In Thousands)   Change    and Purchased            Quarter
                    1994     1993              1994    1993                  1994      1993      1994       1993

    Residential    $6,644   $4,620      44%    7,127   7,802      -9%        $.932     $.592   123,075    118,586

    Firm            4,916    3,042      62%    7,024   7,904     -11%         .700      .385    15,313     14,775

    Interruptible   1,873    1,519      23%    5,292   4,528      17%         .354      .335       262        240

    Transport.      2,947    2,521      17%   17,767  14,815      20%         .166      .170       109         97

    Other           1,112      302     268%    2,145   1,562      37%         .518      .193        90         73
                    -----      ---     ----    -----   -----      ---         ----      ----        --         --

      Total       $17,492  $12,004      46%   39,355  36,611       7%         .444      .328   138,849    133,771
                   ======   ======      ===   ======  ======       ==         ====      ====   =======    =======
    Purchased
     gas           $9,781   $7,599      29%   39,187  36,314       8%         .250      .209
                    -----    -----

    Margin         $7,711   $4,405      17%
                    =====    =====


         Gas margin increased during the third quarter of 1994 compared to the third quarter of 1993 due in part to a 1.4% retail rate increase effective October 1, 1993. Additionally, customer growth among all classes remained strong from the solid economic conditions in the Company's service territory. Finally, adjustments resulting from the conclusion of WPL's annual gas supply contracts on August 1, 1994 favorably impacted gas margins.

         A factor which impacted both gas revenues and purchased gas costs was an increased cost of gas which was passed on to customers through the automatic purchased gas adjustment clause.

   Other Operation Expense

         Other operation expense remained flat as a result of the Company's ongoing cost management efforts.

   Depreciation

         Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs.

   Income Taxes

         Income taxes increased between third quarters, primarily due to higher taxable income.

   NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. SEPTEMBER 30, 1993:

   OVERVIEW

        The Company reported consolidated net income of $57.3 million for the nine months ended September 30, 1994 compared to $41.9 million for the same period in 1993. A principal factor which resulted in increased earnings was the favorable weather conditions in the first nine months of 1994 which yielded higher electric and gas margins ($11.3 million). Also, net income for the nine months ended September 30, 1994 increased $4.9 million due to the reversal of a PSCW penalty relating to the Company's administration of a coal contract. See Note 2 of Notes to Consolidated Financial Statements. A reduction in other operation expense contributed $1.7 million resulting from cost management efforts. Finally, decreased maintenance expense primarily from efficiencies realized in the maintenance of Kewaunee added $1.4 million to net income.

        Offsetting the above was an increase in depreciation expense which was attributable to increased investment in plant and increased decommissioning costs which reduced net income by $5.8 million.

   Electric Operations

                                                                                      Revenues and
                                                                                      Costs Per kWh
                                               %      kWhs sold, Generated      %    Sold Generated     Customers at End
                        Revenues and Costs   Change      and Purchased       Change   and Purchased       of Quarter
                          1994        1993             1994         1993              1994     1993      1994     1993

    Residential and
     Farm              $145,905    $135,418      8%  2,094,068    2,060,137      2%    .070     .066    323,499  317,233

    Industrial          103,753      98,609      5%  2,772,563    2,619,965      6%    .037     .038        765      714

    Commercial           76,691      71,926      7%  1,279,703    1,231,821      4%    .060     .058     43,570   42,657

    Wholesale and
     Class A             67,895      59,995     13%  1,971,574    1,773,386     11%    .034     .034         81       77

    Other                 6,097       7,903    -23%     41,228       38,731      6%    .148     .204      1,468    1,442
                        -------       -----    ----     ------       ------      --    ----     ----      -----    -----
         Total          400,341     373,852      7%  8,159,136    7,724,040      6%    .049     .048    369,383  362,123
                        =======     =======      ==  =========    =========      ==    ====     ====    =======  =======

    Elec production
     fuels             $ 94,317    $ 91,431      3%  7,072,947    6,747,368      5%    .013     .014

    Purchased Power    $ 30,720    $ 22,091     39%  1,404,289    1,200,303     17%    .022     .018
                        -------      ------

    Margin             $275,304    $260,328      6%
                        =======     =======

     For the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993, WPL's electric sales benefitted from very cold conditions in the early part of 1994 and hot weather in late June and mid-September. These favorable periods were somewhat offset by a mild April and May and otherwise normal summer conditions. Additionally, the Company experienced additional growth in the Commercial and Industrial customer classes from strong economic conditions. Finally, a 3.6% retail rate increase effective October 1, 1993 also had a positive impact on 1994 results.

   Gas Operations

                                                      Therms Sold and             Revenues and Costs
                     Revenues and Costs      %         Purchased (In        %      per Therms Sold          Customers at
                       (In Thousands)      Change        Thousands)      Change      and Purchased         End of Quarter
                    1994       1993                  1994        1993                 1994       1993       1994      1993

    Residential    $ 51,733  $ 47,262        9%    85,526      81,236       7%        .605       .582    123,075   118,586

    Firm             30,977    27,077       14%    64,113      59,936       7%        .483       .452     15,313    14,775

    Interruptible     6,181     7,891      -22%    17,054      19,147     -11%        .362       .412        262       240

    Transport.       11,292     8,543       32%    60,701      57,792       5%        .186       .148        109        97

    Other             2,574        11       -       7,043       2,283     208%        .365       .005         90        73
                      -----        --     -----     -----       -----     ----        ----       ----         --        --
      Total        $102,757  $ 90,784       13%   234,437     220,394       6%        .438       .412    138,849   133,771
                    =======    ======       ===   =======     =======       ==        ====       ====    =======   =======
    Purchased
     gas           $ 64,387  $ 60,532        6%   235,604     198,205      19%        .273       .305
                     ------    ------

    Margin         $ 38,370  $ 30,252        7%


         Gas margin increased for the nine months ended September 30, 1994 compared to the same period in 1993 due primarily to favorable winter weather conditions in the early part of 1994. Also contributing to the margin increase was a change in the mix of sales from lower margin to higher margin customer classes. Additionally, growth among all customer classes remained strong due to favorable economic conditions in the Company's service territory.

         A factor which impacted both gas revenues and purchased gas costs was an increased cost of gas which was passed on to customers through the automatic purchased gas adjustment clause.

   Other Operation Expense

         Other operation expense decreased as a result of the Company's ongoing cost management efforts.

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


   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

         See Part II -- Other Information, Item 1. Legal Proceedings.

   Financing and Capital Structure

         The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs.

         The Company's capitalization at September 30, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 53 percent common equity, 6 percent preferred stock and 41 percent debt. Common equity at September 30, 1994 increased from 50.5 percent at December 31, 1993 due to increased earnings and the receipt of $9.7 million of capital contributions from WPL Holdings, Inc. during the first three quarters of 1994.

   Capital Expenditures

         The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of its ongoing construction and maintenance programs. Cash flows from operating activities, after dividends paid, provided approximately $67 million and $60 million for the nine months ended September 30, 1994 and 1993, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing including equity investments from the Company's parent, WPL Holdings, Inc.

         The estimated construction expenditures for the remainder of 1994 are $43 million. The Company forecasts to finance approximately 70 percent of these expenditures through internally generated funds.

         The expenditures for the decommissioning of Kewaunee are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which the Company's share approximates $581 million. A remaining $435 million relates to the storage of spent nuclear fuel on site and other maintenance of the site that will likely occur from 2022 to 2050. By 2013, the Company currently expects to have the cost collected through electric rates and funded in an external trust. Therefore, such expenditures are not expected to have a direct impact on liquidity or the availability of capital resources.

   Industry Outlook

         The Public Service Commission of Wisconsin (PSCW) has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation, and identification of alternative forms of regulation. WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

         In anticipation of the restructuring, WPL proposed a set of performance based incentives in its recent rate case. For the two year period January 1, 1995 to December 31, 1996 covered by these rate proceedings, performance based incentives were proposed for the purchasing of natural gas, the availability of electric distribution service, the emission of SO2 from Company owned plants, and electric power procurement costs. See Item 1, Legal Proceedings, Note 1. Rates and Regulatory Matters.

         Given the expectation of increasing competition, WPL has continued to reengineer its processes to implement cost efficiencies in its operations. In connection with these efforts, WPL has offered voluntary early retirement programs and voluntary severance programs to affected employees. These offerings will remain open until late in the fourth quarter of 1994.

   Other

         One of WPL's major coal transporters experienced a labor strike during the third quarter of 1994. During the term of the strike (55 days), WPL's ability to receive coal from its suppliers was impaired, which required WPL to use some of its existing coal reserves and to purchase additional power. On August 29, 1994 President Clinton, acting under the Railway Labor Act, forced a temporary end (the "cooling off period") to the strike by ordering the railroad union employees back to work and establishing a three member Presidential Emergency Board to draft a recommended settlement. Negotiations between the railroad management and the United Transportation Union continue. As of September 30, 1994, the existing and anticipated financial impact on WPL's operating results was not material. As negotiations continue along a normal course, there is the potential for another strike in the first quarter of 1995 when the current cooling off period expires.

                           PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings

         1.   Rates and Regulatory Matters

              On September 29, 1994, the PSCW met in open session and indicated the following preliminary decisions in the WPL retail rate application as filed on February 4, 1994.

               With small modifications, the commissioners indicated support for all of the aforementioned incentive proposals with the exception of the electric procurement area. Instead, the commissioners accepted the staff incentive proposal which eliminated the electric fuel adjustment mechanism. If these incentive mechanisms are formally adopted, WPL would be subject to a somewhat greater degree of earnings volatility than in the past. This earnings volatility would come primarily from the following:

         1. The elimination of the electric fuel adjustment mechanism exposes shareowners to earnings impacts from charges in fuel prices in addition to the usual weather and sales growth effects.

         2. The elimination of the automatic purchased gas adjustment clause exposes shareowners to fluctuations in the commodity cost of gas above or below a prescribed commodity price index. For the fixed demand cost of gas, shareowners are subject to weather volatility. Both exposures are also subject to ratepayer sharing provisions which cap both exposures at $1.1 million.

         3. For the SO2 emmissions and service reliability clause, up to $4.0 million of pre-tax revenues may be collected subject to refund upon final determination of performance under these programs.

              In other items of significance the commissioners indicated their support of the following: Electric revenues will be decreased by approximately $12.3 million (2.8 percent) annually. Natural gas revenues will be increased by approximately $.7 million (.5 percent) annually. Return on common equity will be 11.5 percent vs. the Company's current allowed return on equity of 11.6 percent. The rates would be in effect for a two-year period beginning January 1, 1995.

   Item 6.  Exhibits and Reports on Form 8-K

         1.     Exhibits:

                27      Financial Data Schedule

         2.     Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Wisconsin Power and Light Company




   Date:  November 14, 1994               By: /s/ Daniel A. Doyle
                                             ------------------------------
                                             Daniel A. Doyle, Controller and
                                             Treasurer, Wisconsin Power and
                                             Light (principal accounting
                                             officer and officer authorized
                                             to sign on behalf of the
                                             registrant.)

                                  EXHIBIT INDEX

             Exhibit
               No.            Description

                27            Financial Data Schedule