Form 10-K
period 1994-12-31
WISCONSIN POWER & LIGHT CO
filed 1995-03-15
CIK 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
             For the fiscal year ended   December 31, 1994

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                                      None

   Securities registered pursuant to Section 12(g) of the Act:

                Preferred Stock (Accumulation without Par Value)
                                    (Title of class)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X      No

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at January 31, 1995
   Common Stock, $5 par value                         13,236,601 shares


   DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Company's 1995 Proxy Statement relating to its 1995 Annual Meeting of Shareowners (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III hereof.

                        WISCONSIN POWER AND LIGHT COMPANY
                                    FORM 10-K
                                December 31, 1994

                                TABLE OF CONTENTS




   Part I.  Business............................................2

            Properties..........................................14

            Legal Proceedings...................................15

            Executive Officers..................................16

   Part II. Financial Information...............................18

   Part III.   Directors and Executive Officers
                Information.....................................46

   Part IV. Exhibits............................................47

   Signatures...................................................50

   Report of Independent Public Accountants on Schedules........51

                                     PART I
   ITEM 1.  BUSINESS

                                   THE COMPANY

            On March 1, 1988, after obtaining shareowner and all the necessary regulatory approvals, Wisconsin Power and Light Company (the "Company" or "WPL") effected a corporate restructuring which included the formation of a holding company, WPL Holdings, Inc. WPL Holdings, Inc. is the parent company of WPL and its utility subsidiaries and of Heartland Development Corporation, the parent corporation for nonregulated businesses.

            WPL, incorporated in Wisconsin on February 21, 1917 as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. It also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WPL's customers are located in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. WPL does not derive a material portion of its revenues from any one customer.

            WPL owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company ("South Beloit"), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated on July 23, 1908.

            WPL also owns varying interests in several other subsidiaries and investments which are not material to WPL's operations.

   Regulation

            WPL is subject to regulation by the Public Service Commission of Wisconsin ("PSCW") as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. South Beloit is subject to regulation by the Illinois Commerce Commission ("ICC") for similar items. The Federal Energy Regulatory Commission ("FERC") has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WPL and in certain other respects. Certain of WPL's natural gas facilities and operations are subject to the jurisdiction of the FERC under the Natural Gas Act. The Company is presently exempt from all provisions of the Public Utility Holding Company Act of 1935, except provisions relating to the acquisition of securities of other public utility companies.

            The PSCW has recently opened a formal docket initiating and inquiry into the future structure of the electric utility industry in Wisconsin. The goals of Wisconsin utility regulation and the principles to be used in choosing among alternative proposals have been identified. WPL has submitted its preferred structure which, in summary form, calls for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

            With respect to environmental matters, the United States Environmental Protection Agency administers certain federal statutes with administrative responsibility with respect to others being delegated to the Wisconsin Department of Natural Resources ("DNR"). In addition, the DNR has jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

            WPL is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to the Kewaunee Nuclear Power Plant ("Kewaunee") and to the jurisdiction of the United States Department of Energy ("DOE") with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee.

   Employees

            At year-end 1994, WPL employed 2,391 persons, of whom 1,924 were considered electric utility employees, 334 were considered gas utility employees and 133 were considered other utility employees. WPL has a three-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until June 1, 1996. The contract covers 1,647 of WPL's employees.

   ELECTRIC OPERATIONS:

   General

            WPL provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1994, WPL provided retail electric service to approximately 371,000 customers in 663 cities, villages and towns, and wholesale service to 27 municipal utilities, one privately owned utility, three rural electric cooperatives and to the Wisconsin Public Power, Inc. system, which provides retail service to nine communities.

            WPL owns 20,969 miles of electric transmission and distribution lines and 362 substations located adjacent to the communities served.

            WPL's electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WPL also experiences a smaller winter peak in December or January.

   Fuel

            In 1994, approximately 80 percent of WPL's net kilowatthour generation of electricity was fueled by coal and 17 percent by nuclear fuel (provided by WPL's 41 percent ownership interest in Kewaunee). The remaining electricity generated was produced by hydroelectric, oil-fired and natural gas generation.

   Coal

            WPL anticipates that its average fuel costs will likely increase in the future, due to cost escalation provisions in existing coal and transportation contracts.

            The estimated coal requirements of WPL's generating units (including jointly-owned facilities) for the years 1995 through 2014 total about 167 million tons. Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 14 percent and 21 percent, respectively, of this estimated requirement. WPL will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.

   Nuclear

            Kewaunee is jointly-owned by WPL (41%), Wisconsin Public Service Corporation (41.2%) and Madison Gas & Electric Company (17.8%). Wisconsin Public Service Corporation (WPSC) is the operating partner. The plant began commercial operation in 1974.

            WPSC, the plant operator, is a member of the INPO, an organization of nuclear utilities which promotes excellence in all aspects of nuclear plant operations. INPO manages the accreditation process for industry training programs, which includes periodic accreditation of those training programs by an independent organization, the NNAB. All ten accredited training programs at Kewaunee are currently in good standing with the NNAB.

            The supply of nuclear fuel for the Kewaunee plant involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. Presently, there are no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 250,000 pounds of uranium concentrates per year follows:

             (a) Requirements for uranium are met through spot market purchases of uranium. In general, a four-year supply of uranium is maintained.

             (b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1994. Conversion services relating to uranium hexafluoride will be purchased on the spot market in the future.

             (c) In 1994, enriched uranium was procured from COGEMA, Inc. pursuant to a contract last amended in 1993. Enrichment services were purchased from the DOE, under the terms of the utility services contract. This contract is in effect for the life of Kewaunee. The partnership is committed to take 70 percent of its annual requirements in 1995, and in alternate years thereafter, from the DOE.

             (d) Fuel fabrication requirements through June 15, 1995 are covered by contract. This contract contains an option to allow extension of the contract through 1998. WPSC is negotiating a contract for fuel fabrication extending through 2001.

             (e) Beyond the stated periods for Kewaunee, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured. The prices for the foregoing are expected to increase.

            The National Energy Policy Act of 1992 provides that both the Federal government and the nuclear utilities fund the decontamination and decommissioning of the three federal gaseous diffusion plants in the United States. This will require the owners of Kewaunee to pay approximately $15 million in current dollars over a period of 15 years. WPL's share amounts to an annual payment of approximately $410,000.

            The steam generator tubes at the Kewaunee plant are susceptible to corrosion characteristics, a condition that has been experienced throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service plugging. The steam generators were designed with approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is not possible and there is a gradual decrease in the capacity of the plant. As a result of this process, Kewaunee's capacity could be reduced by as much as 20% by the year 2013 when the current operating license expires. Currently, the equivalent of approximately 12 percent of the tubes in the steam generator are plugged. WPL and the joint-owners recently completed studies evaluating the economics of replacing the two steam generators at Kewaunee. The studies resulted in the conclusion that the most prudent course of action is to continue operation of the existing steam generators. WPL and the other joint-owners continue to evaluate appropriate strategies, including replacement, as well as continued operation of the steam generator without replacement. WPL and the joint-owners also continue to fund the development of welded repair technology
   for steam generator tubes.   The plant is expected to be operated until at
   least 2013. WPL and the joint-owners are also continuing to evaluate and implement initiatives to improve the performance of Kewaunee which already performs at above average levels for the industry. These initiatives include conversion from a 12-month to an 18-month fuel cycle and numerous other cost reduction measures. These initiatives have resulted in reductions in Kewaunee operating and maintenance costs since 1991.

            Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. The market value of the investments in the funds established by WPL at December 31, 1994 totaled $51.8 million. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities.

            WPL's share of the decommissioning costs is estimated to be $159 million (in 1994 dollars, assuming the plant is operating through 2013) based on a 1992 study, using the immediate dismantlement method of decommissioning. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million. After-tax earnings on the tax-qualified and nontax-qualified decommissioning funds are assumed to be 6.1% and 5.1%, respectively. The future escalation rate is assumed to be 6.5%.

            Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with WPL to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by the DOE at one mill per net kilowatthour of electricity generated and sold by the Kewaunee nuclear power plant. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

            Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. WPL is currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million in the early 2000's could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

            The Low-Level Radioactive Waste Policy Act of 1980 as amended in 1985 provides that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Interstate Low-Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In June of 1994, the Branwell, South Carolina disposal facility, which had been accepting Kewaunee low level radioactive waste materials, discontinued taking waste materials from outside its region. WPL expects to have sufficient storage space of its own to satisfy low level radioactive waste disposal needs until the Ohio facility accepts low level radioactive waste materials.

   Recovery of Electric Fuel Costs

            In 1994 WPL did not automatically pass changes in electric fuel costs through to its Wisconsin retail electric customers. Instead, rates were based on estimated per unit fuel costs established during rate proceedings and were not subject to change by fuel cost fluctuations unless actual costs were outside specified limits. If actual fuel costs had varied from the estimated costs by more than +10 percent in a month or by more than +3 percent for the test year to date, rates could have been adjusted based on the results of a special fuel cost hearing. During 1994, fuel costs remained within the aforementioned parameters. See Note 1F in Notes to Consolidated Financial Statements included as part of Item 8 hereto.

            WPL's wholesale rates and South Beloit's retail rates contain fuel adjustment clauses pursuant to which rates are adjusted monthly to reflect changes in the costs of fuel.


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                  CONSOLIDATED ELECTRIC STATISTICS
                                                                           Year Ended December 31,
                                                    1994            1993            1992            1991            1990
   Area served (end of period):
     Population--retail (estimated)(a)..........    822,000         818,000         807,000         799,000         777,000
     Cities, villages and towns served--retail..        607             609             611             611             604
   Customers served (end of period):
     Residential and farm.......................    322,924         316,870         310,702         304,825         302,942
     Industrial.................................        776             714             727             679             635
     Commercial.................................     43,793          42,884          42,287          41,190          40,358

     Wholesale..................................         31              32              30              31              31
     Class A....................................         11               7               9              10              10
     Other......................................      1,256           1,236             950           1,173           1,147
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................    368,791         361,743         354,705         347,908         345,123
                                                  =========       =========       =========       =========       =========
   Sales--kilowatt-hours (in thousands):
     Residential and farm.......................  2,776,895       2,751,363       2,614,439       2,729,917       2,566,093
     Industrial.................................  3,764,953       3,540,082       3,377,132       3,185,101       3,173,932
     Commercial.................................  1,688,349       1,629,911       1,551,823       1,558,297       1,492,255
     Wholesale..................................  2,207,098       2,105,905       1,994,722       1,979,832       1,885,424
     Class A....................................    367,023         282,226         213,697         461,357         352,129
     Other......................................     54,217          51,073          55,230          54,376          55,101
                                                  ---------       ---------       ---------       ---------       ---------
       Total.................................... 10,858,535      10,360,560       9,807,043       9,968,880       9,524,934
                                                  =========       =========       =========       =========       =========
   Electric operating revenues (in thousands):
     Residential and farm.......................    194,242         184,176         171,887         179,751         170,875
     Industrial.................................    140,487         132,903         128,467         124,212         124,972
     Commercial.................................    101,382          95,977          91,707          92,628          89,618
     Wholesale..................................     76,056          69,757          67,326          68,154          65,983
     Class A....................................     10,344           9,198          10,159          14,677           9,784
     Other......................................      9,236          11,176           8,189           9,130           9,587
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................    531,747         503,187         477,735         488,552         470,819
                                                  =========       =========       =========       =========       =========
   Percent of generation by fuel type:
     Coal.......................................       80.4%           80.3%           79.8%           81.1%           79.6%
     Nuclear....................................       16.8%           16.5%           17.4%           15.7%           17.6%
     Hydroelectric..............................        2.4%            2.9%            2.6%            2.6%            2.5%
     Natural gas................................        0.3%            0.2%            0.1%            0.5%            0.2%
     Oil........................................        0.1%            0.1%            0.1%            0.1%            0.1%
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................      100.0%          100.0%          100.0%          100.0%          100.0%
                                                  =========       =========       =========       =========       =========
   System capacity--at time of system peak:
    (kWh's)
     Company plants (including jointly owned)...  2,193,000       2,019,000       1,934,000       1,932,000       1,936,000
     Firm purchased (sold) power................     40,000          83,000         110,000          70,000         (55,000)
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................  2,233,000       2,102,000       2,044,000       2,002,000       1,881,000
     System peak demand.........................  2,002,000       1,971,000       1,971,000       1,863,000       1,798,000
                                                  ---------       ---------       ---------       ---------       ---------
     Reserve margin at time of peak.............    231,000         131,000          73,000         139,000          83,000
                                                  =========       =========       =========       =========       =========

   Fuel cost per kilowatt-hour (cents)..........      1.410           1.349           1.365           1.392           1.419
   Cost per million BTU (all fuels) (cents).....     124.76          128.69          130.80          132.70          134.86
   BTU per kilowatthour generated (heat rate)...     10,451          10,483          10,438          10,493          10,519
   Average annual electric bill per
     residential and farm customer..............       $607            $587            $558            $594            $573
   Average annual kilowatt-hour use per
     residential and farm customer..............      8,662           8,772           8,492           9,015           8,603

    (a)  The estimated population for towns served jointly with other electric utilities has been based upon a ratio of 2.5 population per retail electric customer.


   GAS OPERATIONS:

   General

            As of December 31, 1994, WPL provided retail natural gas service to approximately 141,000 customers in 239 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois.

            WPL's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season.

            In 1994, WPL continued to purchase significant volumes of lower cost gas directly from producers and marketers and transported those volumes over its two major pipeline supplier's systems. This replaced higher cost gas historically purchased directly from the major pipeline systems.

   Gas Supplies

            During 1993, both of the interstate pipelines which serve WPL, ANR Pipeline and Northern Natural Pipeline, completed their transition to providing unbundled services as mandated by the FERC in its Order 636. As a result, WPL now contracts with these two parties for various unbundled services such as firm and interruptible transportation, firm and interruptible storage service and "no-notice" service. WPL and its gas customers have benefited from enhanced access to competitively priced gas supplies, and from more flexible transportation services. As part of this restructuring, pipelines have sought and received authorization to recover from their customers certain transition costs associated with restructuring. WPL is passing these costs along to its retail gas customers pursuant to provisions of its retail gas tariffs.

            The gas industry, in general, was put to a severe test during the first quarter of 1994 in the wake of the coldest weather on record.
   On January 18, 1994, the temperature averaged -17F in Madison, Wisconsin and did not rise above -7F. WPL set a record peak day load of 251,194 MMBTU. Overall throughput for January was 23% above forecast. Through effective use of transportation, supply, and storage contracts and by invoking tariff language allowing interruption and constraint of gas supplies to WPL's large industrial and commercial customers, WPL was able to maintain gas flows within the parameters imposed by its pipeline contracts. By doing so, WPL avoided substantial penalty exposure from the pipeline companies for unauthorized use of gas. WPL's large industrial and commercial customers served under interruptible rates moved to alternate fuel supplies during the periods of interruption and constraint. These customers pay a discounted rate year round in exchange for WPL's right to interrupt service to their facilities.

            WPL's portfolio of natural gas contracts over the last several years is as follows:

                                        ANR Pipeline
   Contract year                        1990-91    1991-92   1992-93     1993-94     1994-1995

   Maximum daily entitlement:
    (000's Dt per day)
      Contract demand                     81.5       81.5      81.5          --           --
      Firm transportation                 25.9       25.9      25.9        79.0         79.0
      Firm storage                        40.1       40.1      40.1        85.5         85.5
                                        ------     ------    ------      ------      -------
   Total                                 147.5      147.5     147.5       163.5        163.5
                                        ======     ======    ======      ======      =======
   Maximum annual entitlement
    (000's Dt)                          11,680     11,680       N/A         N/A         N/A

                                                      Northern Natural Pipeline

   Contract year                        1990-91    1991-92   1992-93     1993-94     1994-1995
                                                               (a)         (a)         (a)
   Maximum daily entitlement:
    (000's Dt per day)
      Contract demand                     19.9       16.9       --         --          --
      Firm transportation                 13.7       26.5      53.6        53.6        53.6
      Firm storage                         -          2.2       1.5         8.5         8.5
      "Unbundled" sales                    -          -        16.9         1.4         1.4
                                        ------     ------    ------      ------      ------
   Total                                  33.6       45.6      53.6        53.6        53.6
                                        ======     ======    ======      ======      ======

   Maximum annual entitlement
    (000's Dt)                           5,815        N/A       N/A         N/A         N/A

   (a)    Total no longer equals sum of components.  Currently, Northern Natural requires that WPL hold firm transportation equal to its total peak-day requirements.  Firm storage, "unbundled" sales from Northern Natural, and third party gas supply
          (not shown) are all eligible gas sources to be moved to WPL's city gates via this firm transportation.  Contract demand services from Northern Natural have been eliminated.


            As the natural gas market continues to evolve, WPL continuously evaluates products and services provided by pipelines and gas suppliers to meet the changing needs of its firm and interruptible gas customers.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                     CONSOLIDATED GAS STATISTICS

                                                                    Year Ended December 31,
                                                  1994        1993        1992        1991        1990
   Area served (end of period):
     Population -- retail (estimated)(a)......   399,000     391,000     377,000     375,000     363,000
     Cities, villages and towns served --
        retail................................       239         217         194         199         195

   Customers served  (end of period):
     Residential..............................   124,938     120,829     116,642     113,475     110,606
     Commercial firm..........................    15,082      14,644      14,209      13,848      13,384
     Industrial firm..........................       449         444         447         443         438
     Interruptible............................       272         261         262         215         211
     Transportation...........................       135          85         109          46          59
                                                 -------     -------     -------     -------     -------
         Total................................   140,876     136,263     131,669     128,027     124,698
                                                 =======     =======     =======     =======     =======
   Sales - Therms  (in thousands)   (b):
     Residential..............................   119,562     120,005     114,131     114,772     102,048
     Commercial firm..........................    70,702      69,389      66,272      67,015      59,123
     Industrial firm..........................    16,785      17,649      15,815      16,436      15,202
     Interruptible............................    24,809      27,872      25,497      26,025      35,434
     Interdepartmental sales..................     7,425       3,346       1,923       5,530       2,537
     Transported gas..........................    85,364      84,877      69,244      61,001      56,493
                                                 -------     -------     -------     -------     -------
         Total................................   324,647     323,138     292,882     290,779     270,837
                                                 =======     =======     =======     =======     =======
   Gas operating revenues  (in thousands):
     Residential..............................   $71,555     $71,632     $63,699     $63,521     $59,793
     Commercial firm..........................    34,644      33,456      30,486      29,640      27,509
     Industrial firm..........................     7,273       7,292       6,668       6,767       6,542
     Interruptible............................     8,777      10,685      14,589      12,051      11,563
     Interdepartmental sales and other........     2,779         400         281       1,469         883
     Transported gas..........................    15,112      14,919       3,639       4,327       4,133
                                                 -------     -------     -------     -------     -------
         Total................................  $140,140    $138,384    $119,362    $117,775    $110,423
                                                 =======     =======     =======     =======     =======
   Average annual residential heating use --
     therms...................................     1,022       1,052       1,029       1,069         978

   Average annual gas bill per residential
     heating customer.........................      $613        $631        $573        $590        $572

   (a)      The estimated population for towns served jointly with other gas utilities has been based upon a ratio of 2.5 population per retail gas customer.

   (b)      One therm equals 100,000 British Thermal Units and is a measure of the heat content of natural gas.

   Environmental Matters

            WPL cannot precisely forecast the effect of future environmental regulations by Federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes along with clean air legislation passed in 1990 by Congress, could affect the siting, construction and operating costs of both present and future generating units.

            Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the DNR to which the permit program has been delegated. These permits must be periodically renewed. WPL has obtained such permits for all of its generating stations or has filed timely applications for renewals of such permits.

            Air quality regulations promulgated by the DNR in accordance with Federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WPL currently has the necessary permits to operate its fossil-fueled generating facilities. With the passage of the new Federal Clean Air Act Amendments, the state is required to include these provisions into their permit requirements. WPL has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. The operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits may be issued in late 1995 and 1996. Until such time, the facilities will continue to operate under their existing permit conditions.

            Pursuant to Section 144.386(2) of the Wisconsin Statutes, WPL has submitted data and plans for 1995 sulfur dioxide emissions compliance. Actual 1994 emissions were reported to the DNR. WPL is currently in compliance with the state requirement. WPL will make any necessary operational changes in fuel types and power plant dispatch to comply with the system emissions limit of 1.2 pounds SO2 per million BTU.

            WPL's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WPL has installed continuous emission monitoring systems at all of its coal fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WPL's South Fond du Lac Combustion Turbine Site. These requirements were also met. Additional monitoring systems for nitrogen oxides will be required by January 1, 1996 at the combustion turbine site. WPL will install these monitors in 1995. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

            Pursuant to Section 311(j)(5) of the Clean Water Act, WPL has submitted Facility Response Plans for the Rock River generating station and the South Fond du Lac combustion turbine site. The plans address pollution prevention and spill response activities for those facilities with capacity to store in excess of one million gallons of oil.

            WPL maintains licenses for all of its ash disposal facilities and regularly reports to the DNR groundwater data and quantities of ash landfilled or reused. The landfills are operated according to a plan of operation approved by the DNR.

            WPL's accumulated pollution abatement expenditures through December 31, 1994, totalled approximately $133 million. The major expenditures consist of about $60 million for the installation of electrostatic precipitators for the purpose of reducing particulate emissions from WPL's coal-fired generating stations and approximately $73 million for other pollution abatement equipment at the Columbia, Edge-water, Kewaunee, Nelson Dewey, Rock River and Blackhawk plants. Expenditures during 1994 totalled approximately $5.0 million. Estimated future pollution abatement expenditures total $1.5 million through 1996. WPL's estimated pollution abatement expenditures are subject to continuing review and are revised from time to time due to escalation of construction costs, changes in construction plans and changes in environmental regulations.

            See "Electric Operations - Fuel" for information concerning the disposal of spent nuclear fuel and high level nuclear waste.

   Manufactured Gas Plant Sites

            Historically, WPL has owned 11 properties that have been associated with the production of manufactured gas. Currently, WPL owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WPL initiated investigation of these manufactured gas plant sites. The DNR has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

            In 1992, and into the beginning of 1993, WPL continued its investigations and studies. WPL confirmed that there was no contamination at two of the sites and received a close out letter from the DNR related to one of those sites and requested a close out letter for the other site. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In February 1993, WPL completed cost estimates for the environmental remediation of the eight remaining sites. The results of this analysis indicate that during the next 34 years, WPL will expend approximately $81 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

            The cost estimate set forth above assumes 4 percent average inflation over a 34 year period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WPL estimates that it will incur average annual costs of $2.0 million to complete the planned groundwater remediation activities.

            With respect to rate recovery of these costs, the PSCW has approved a five year amortization of the unamortized balance of environmental costs expended to date.

            In addition, WPL is pursuing insurance recovery for the costs of remediating these sites and is investigating to determine whether there are other parties who may be responsible for some of the clean-up costs.

            Through 1994, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant revision to the above estimates and assumptions.

            Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

   ITEM 2.  PROPERTIES

            The following table gives information with respect to electric generating facilities of WPL (including WPL's portion of those facilities jointly-owned).


                                                                      1994 Summer
                                                                      Capability
                                                                      WPL Portion         Ownership
   Type/                                                              in kilowatts        Interest
   Location                   Name                Fuel                    (kw)            in Facility

   Steam

   Beloit, WI                 Blackhawk           Natural Gas          54,500                100%
   Janesville, WI             Rock River          Coal                149,800                100%
   Cassville, WI              Nelson Dewey        Coal                211,800                100%
   Sheboygan, WI              Edgewater #3        Coal                 70,000                100%
   Sheboygan, WI              Edgewater #4        Coal                221,500               68.2%
   Sheboygan, WI              Edgewater #5        Coal                290,100                 75%
   Kewaunee, WI               Kewaunee            Nuclear             215,700                 41%
   Portage, WI                Columbia Energy     Coal                461,500               46.2%
                                Center

   Hydro

   Wisconsin Dells, WI        Kilbourn            Hydro                 5,800                100%
   Prairie du Sac, WI         Prairie du Sac      Hydro                14,200                100%
   Wisconsin River            Petenwell/          Hydro                 6,100                 33%
     Power Co.                 Castle Rock

   4 small units at
   various locations                              Hydro                 1,500                100%

   Combustion Turbine
   Janesville, WI             Rock River          Natural Gas
                                                    or Oil            130,300                100%
   Fond du Lac, WI            South Fond du Lac   Natural Gas
                                Unit 2 and 3        or Oil            166,700                100%
   Edgerton, WI               Sheepskin           Natural Gas
                                                    or Oil             37,500                100%
                                                                    ---------
                                                  Total             2,037,000
                                                                    =========

          The maximum net hourly peak load on WPL's electric system was 2,002,000 kw and occurred on June 16, 1994. At the time of such peak load, 2,386,000 kw were produced by generating facilities operated by WPL (including other company shared jointly-owned facilities). WPL delivered 934,000 kw of power and received 540,000 kw of power from external sources. During the year ended December 31, 1994, about 84.4 percent of WPL's total kilowatthour requirements were generated by company-owned and jointly-owned facilities and the remaining 15.6 percent was purchased. Substantially all of WPL's facilities are subject to the lien of its first mortgage bond indenture.

   ITEM 3.  LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the company or any of its subsidiaries is a party or to which any of their property is subject.

                              ENVIRONMENTAL MATTERS

          The information required by Item 3 is included in this Form 10-K in Note 11c to Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

                                  RATE MATTERS

          The information required by Item 3 is included in Items 6 & 7 of this Form 10-K within the Management's Discussion and Analysis of Financial Condition and Results of Operations narrative under the caption "Rates and Regulatory Matters."


   RECENT RATE CASE PROCEEDINGS
                                                                          Increase                Ordered or
                                                           Increase      (Decrease)   Requested   Negotiated     Date
                                                          (Decrease)     Ordered or  % Return on  % Return on  Increase
       Rate Case        Type of    Application    Test     Requested     Negotiated    Common       Common     (Decrease)
      Designation      Service(a)     Date        Year    ($ Millions)  ($ Millions)   Equity       Equity     Effective

   WPL Retail (PSC)
   6680-UR-103            e,g,w     02-29-88     1988-89      14.7          5.5         13.25        13.10      10-18-88
   6680-UR-104            e,g,w     12-30-88     1989-90      17.4          5.3         13.10        13.00      11-12-89
   6680-UR-105            e,g,w     12-29-89     1990-91       9.0        (10.8)        13.10        12.90      08-01-90
   6680-UR-106            e,g,w     12-28-90     1991-92      18.7         (0.1)        13.25        12.90      08-01-91
   6680-UR-107            e,g,w     12-30-91     1992-93      17.8         (0.9)        13.10        12.40      01-01-93
   6680-UR-108            e,g,w     01-04-93     1993-94      24.5         17.7         12.60        11.60      10-01-93
   6680-UR-109            e,g,w     02-01-94       1995        3.8        (11.6)        12.20        11.50      01-01-95

   WPL Wholesale (FERC)

   ER87-554               e         07-31-87     1987-88      (1.2)         (.9)        13.00        (b)        01-01-88
   ER93                   e         05-28-93     1993-94       2.0          2.0         11.00        (b)        10-01-93

   South Beloit (ICC)

   85-0505                e,w       11-08-85     1985-86      1.4(c)         .9         15.00        13.80      09-27-86

   (a)        e-electric, g-gas, w-water.
   (b)        Return on equity was not specified in the negotiated settlement agreement.
   (c)        On 05-07-86, South Beloit Water, Gas and Electric Co. adjusted the increase requested downward to $1.1 million.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of 1994.

   EXECUTIVE OFFICERS OF THE REGISTRANT

              Erroll B. Davis, Jr, 50, was elected President and Chief Executive Officer, effective August 1, 1988 and has been a board member since April 1984. He had been Executive Vice President since May 1984, Vice President - Finance and Public Affairs since November 1982 and Vice President - Finance since August 1978. Mr. Davis was elected President of WPL Holdings, Inc. on January 17, 1990 and Chief Executive Officer of WPL Holdings, Inc. effective July 1, 1990. He has served as a director of WPL Holdings, Inc. since March 1988.

              Edward M. Gleason, 54, was elected Vice President, Treasurer and Corporate Secretary of WPL Holdings, Inc. effective October 3, 1993. He previously served as Vice President-Finance and Treasurer of WPL since May 1986. Mr. Gleason functions as the principal financial officer of WPL Holdings, Inc.

              A.J. (Nino) Amato, 43, was appointed Senior Vice President effective October 3, 1993. He previously served as Vice President - Marketing and Strategic Planning since December 1992, Vice president - Marketing and Communications since January 1989 and Director of Electric Marketing and Customer Service since October 1988. He had been President of Forward Wisconsin, Inc. from 1987 to 1988.

              Norman E. Boys, 50, was elected Vice President of Power Production effective January 1, 1989. He previously served as the Director of Power Production since October 1987 and Generating Station Manager at the Edgewater Generating Station since August 1984.

              William D. Harvey, 45, was appointed Senior Vice President effective October 3, 1993. He previously served as Vice President-Natural Gas and General Counsel since August 1992, Vice President-General Counsel since October 1, 1990 and Vice President-Associate General Counsel since July 1986. Prior to joining the Company, he was a member of the law firm of Wheeler, Van Sickle, Anderson, Norman and Harvey.

              Eliot G. Protsch, 41, was appointed Senior Vice President effective October 3, 1993. He previously served as Vice President-Customer Services and Sales since August 1992, Vice President and General Manager-Energy Services since January 1989 and District Manager, Dane County, since October 1986.

              Daniel A. Doyle, 36, was appointed Vice President - Finance, Controller and Treasurer effective December 25, 1994. He previously served as Controller and Treasurer of WPL since October 3, 1993. Prior to joining the Company, he was Controller of Central Vermont Public Service Corporation since December 1988.

              David E. Ellestad, 54, was appointed Vice President-Electrical Engineering and Operations on August 1, 1992. He previously served as Vice President-Engineering and Operations since 1988; Vice President of Electrical Engineering and Procurement since January 1, 1986; Director of Electrical Engineering & Procurement since May 1985 and Director of Electrical Engineering since November 1979.

              Thomas J. Handziak, 31, was elected Assistant Controller on September 20, 1993. Prior to joining the Company, he was employed by Arthur Andersen & Co. as an Audit Staff Assistant, Audit Senior and Audit Manager with primary responsibilities of auditing and providing financial consulting services to large publicly held corporations.

              Thomas L. Hanson, 41, was elected Assistant Treasurer on May 17, 1989. He had been Financial Relations Supervisor in the Treasury Department since October 1987.

              Steven F. Price, 42, was appointed Assistant Corporate Secretary on April 15, 1992. He had been Cash Management Supervisor since December 1987. He was also appointed Assistant Corporate Secretary and Assistant Treasurer of WPL Holdings, Inc. on April 15, 1992.

              Joseph Shefchek, 38, was elected Assistant Vice President of Environmental Affairs and Research effective December 25, 1994. He previously served as Director of Environmental Affairs and Research since June 1991. Before joining the Company, he held various environmental engineering positions in private industry and government.

              Barbara Swan, 43, was elected Vice President-General Counsel effective December 25, 1994. She previously served as General Counsel since 1993 and Associate General Counsel from 1987 to 1993.

              Pamela J. Wegner, 47, was elected Vice President-Information Services and Administration on October 13, 1994. Prior to joining the Company, she was the Administrator of the Division of Finance and Program Management in the Wisconsin Department of Administration since 1987. She served as Administrator of the Division of Administrative Services in the Wisconsin Department of Revenue from 1983 to 1987.

              Kim K. Zuhlke, 41, was elected Vice President - Customer Services and Sales effective October 3, 1993. He previously served as Director of Marketing and Sales Services since 1991, Director of Market Research, Planning and Development since February 1990, Director of Customer Services since 1988 and District Manager at Beaver Dam since April 1984.

   NOTE: All ages are as of December 31, 1994. None of the executive officers listed above is related to any director of the Board or nominee for director of the Company.

              Executive officers of the Company have no definite terms of office and serve at the pleasure of the Board of Directors.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

              Effective with the formation of the holding company, all $5 par value common stock of the Company was converted into common stock of WPL Holdings, Inc. WPL Holdings is now the sole common shareowner of the Company.

              The Company's dividend payment for administrative allowance and other costs throughout 1994 and 1993 totalled $0 and $1,000,000, respectively, regular cash dividends paid per share of common stock during 1994 and 1993 to WPL Holdings, Inc. were .96 cents and .95 cents, respectively, for each quarter.


   ITEM 6 AND 7.  SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION


   SELECTED FINANCIAL DATA

                                              1994    1993       1992     1991      1990
                                                          (in millions)
    Operating revenues...................    $  674  $  645     $  601   $  610    $  585
    Net income...........................    $   68  $   60     $   55   $   64    $   61
    Total assets (at December 31)........    $1,585  $1,551     $1,414   $1,250    $1,213
    Long-term debt, net (at December 31).    $  337  $  336     $  336   $  291    $  328

   MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

   1994 COMPARED WITH 1993

   OVERVIEW

   Net income of Wisconsin Power and Light Company ("WPL" or the "Company") increased to $68.2 million in 1994 compared with $60.2 million in 1993. Net income for 1994 was significantly affected by two non-recurring items. These items were the reversal of a coal contract penalty in the 1st quarter and costs associated with early retirement and severance programs which primarily occurred in the 4th quarter. Both of these items are discussed in the "Other Events" section of Management's Discussion and Analysis. The following breakout presents the recurring aspects of 1994's operations.

                                             1994              1993
                                                  (in millions)
    Net Income, as reported                 $68.2             $60.2
    Less: Increase in Net Income from
          reversal of coal contract
          penalty                            (5.3)             ( - )
    Add:  Decrease in Net Income from
          costs associated with early
          retirement and severance
          programs                            8.2               1.1
                                            -----             -----
    Net Income before the above
      non-recurring items                   $71.9             $61.3
                                            =====             =====

   The increase in the "Net income before the above non-recurring items" primarily reflects an increase in operating earnings.


   Electric Operations
                                                                                   Revenues &
                                                                                      Costs Per
                                                       kWh's Sold,                    kWh Sold
                          Revenues            %         Generated          %          Generated         Customers at
                          and Costs        Change     and Purchased      Change       & Purch.          End of Year
                        1994      1993                1994       1993               1994      1993      1994      1993
                        (in thousands)                (in thousands)

   Residential
    and farm           $194,242  $184,176    5%     2,776,895   2,751,363    1%    $.070     $.067     325,063   316,870
   Industrial           140,487   132,903    6%     3,764,953   3,540,082    6%     .037      .038         776       714
   Commercial           101,382    95,977    6%     1,688,349   1,629,911    4%     .060      .059      43,868    42,884
   Wholesale and
    Class A              86,400    78,955    9%     2,574,121   2,388,131    8%     .034      .033          81        39
   Other                  9,236    11,176  -17%        54,518      51,073    7%     .169      .219       1,477     1,236
                       --------  --------  ----    ----------  ----------  ----    -----     -----     -------   -------
     Total              531,747   503,187    6%    10,858,836  10,360,560    5%    $.049     $.049     371,265   361,743
                                                   ==========  ==========  ====    =====     =====     =======   =======
   Elec.
    production fuels    123,469   123,919    0%     9,445,950   9,180,484    3%    $.013     $.013
                                                   ==========  ==========  ====    =====     =====
   Purchased power       37,913    28,574   33%     1,780,451   1,481,993   20%    $.021     $.019
                       --------  --------  ----    ==========  ==========  ====    =====     =====
   Margin              $370,365  $350,694    6%
                       ========  ========  ====


   WPL's electric margin increased during 1994 compared to 1993. The primary factor was a 3.8 percent retail rate increase effective October 1, 1993. Strong economic conditions in the industrial and commercial customer classes contributed higher sales and customer growth. A colder than normal January and a very warm mid-September offset relatively mild summer conditions in July and August making 1994 a relatively average year in terms of impacts on sales volumes. Electric production fuel costs were reasonably stable for 1994. The volume of purchased power increased as a result of WPL's efforts to conserve coal inventories during a rail strike in the 3rd quarter of 1994. See "Other Events" for details.


   Gas Operations

                                                                                   Revenues &
                          Revenues           %       Therms Sold            %      Costs Per Therm     Customers at
                         and Costs         Change     & Purchased         Change   Sold, & Purch.      End of Year
                         1994      1993              1994        1993              1994      1993       1994      1993
                        (in thousands)              (in thousands)
   Residential         $ 71,555  $ 71,632     0%    119,562     120,005      0%    $.60      $.60      124,938   120,829
   Firm                  41,918    40,748     3%     87,487      87,038      1%     .48       .47       15,531    15,088
   Interruptible          8,777    10,685   -22%     24,809      27,872    -11%     .35       .38          272       261
   Transportation        15,112    14,205     5%     85,364      84,877      1%     .18       .18          135        85
   Other                    213      --       -%       --          --        -%     --        --            90      --
                       --------  --------  -----   --------    --------   -----    ----      ----      -------   -------
     Total              137,575   137,270     1%    317,222     319,792      0%    $.43      $.43      140,966   136,263
                                                   ========    ========   =====    ====      ====      =======   =======
   Purchased gas         86,586    90,505    -4%    293,547     285,531      4%    $.29      $.32
                       --------  --------  -----   ========    ========   =====    ====      ====
   Margin              $ 50,989  $ 46,765    10%
                       ========  ========  =====


   Gas margin increased in 1994 from 1993 primarily based on two factors: 1) a 1.4 percent retail rate increase effective October 1, 1993 and, 2) an increase in customers in the higher rate firm service which improved the sales mix. The overall cost of purchased gas declined reflecting WPL's effective use of opportunities on the gas spot market.

   Other Operation

   Other operation expense increased due to the early retirement and severance programs discussed in the "Other Events" section.

   Maintenance

   Maintenance expense decreased between years due to variation in the timing and extent of maintenance on its generating facilities between years. Secondarily, a severe storm in the summer of 1993 increased 1993's maintenance expense related to service restoration.

   Depreciation and Amortization

   Depreciation expense increased, principally reflecting increased property additions and increased decommissioning costs.

   Other Income and (Deductions)

   Other income increased resulting from the reversal of a coal contract penalty discussed later in the "Other Events" section.

   Income Taxes

   Income taxes increased between years primarily due to higher taxable income.


   1993 COMPARED WITH 1992

   OVERVIEW

   Net income of the Company increased to $60.2 million in 1993 compared with $55.4 million in 1992. The principle factors leading to increased earnings included warmer summer weather and lower electric fuel costs per kWh which yielded higher electric margins. These increases were somewhat offset by increased depreciation expense resulting from additional investment in utility plant and property additions, a change in the mix of gas sales from higher margin sales to lower margin sales, the increase in the Federal corporate tax rate from 34 percent to 35 percent and a one-time 4-cent-per-share charge associated with a voluntary separation program for the executive management group.

   Electric Operations
                                                                                     Revenues &
                                                                                     Costs Per
                                                        kWh's Sold,                   kWh Sold
                           Revenues          %          Generated           %        Generated          Customers at
                           and Costs       Change      and Purchased      Change      & Purch.          End of Year
                         1993      1992               1993       1992              1993      1992      1993      1992
                         (in thousands)                (in thousands)

   Residential
    and farm           $184,176  $171,887    7%     2,751,363  2,614,439    5%     $.067     $.066     316,870   310,702
   Industrial           132,903   128,467    3%     3,540,082  3,377,132    5%      .038      .038         714       727
   Commercial            95,977    91,707    5%     1,629,911  1,551,823    5%      .059      .059      42,884    42,287
   Wholesale
    and Class A          78,955    77,485    2%     2,388,131  2,208,419    8%      .033      .035          39        39

   Other                 11,176     8,189   36%        51,073     55,230   -8%      .219      .148       1,236       950
                       --------  --------  ----    ----------  ---------  ----     -----     -----     -------   -------
     Total              503,187   477,735    5%    10,360,560  9,807,043    6%     $.049     $.049     361,743   354,705
                                                   ==========  =========  ====     =====     =====     =======   =======
   Elec.
    production fuels    123,919   123,440   .4%     9,186,134  9,041,317    2%     $.014     $.014
                                                   ==========  =========  ====     =====     =====
   Purchased power       28,574    24,427   17%     1,481,993  1,124,667   32%     $.019     $.022
                       --------   -------- ----    ==========  =========  ====     =====     =====
   Margin              $350,694  $329,868    6%
                       ========  ========  ====


   Electric margin in dollars increased during 1993 compared with 1992 due to increased demand for electricity brought on by warmer summer weather. Residential customers, being the most weather sensitive, experienced the most significant increases. Wisconsin's strong economy kept the commercial and industrial classes growing steadily. These increases were coupled with declining electric production fuel costs per kWh. The decrease in electric production fuel cost per kWh was due to WPL's aggressive pursuit of additional spot coal purchase opportunities as its longer term contracts began to expire. Additionally, a highly competitive rail transportation environment significantly reduced the cost of transporting the coal. Also, lower cost purchased power became available due to excess capacity in the bulk power market.

   Gas Operations
                                                                                     Revenues &
                          Revenues           %         Therms Sold          %      Costs Per Therm     Customers at
                           and Costs       Change     & Purchased         Change    Sold, & Purch.      End of Year
                         1993      1992              1993         1992              1993     1992       1993      1992
                         (in thousands)               (in thousands)

   Residential         $ 71,632  $ 63,699    12%    120,005     114,131      5%    $.60      $.56      120,829   116,642
   Firm                  40,748    37,154    10%     87,038      82,087      6%     .47       .45       15,088    14,656
   Interruptible         10,685     9,554    12%     27,872      25,497      9%     .38       .37          261       262
   Transportation        14,205     8,674    72%     84,877      69,244     23%     .18       .13           85       109
   Other                   --         281     -%       --         1,923      -%     --        .15         --        --
                       --------  --------   ----   --------    --------    ----    ----      ----      -------   -------
     Total              137,270   119,362    16%    319,792     292,882     10%    $.43      $.41      136,263   131,669
                                                   ========    ========    ====    ====      ====      =======   =======
   Purchased gas         90,505    77,112    18%    285,531     260,354     11%    $.32      $.30
                       --------  --------  -----   ========    ========    ====    ====      ====
   Margin              $ 46,765  $ 42,250    11%
                       ========  ========  =====


   Gas revenues for 1992 were affected by the recognition of a $4.9 million before-tax refund to its natural gas customers resulting from an adjustment in the calculation of the purchased gas adjustment clause. Without the impact of this revenue adjustment, comparative gas margins would have declined for 1993 compared with 1992.

   The overall increases in gas revenues and purchased gas costs between years resulted primarily from increased volumes procured on behalf of transportation customers. This had the impact of decreasing margins as a percentage of total revenues. A change in the mix of gas sales from higher margin residential sales to lower margin sales also moved margins downward. Offsetting this decline, Wisconsin's strong economy enabled growth in the Commercial and Industrial classes, and there was also some overall increase in the demand for natural gas due to colder weather.

   Other Operation Expense

   An increase in other operation expense resulted from higher WPL employee benefit expense (see Notes to Consolidated Financial Statements, Note 7). These increases were offset somewhat by decreases in conservation program expenditures and decreases in fees associated with the sale of accounts receivable due to a decline in interest rates. Additionally, cost management efforts have helped control annual inflationary pressures on general and administrative costs.

   Depreciation and Amortization

   Depreciation and amortization expense increased, principally reflecting increased property additions and the commencement of deferred charge amortizations approved in WPL's rate orders received in December 1992 and October 1993. The most significant amortizations include the amortization related to an acquisition adjustment which resulted from the purchase of transmission facilities and the amortization of costs incurred related to the remediation of former manufactured gas plant sites (see Notes to the Consolidated Financial Statements, Note 11).

   Allowance for Funds Used During Construction ("AFUDC")

   Total AFUDC increased in 1993 compared with 1992, reflecting the greater amounts of construction work in progress including the costs associated with WPL's construction of two 86-megawatt combustion-turbine generators.

   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

   On December 9, 1994, the Public Service Commission of Wisconsin (PSCW) issued rate order UR-109, effective for a two-year period beginning January 1, 1995. The order included the following decisions on WPL's retail rate application as filed on February 4, 1994: 1) electric revenues will be decreased by approximately $12.3 million (2.8 percent) annually, 2) natural gas revenues will be increased by approximately $.7 million (.5 percent) annually, 3) return on common equity will be 11.5 percent versus WPL's previously allowed return on equity of 11.6 percent.


   Further, the PSCW approved certain incentive programs described below:

   1. The electric fuel adjustment mechanism was eliminated. In its absence, WPL will benefit from reductions in fuel cost. Conversely, WPL will be exposed to increases in fuel costs.

   2. The automatic purchased gas adjustment clause was also eliminated. In the future, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WPL's margin on gas sales. Fixed demand costs are excluded from the incentive program. Both benefits and exposures are subject to ratepayer sharing provisions, which are capped at $1.1 million.

   3. In order to promote air quality and reliability, there are SO2 emissions and service reliability incentive clauses. Positive incentive available under these clauses is $1.5 million for the SO2 emissions and $.5 million for the service reliability. WPL's earnings are also
   negatively exposed for equal amounts.   Since WPL is allowed to collect
   all revenues under these programs in advance, up to $4.0 million annually of pre-tax revenue may be collected subject to refund upon final determination of performance under this program.

   Industry Outlook

   The PSCW has recently opened a formal docket initiating an inquiry into the future structure of the electric utility industry in Wisconsin. The goals of Wisconsin utility regulation and the principles to be used in choosing among alternative proposals have been identified. WPL has submitted its preferred structure which, in summary form, calls for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

   Financing and Capital Structure

   The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WPL generally issues short-term debt to provide interim financing of construction and capital expenditures in excess of available internally generated funds. WPL periodically reduces its outstanding short-term debt through the issuance of long-term debt and through equity contributions from its parent, WPL Holdings, Inc. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates
   WPL also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. The Company also anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility analysts and rating services. Commercial paper has been rated A-1+ by Standard & Poor's Corp. and P-1 by Moody's Investors Service.

   Bank lines of credit of $70 million at December 31, 1994 are available to support these borrowings.

   The Company's capitalization at December 31, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 52 percent common equity, 6 percent preferred stock and 42 percent long-term debt. The common equity to total capitalization ratio at December 31, 1994 increased to 52 percent from 51 percent at December 31, 1993.

   The retail rate order effective January 1, 1995, requires WPL to maintain a utility common equity level of 51.93 percent of total utility capitalization during the two-year test year ending December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WPL that are in excess of the level forecasted for 1995 ($58.1 million), if such dividends would reduce WPL's average common equity ratio below 51.93 percent.

   Capital Requirements

   WPL is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Estimated capital requirements for the next five years are as follows:


                                                 Capital Requirements

                                   1995       1996      1997      1998     1999
                                                    (in millions)

   Construction expenditures      $131.2     $100.4    $132.2    $119.6   $130.6
   Changes in working capital
    and other                       (4.6)      (5.5)     67.0      16.3     (3.8)
                                  ------     ------    ------    ------   ------
   Construction and operating
    capital                       $126.6     $ 94.9    $199.2    $135.9   $126.8
   Manufactured gas plant site
    remediation expenditures         2.0        9.2      10.5       9.6       .6
                                  ------     ------    ------    ------   ------
   Total capital requirements     $128.6     $104.1    $209.7    $145.5   $127.4
                                  ======     ======    ======    ======   ======


   Included in the construction expenditure estimates, in addition to the recurring additions and improvements to the distribution and transmission systems, are the following: 1) expenditures for managing and controlling electric line losses and for the electric delivery system that will reduce electric line losses and enhance WPL's interconnection capability with other utilities; 2) expenditures related to environmental compliance issues including the installation of additional emissions monitoring equipment and coal handling equipment; 3) expenditures associated with the construction of an 86-megawatt combustion-turbine generator expected to become operational in 1996.

   The Company's capital requirements may also be impacted by decisions relating to the Kewaunee Nuclear Power Plant ("Kewaunee"). The steam generator tubes at Kewaunee are susceptible to corrosion characteristics, a condition that has been experienced throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service plugging. The steam generators were designed with an approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation is not possible and there is a gradual decrease in the capacity of the plant. The plant's capacity could be reduced by as much as 20% by the year 2013 when the current operating license expires. Currently, the equivalent of approximately 12 percent of the tubes in the steam generators are plugged. WPL and the joint-owners recently completed studies evaluating the economics of replacing the two steam generators at Kewaunee. The studies resulted in the conclusion that the most prudent course of action is to continue operation of the existing steam generators. WPL and the other joint-owners continue to evaluate appropriate strategies, including replacement, as well as continued operation of the steam generators without replacement. WPL and the joint-owners also continue to fund the development of welded repair
   technology for steam generator tubes.   The plant is expected to be
   operated until at least 2013. WPL and the joint-owners are also continuing to evaluate and implement initiatives to improve the performance of Kewaunee, which already performs at above average levels for the industry. These initiatives include conversion from a 12-month to an 18-month fuel cycle and numerous other cost reduction measures. These initiatives have resulted in reductions in Kewaunee operating and maintenance costs since 1991.

   Capital Resources

   One of the Company's objectives is to finance construction expenditures through internally generated funds supplemented, when required, by outside financing. With this objective in place, the Company has financed an average of 79 percent of its construction expenditures during the last five years from internal sources. However, during the next five years, the Company expects this percentage to be reduced primarily due to the continuation of major construction expenditures and the maturity of $64 million of WPL first mortgage bonds. External financing sources such as the issuance of long-term debt, short-term borrowings and equity contributions from its parent, WPL Holdings, Inc. will be used by the Company to finance the remaining construction expenditure requirements for this period. Expectations are that $65 million of long-term debt will be issued over the next three years.

   INFLATION

   Under current rate-making methodologies prescribed by the various commissions that regulate WPL, projected or forecasted operating costs, including the impacts of inflation, are incorporated into WPL revenue requirements. Accordingly, the impacts of inflation on WPL are currently mitigated. Although rates will be held flat until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements. Inflationary impacts on the non-regulated businesses are not anticipated to be material to the Company.

   OTHER EVENTS

   Coal Contract Penalty

   In November 1989, the PSCW concluded that WPL did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, WPL recorded a reserve in 1989 that had an after-tax affect of reducing 1989 net income by $4.9 million. The PSCW decision was found to represent unlawful retroactive rate-making by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court.

   In January, 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's opinion, all avenues for appeal have been exhausted. As a result, WPL reversed the entire reserve and was also allowed to collect interest on amounts of the penalty previously refunded to ratepayers. The reversal of the reserve plus interest had an after-tax affect of increasing net income in 1994 by $5.3 million.

   Early Retirement and Severance Programs

   Given the expectation of increasing competition, WPL has continued to reengineer its processes to implement cost efficiencies in its operations. In connection with these efforts, WPL offered voluntary early retirement programs and voluntary severance programs to affected employees in 1994 and 1993. These programs primarily closed late in the fourth quarter of 1994 and 1993.

   For 1994, in terms of cost, the early retirement programs totalled $9.8 million and the severance programs totalled $3.9 million for a grand total of $13.7 million. For 1993, program costs totalled $1.8 million.

   Coal Transporter's Strike

   One of WPL's major coal transporters experienced a labor strike during the third quarter of 1994. During the term of the strike (55 days), WPL's ability to receive coal from its suppliers was impaired, which required WPL to use some of its existing coal reserves and to purchase additional power. On August 29, 1994, President Clinton, acting under the Railway Labor Act, forced a temporary end (the "cooling off period") to the strike by ordering the railroad union employees back to work and establishing a three member Presidential Emergency Board to draft a recommended settlement. Railroad management and the United Transportation Union have subsequently settled on a contract. As of December 31, 1994, the existing and anticipated financial impact on WPL's operating results was not material.

   Environmental

   WPL cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes along with the clean air legislation passed in 1990 by Congress, could affect the siting, construction and operating costs of both present and future generating units.

   Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the Wisconsin Department of Natural Resources (DNR). WPL has obtained such permits for all of its generating stations or has filed timely applications for renewals.

   Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WPL currently has the necessary permits to operate its fossil-fueled generating facilities. However, beginning in 1994, new permits were required for all major facilities in Wisconsin. WPL's Columbia Generating facility submitted a permit application on May 1, 1994. The remaining facilities will be addressed in early 1995.

   WPL's compliance strategy for Wisconsin's 1993 sulfur dioxide law and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993 and 1994. WPL has installed continuous emissions monitoring systems at all of its coal fired boilers. No additional costs for compliance with these acid-rain-prevention requirements are anticipated at this time.

   Also see Note 11c in the Notes to the Consolidated Financial Statements for a discussion of WPL's manufactured gas plant sites.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Wisconsin Power and Light Company:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, common shareowners' investment and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


   ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   February 1, 1995

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                     CONSOLIDATED BALANCE SHEETS

                                                           Year Ended December 31,
                                                            1994         1993
                                                            (dollars in thousands)
   Utility plant:
     Plant in service  --
       Electric.......................................    $1,611,351   $1,518,701
       Gas............................................       204,514      194,283
       Water..........................................        22,070       20,437
       Common.........................................       123,255      106,803
                                                          ----------   ----------
                                                           1,961,190    1,840,224
     Dedicated decommissioning funds..................        51,791       49,803
                                                          ----------   ----------
                                                           2,012,981    1,890,027
     Less-Accumulated provision for depreciation......       808,853      763,027
                                                          ----------   ----------
                                                           1,204,128    1,127,000
     Construction work in progress....................        42,731       75,732
     Nuclear fuel, net................................        19,396       18,000
                                                          ----------   ----------
       Total utility plant............................     1,266,255    1,220,732
   Other property and equipment,net...................         9,133          652
                                                          ----------   ----------
   Investments........................................        12,228       12,537
                                                          ----------   ----------
   Current assets:
     Cash and equivalents.............................         2,234        5,930
     Net accounts receivable and unbilled revenue,
       less allowance for doubtful accounts of $209
       and $259,respectively..........................        21,689       30,572
     Accounts receivable from parent for income
       taxes..........................................          --          2,117
     Coal, at average cost............................        15,824       16,042
     Materials and supplies, at average cost..........        20,835       21,679
     Gas in storage, at average cost..................         7,975        8,754
     Prepayments and other............................        22,310       21,677
                                                          ----------   ----------
       Total current assets...........................        90,867      106,771
                                                          ----------   ----------

   Deferred charges:
     Regulatory assets................................       144,476      148,805
     Other............................................        62,165       61,160
                                                          ----------   ----------
       Total deferred charges.........................       206,641      209,965

                                                          ----------   ----------
         Total Assets.................................    $1,585,124   $1,550,657
                                                          ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                     CONSOLIDATED BALANCE SHEETS

                                                         Year Ended December 31,
                                                            1994         1993
                                                           (dollars in thousands)
   Capitalization:
     Common shareowner's investment.................      $544,506      $522,703
     Preferred stock not mandatorily redeemable.....        59,963        59,963
     First mortgage bonds, net......................       336,538       336,477
                                                        ----------    ----------
       Total capitalization.........................       941,007       919,143
                                                        ----------    ----------
   Current liabilities:
     Variable rate demand bonds.....................        56,975        56,975
     Short-term debt................................        50,500        59,000
     Accounts payable and accruals..................        67,518        72,430
     Accrued payroll and vacation...................        12,624        12,092
     Accrued taxes..................................         7,299           804
     Accrued interest...............................         7,669         7,695
     Other..........................................        12,456        16,431
                                                        ----------    ----------
       Total current liabilities....................       215,041       225,427
                                                        ----------    ----------
   Other credits:
     Accumulated deferred income taxes..............       222,373       210,762
     Accumulated deferred investment tax credits....        40,758        42,684
     Accrued environmental remediation costs........        79,280        80,973
     Deferred credits and other.....................        86,665        71,668
                                                        ----------    ----------
                                                           429,076       406,087
                                                        ----------    ----------
   Contingencies  (Notes 2 and 11)

       Total Capitalization and Liabilities.........    $1,585,124    $1,550,657
                                                        ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                       1994       1993        1992
                                                            (dollars in thousands)
   Operating revenues:
     Electric......................................  $531,747   $503,187    $477,735
     Gas...........................................   137,575    137,270     119,362
     Water.........................................     4,133      3,927       3,722
                                                     --------   --------    --------
                                                      673,455    644,384     600,819

   Operating expenses:
     Electric production fuels......................  123,469    123,919     123,440
     Purchased power................................   37,913     28,574      24,427
     Purchased gas..................................   86,586     90,505      77,112
     Other operation................................  148,361    139,075     128,992
     Maintenance....................................   41,227     44,763      45,081
     Depreciation...................................   73,194     61,197      56,416
     Taxes  --
       Current federal income.......................   26,727     25,063      21,641
         Deferred income............................   10,270      5,053       6,270
         Investment tax credit (restored)...........   (1,926)    (1,967)     (2,125)
         Current state income ......................    6,147      6,580       5,160
         Other......................................   27,100     26,145      26,170
                                                     --------   --------    --------
                                                      579,068    548,907     512,584
                                                     --------   --------    --------
   Net operating income.............................   94,387     95,477      88,235
                                                     --------   --------    --------
   Other income and (deductions):
     Allowance for equity funds used during
       construction.................................    3,009      2,977       2,351
     Other,net..  ..................................    7,726     (2,188)        299
     Current federal income tax.....................   (1,480)      (519)        274
     Deferred income tax............................   (2,029)      (419)        131
                                                     --------   --------    --------
                                                        7,226       (149)      3,055
                                                     --------   --------    --------
   Income before interest expense...................  101,613     95,328      91,290
                                                     --------   --------    --------
   Interest expense:
     Interest on bonds..............................   28,796     28,422      29,254
     Allowance for borrowed funds used during
       construction.................................   (1,029)    (1,053)     (1,329)
     Other..........................................    2,352      3,854       4,146
                                                     --------   --------    --------
                                                       30,119     31,223      32,071
                                                     --------   --------    --------
   Income before preferred dividends................   71,494     64,105      59,219

   Preferred stock dividends........................    3,310      3,928       3,811
                                                     --------   --------    --------
   Net income.......................................  $68,184    $60,177     $55,408
                                                     ========   ========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Year Ended December 31,
                                                            1994       1993       1992
                                                               (dollars in thousands)
   Cash flows generated from (used for) operating
   activities:
     Income before preferred stock dividends......         $71,494    $64,105    $59,219
     Adjustments to reconcile net income to net
       cash generated from operating activities:
         Depreciation.............................          73,194     61,197     56,416
         Deferred income taxes and other..........          10,270      5,053      6,139
         Investment tax credit restored...........          (1,926)    (1,967)    (2,125)
         Amortization of nuclear fuel.............           6,707      7,049      7,961
         Allowance for equity funds used during
           construction...........................          (3,009)    (2,977)    (2,351)
         Other,net................................           6,561      7,201        252
     Changes in assets and liabilities:
       Net accounts receivable and unbilled
         revenue..................................          16,335      4,124     (9,162)
       Coal.......................................             218      2,943      2,666
       Materials and supplies.....................             884         (6)     1,769
       Gas in storage.............................             779     (4,463)     1,403
       Prepayments and other......................            (634)      (383)    (1,895)
       Accounts payable and accruals..............          (4,912)       640      6,901
       Accrued taxes..............................          (3,775)      (538)    (1,680)
       Other, net.................................          14,571     11,222     (9,029)
                                                          --------   --------   --------
         Net cash generated from operating
           activities.............................         186,757    153,200    116,484

   Cash flows generated from (used for) financing
   activities:
     Common stock cash dividends..................         (55,911)   (54,327)   (51,166)
     Issuance of first mortgage bonds.............            --         --      279,000
     Issuance of variable rate demand bonds.......            --         --         --
     Issuance of preferred stock..................            --       29,986       --
     Redemption of preferred stock................            --      (29,986)      --
     Preferred stock issuance expense.............            --       (1,083)      --
     Preferred stock dividends....................          (3,310)    (3,928)    (3,811)
     Net change in short-term debt................          (8,500)     8,000     14,000
     Current bond maturities and sinking fund
       retirements................................            --         (100)  (239,031)
     Equity contribution from parent..............           9,649     61,399     10,002
                                                          --------   --------   --------
         Net cash (used for) generated from
           financing activities...................         (58,072)     9,961      8,994
                                                          --------   --------   --------
   Cash flows generated from (used for) investing
   activities:
     Additions to utility plant, excluding AFUDC..        (123,959)  (149,333)  (123,321)
     Allowance for borrowed funds used during
       construction...............................          (1,029)    (1,053)    (1,329)
     Dedicated decommissioning funds..............          (1,988)    (9,426)    (3,737)
     Other,net....................................          (5,405)     2,200      1,974
                                                          ---------  --------   --------
       Net cash used for investing activities.....        (132,381)  (157,612)  (126,413)

   Net (decrease) increase in cash and
    equivalents...................................          (3,696)     5,549       (935)
   Cash and equivalents at beginning of year......           5,930        381      1,316
                                                          --------   --------   --------
   Cash and equivalents at end of year............          $2,234     $5,930       $381

   Supplemental disclosures of cash flow
    information:
       Cash paid during the year for:
         Interest on debt.........................         $30,156    $32,246    $32,254
         Income taxes.............................         $29,642    $32,465    $31,766


   The accompanying notes are an integral part of the consolidated financial statements.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                              CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                    Year Ended December 31,
                                                                   1994            1993
                                                                   (dollars in thousands)
   Common shareowner's investment:
     Common stock, $5 par value, authorized - 18,000,000
       shares; issued and outstanding - 13,236,601 shares..       $66,183         $66,183
     Premium on capital stock..............................       197,423         187,773
     Capital surplus.......................................         1,747           1,747
     Reinvested earnings...................................       279,153         267,000
                                                                 --------        --------
       Total common shareowner's investment................       544,506         522,703

   Preferred stock not mandatorily redeemable:
     Cumulative, without par value,  $100 stated value,
       authorized 3,750,000 shares, maximum aggregate
       stated value $150,000,000
         4.50% series,  99,970 shares outstanding..........         9,997           9,997
         4.80% series,  74,912 shares outstanding..........         7,491           7,491
         4.96% series,  64,979 shares outstanding..........         6,498           6,498
         4.40% series,  29,957 shares outstanding..........         2,996           2,996
         4.76% series,  29,947 shares outstanding..........         2,995           2,995
         6.20% series, 150,000 shares outstanding..........        15,000          15,000
     Cumulative, without par value,  $25 stated value,
       6.50% series, 599,460 shares outstanding............        14,986          14,986
                                                                 --------        --------
         Total preferred stock.............................        59,963          59,963

   First mortgage bonds:
     Series L, 6.25%, due 1998.............................         8,899           8,899
     1984 Series A, variable rate, due 2014 (5.40% at
       December 31, 1994)..................................         8,500           8,500
     1988 Series A, variable rate, due 2015 (5.80% at
       December 31, 1994)..................................        14,600          14,600
     1990 Series V, 9.3%, due 2025.........................        50,000          50,000
     1991 Series A, variable rate, due 2015 (5.95% at
       December 31, 1994)..................................        16,000          16,000
     1991 Series B, variable rate, due 2005 (5.95% at
       December 31, 1994)..................................        16,000          16,000
     1991 Series C, variable rate, due 2000 (5.95% at
       December 31, 1994)..................................         1,000           1,000
     1991 Series D, variable rate, due 2000 (5.95% at
       December 31, 1994)..................................           875             875
     Series W, 8.6%, due 2027..............................        90,000          90,000
     Series X, 7.75%, due 2004.............................        62,000          62,000
     Series Y, 7.6%, due 2005..............................        72,000          72,000
     Series Z, 6.125%, due 1997............................        55,000          55,000
                                                                 --------        --------
                                                                  394,874         394,874
   Less --
     Variable rate demand bonds............................       (56,975)        (56,975)
     Unamortized discount..................................        (1,361)         (1,422)
                                                                 --------        --------
       Total first mortgage bonds, net.....................       336,538         336,477
                                                                 --------        --------
   TOTAL CAPITALIZATION....................................      $941,007        $919,143
                                                                 ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                     CONSOLIDATED STATEMENTS OF
                                                   COMMON SHAREOWNER'S INVESTMENT
                                                            Year Ended December 31,
                                                       1994           1993         1992
                                                              (dollars in thousands)
   Common stock:
     Balance at beginning and end of year.........     $66,183       $66,183      $66,183

   Premium on capital stock:
     Balance at beginning of year.................     187,774       126,374      116,372
     Equity contribution from parent..............       9,649        61,399       10,002
                                                      --------      --------     --------
     Balance at end of year.......................     197,423       187,773      126,374

   Capital surplus:
     Balance at beginning and end of year.........       1,747         1,747        1,747
                                                      --------      --------     --------
   Reinvested earnings:
     Balance at beginning of year.................     267,000       262,233      257,991
       Add - Income before preferred dividends....      71,494        64,105       59,219
       Deduct  -
         Cash dividends on preferred stock........      (3,310)       (3,928)      (3,811)
         Cash dividends to parent on common stock.     (55,911)      (54,327)     (51,166)
         Preferred stock issuance expense.........        --          (1,083)        --
         Other....................................        (120)         --           --
                                                      --------      --------     --------
     Balance at end of year.......................     279,153       267,000      262,233

   Total Common Shareowner's Investment...........    $544,506      $522,703     $456,537
                                                      ========      ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

   WISCONSIN POWER AND LIGHT COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands except as otherwise indicated)

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND

   REPORTING POLICIES:

   a.   Business and Consolidation:

   Wisconsin Power and Light Company ("WPL" or the "Company") is a wholly-owned subsidiary of WPL Holdings, Inc. ("WPLH").

   WPL is a public utility predominantly engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WPL also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WPL's retail customers are located in south and central Wisconsin. WPL's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company. Certain amounts from prior years have been reclassified to conform with the current year presentation.

   b.   Regulation:

   WPL's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin ("PSCW") and the Illinois Commerce Commission have jurisdiction over retail rates, which represent approximately 83 percent of electric revenues plus all gas revenues. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over wholesale electric rates representing the balance of electric revenues. Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" provides that rate-regulated public utilities such as WPL record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

   c.   Utility Plant and Other Property and Equipment:

   Utility plant and other property and equipment are recorded at original cost and cost, respectively. Utility plant costs include financing costs that are capitalized through the PSCW-approved allowance for funds used during construction ("AFUDC"). The AFUDC capitalization rates approximate WPL's cost of capital. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

   Normal repairs, maintenance and minor items of utility plant and other property and equipment are expensed. Ordinary utility plant retirements, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and deductions.

   d.   Nuclear Fuel:

   Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   e.   Revenue:

   WPL accrues utility revenues for services provided but not yet billed.

   f.   Electric Production Fuels and Purchased Gas:

        (1)  Electric Production Fuels:

             Through 1994, the PSCW retail electric rates provided a range from which actual fuel costs could vary in relation to costs forecasted and used in rates. If actual fuel costs fell outside this range, a hearing could be held to determine if a rate change was necessary, and a rate increase or decrease could result.

             Beginning with WPL's latest rate order UR-109, effective January 1, 1995, the automatic fuel adjustment clause was eliminated.
             In its absence, WPL will benefit from reductions in fuel cost. Conversely, WPL will be exposed to increases in fuel costs.

             An automatic fuel adjustment clause for the FERC wholesale portion of WPL's electric business operates to increase or decrease monthly rates based on changes in fuel costs.

        (2)  Purchased Gas:

             Through 1994, WPL's base gas cost recovery rates permitted the recovery of or refund to all customers for any increases or decreases in the cost of gas purchased from WPL's suppliers through a monthly purchased gas adjustment clause.

             Beginning with UR-109, the monthly purchased gas adjustment clause was also eliminated. In the future, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WPL's margin on gas sales. Fixed demand costs are excluded from the incentive program. Both benefits and exposures are subject to ratepayer sharing provisions, which are capped at $1.1 million.

   g.   Cash and Equivalents:

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these items.


   h.   Income Taxes:

   Under the terms of an agreement with WPLH, the Company calculates its federal tax provisions and makes payments to WPLH as if it were a separate taxable entity. Beginning in 1993, WPL fully provides deferred income taxes in accordance with SFAS No.109, "Accounting for Income Taxes," to reflect tax effects of reporting book and tax items in different periods.

   NOTE 2. PROPERTY:

   a.  Jointly-Owned Utility Plants:

   WPL participates with other Wisconsin utilities in the construction and operation of several jointly-owned utility generating plants. The chart below represents WPL's proportionate share of such plants as reflected in the Consolidated Balance Sheets at December 31, 1994 and 1993


                                                                  1994                          1993
                                                      ----------------------------  -----------------------------
                                                      Plant    Accumulated          Plant     Accumulated
                    Ownership   Inservice   Plant MW    in     Provision for         in       Provision for
                    Interest %    Date      Capacity  Service  Depreciation   CWIP  Service   Depreciation    CWIP
   Coal:
    Columbia Energy
     Center            46.2     1975 & 1978  1,023   $159,650   $ 78,573    $1,484  $159,818    $ 76,602     $1,986
    Edgewater Unit 4   68.2        1969        330     50,206     25,394       181    49,631      24,160         83
    Edgewater Unit 5   75.0        1985        380    225,336     63,324        26   224,902      58,338         21

   Nuclear:
     Kewaunee Nuclear
      Power Plant      41.0        1974        535    132,726     72,637       452   133,342      69,647        848
                                                     --------   --------    ------  --------     -------     ------
   Total                                             $567,918   $239,928    $2,143  $567,693    $228,747     $2,938
                                                      =======   ========    ======  ========    ========     ======


   Each of the respective joint owners finances its portion of construction costs. WPL's share of operation and maintenance expenses is included in the Consolidated Statements of Income.

   b.   Capital Expenditures:

   The Company's capital expenditures for 1995 are estimated to total $128.6 million. Substantial commitments have been incurred for such expenditures.

   NOTE 3.  DEPRECIATION:

   The Company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                             Electric     Gas       Water     Common
              1994             3.2%       3.7%       2.5%      7.2%
              1993             3.2%       3.7%       2.5%      7.3%
              1992             3.2%       3.7%       2.6%      7.1%


   NOTE 4.  NUCLEAR OPERATIONS:

   Depreciation expense related to the Kewaunee Nuclear Power Plant ("Kewaunee") includes a provision to accrue for the cost of decommissioning over the life of the plant, which totalled $13.4 million, $6.1 million and $3.9 million in 1994, 1993 and 1992, respectively. Wisconsin utilities with ownership of nuclear generating plants are required by the PSCW to establish and make annual contributions to external trust funds to provide for plant decommissioning. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities.

   WPL's share of the decommissioning costs is estimated to be $159 million (in 1994 dollars, assuming the plant is operating through 2013) based on a 1992 study, using the immediate dismantlement method of decommissioning. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1.016 billion. After-tax earnings on the tax-qualified and nontax-qualified decommissioning funds are assumed to be 6.1 percent and 5.1 percent, respectively. The future escalation rate is assumed to be 6.5 percent.

   Decommissioning costs and a charge to offset earnings on the external trusts are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of December 31, 1994, the total decommissioning costs included in the accumulated provision for depreciation were approximately $62.8 million.

   WPL has established external trusts to hold decommissioning funds, and the PSCW has approved WPL's funding plan which provides for annual contributions of current accruals over the remaining service lives of the nuclear plants. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been offset by a charge to depreciation expense on the Statements of Consolidated Income, were $2.7, $1.1 and $1.2 for the years ended December 31, 1994, 1993 and 1992, respectively.

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy ("DOE") is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at the Kewaunee Nuclear Power Plant. Currently there is on-site storage capacity for spent fuel through the year 1999. Nuclear fuel, net, at December 31, consists of:

                                          1994           1993
   Original cost of nuclear fuel        $155,190       $147,325
   Less--Accumulated amortization        135,794        129,325
                                        --------       --------
   Nuclear fuel, net                    $ 19,396       $ 18,000
                                        ========       ========

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WPL, as a 41-percent owner of the Kewaunee Nuclear Power Plant, is subject to an overall assessment of approximately $32.5 million per incident for its ownership share of this reactor, not to exceed $4.1 million payable in any given year.

   Through its membership in Nuclear Electric Insurance Limited, WPL has obtained property damage and decontamination insurance totalling $1.5 billion for loss from damage at the Kewaunee Nuclear Power Plant. In addition, WPL maintains outage and replacement power insurance coverage totalling $101.4 million in the event an outage exceeds 21 weeks.

   NOTE 5.  NET ACCOUNTS RECEIVABLE:

   WPL has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables resulting from sales to other public utilities as well as from billings to the co-owners of the jointly-owned electric generating plants that WPL operates. The contract allows WPL to sell up to $150 million of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 4.86 percent annual rate during 1994. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WPL. The contract expires August 19, 1995, unless extended by mutual agreement.

   As of December 31, 1994 and 1993, proceeds from the sale of accounts receivable totalled $76.5 million and $74 million, respectively. During 1994, WPL sold an average of $82.3 million of accounts receivable per month, compared with $75.9 million in 1993.

   As a result of its diversified customer base and WPL's sale of receivables, the Company does not have any significant concentrations of credit risk in the December 31, 1994, net accounts receivable balance.

   NOTE 6.  REGULATORY ASSETS AND REGULATORY LIABILITIES:

   Certain costs and credits are deferred and amortized in accordance with authorized or expected rate-making treatment. As of December 31, 1994 and 1993, regulatory created assets include the following:

                                                      1994         1993
       Environmental remediation costs              $ 82,179     $ 82,380
       Tax related (see Note 8)                       43,736       47,787
       Jurisdictional plant differences                7,173        6,533
       Decontamination and decommissioning
         costs of federal enrichment facilities        7,100        6,181
       Other                                           4,288        5,924
                                                    --------     --------
                                                    $144,476     $148,805
                                                    ========     ========

   As of December 31, 1994 and 1993, regulatory created liabilities included $6,738 and $6,618, respectively, for amounts due to customers related to the sale of air emissions credits.

   NOTE 7.  EMPLOYEE BENEFIT PLANS:

   a.  Pension Plans:

   WPL has non-contributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. WPL's funding policy is to contribute at least the statutory minimum to a trust.

   The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The discount rate used in determining those benefit obligations was 8.25, 7.25 and 8.00 percent for 1994, 1993 and 1992, respectively. The long-term rate of return on assets used in determining those benefit obligations 9.00, 9.75, and 10.00 percent for 1994, 1993, and 1992, respectively.

   The following table sets forth the funded status of the WPL plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993:

                                                    1994          1993
     Accumulated benefit obligation--
       Vested benefits                           $(134,829)      $(135,303)
       Non-vested benefits                          (3,295)         (2,962)
                                                 ---------      ----------
                                                 $(138,124)      $(138,265)
                                                 ---------      ----------
     Projected benefit obligation                $(154,283)      $(164,271)
     Plan assets at fair value, primarily
       common stocks and fixed income
       securities                                  178,095         183,881
                                                 ---------      ----------
     Plan assets in excess of projected
       benefit obligation                           23,812          19,610
     Unrecognized net transition asset             (19,376)        (21,823)
     Unrecognized prior service cost                 5,679           7,691
     Unrecognized net loss                          14,737          20,650
                                                 ---------      ----------
     Pre-paid pension costs, included in
       deferred charges and other                $  24,852       $  26,128
                                                 =========      ==========

     The net pension (benefit) recognized in the Consolidated Statements of Income for 1994, 1993 and 1992 included the following components:

                                              1994        1993        1992
     Service cost                          $  5,123    $  4,263    $  3,912
     Interest cost on projected benefit
       obligation                            12,051      11,614      10,615
     Actual return on assets                  1,016     (24,759)    (12,143)
     Amortization and deferral              (17,795)      8,430      (5,317)
                                           --------    --------    --------
     Net pension (benefit)                 $    395    $   (452)   $ (2,933)
                                           ========    ========    ========


   b.   Postretirement Health Care and Life Insurance:

   Effective January 1, 1993, the Company prospectively adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 establishes standards of financial accounting and reporting for the company's postretirement health care and life insurance benefits. SFAS No. 106 requires the accrual of the expected cost of such benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WPL has elected delayed recognition of the transition obligation and is amortizing the discounted present value of the transition obligation to expense over 20 years. The cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices.

   The following table sets forth the plans' funded status:

                                                         1994        1993
      Accumulated postretirement benefit obligation--
        Retirees                                      $(29,273)   $(27,358)
        Fully eligible active plan participants         (5,998)     (5,429)
        Other active plan participants                  (7,675)     (9,980)
                                                      --------    --------
      Accumulated benefit obligation                   (42,946)    (42,767)
      Plan assets at fair value                          9,767       7,073
                                                      --------    --------
      Accumulated benefit obligation
        in excess of plan assets                      $(33,179)   $(35,694)
      Unrecognized transition obligation                26,474      29,638
      Unrecognized loss                                 (2,570)      2,025
                                                      --------    --------
      Accrued postretirement benefits liability       $ (9,275)   $ (4,031)
                                                      ========    ========

   For 1994 and 1993, the annual net postretirement benefits costs recognized in the Consolidated Statements of Income consist of the following components:

                                                        1994        1993
        Service cost                                  $ 1,739     $ 1,463
        Interest cost on projected benefit
          obligation                                    3,135       3,151
        Actual return on plan assets                     (253)       (696)
        Amortization of transition obligation           1,527       1,560
        Amortization and deferral                        (381)        (27)
                                                      -------     -------
        Net postretirement benefits cost              $ 5,767     $ 5,451
                                                      =======     =======

   The postretirement benefits cost components for 1994 were calculated assuming health care cost trend rates ranging from 11.5 percent for 1994 and decreasing to 5 percent by the year 2002. The health care cost trend rate considers estimates of health care inflation, changes in utilization or delivery, technological advances, and changes in the health status of the plan participants. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $2.5 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $.4 million.

   The assumed discount rate used in determining the accumulated postretirement obligation was 8.25 and 7.25 percent in 1994 and 1993, respectively. The long-term rate of return on assets was 9.00 and 9.50 percent in 1994 and 1993, respectively. Plan assets are primarily invested in common stock, bonds and fixed income securities. The Company's funding policy is to contribute the tax-advantaged maximum to a trust.

   The costs for the postretirement health care and life insurance benefits, based on an actuarial determination were $1.3 million in 1992.

   c. Other Postemployment Benefits:

   In November 1992, the Financial Accounting Standards Board issued No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112, which was effective January 1, 1994, establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The effect of adopting SFAS No. 112 was not material.


   NOTE 8.  INCOME TAXES:

   The following table reconciles the statutory federal income tax rate to the effective income tax rate:

                                                1994    1993     1992
     Statutory federal income tax rate          35.0%   35.0%    34.0%
     State income taxes, net of
      federal benefit                            5.6     6.1      6.0
     Investment tax credits restored            (1.7)   (2.0)    (2.4)
     Amortization of excess deferred taxes      (1.5)   (1.5)    (1.6)
     Other differences, net                      1.1    (1.9)    (2.0)
                                                ----    ----     ----
     Effective income tax rate                  38.5%   35.7%    34.0%
                                                ====    ====     ====

   In 1992, deferred taxes arising from utility plant timing differences, the qualified nuclear decommissioning trust contribution, employee benefits and other totalled $4,104, $709, $2,081, and ($755), respectively.

   The temporary differences that resulted in accumulated deferred income tax (assets) and liabilities as of December 31 are as follows:

                                                    1994       1993
        Accelerated depreciation and other
         plant related                           $186,565    $171,993
        Excess deferred taxes                      21,215      22,744
        Unamortized investment tax credits        (21,784)    (22,812)
        Allowance for equity funds used during
         construction                              14,384      13,518
        Regulatory liability                       17,553      19,179
        Other                                       4,440       6,140
                                                 --------    --------
                                                 $222,373    $210,762
                                                 ========    ========

   Changes in WPL's deferred income taxes arising from the adoption of SFAS No. 109 represent amounts recoverable or refundable through future rates and have been recorded as net regulatory assets totalling approximately $26 million and $29 million in 1994 and 1993, respectively, on the Consolidated Balance Sheets. These net regulatory assets are being recovered in rates over the estimated remaining useful lives of the assets to which they pertain.

   NOTE 9. SHORT-TERM DEBT AND LINES OF CREDIT:

   The Company maintains bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totalled $70 million as of December 31, 1994. Information regarding short-term debt and lines of credit is as follows:

                                    1994         1993          1992
   As of end of year--
    Commercial paper outstanding    $50,500      $49,000       $26,000
    Notes payable outstanding       $  --        $10,000       $25,000
    Discount rates on commercial
      paper                         5.64%-6.12%  3.24%-3.40%   3.15%-3.90%
    Interest rates on notes
      payable                        -- %        3.34%         3.46%-3.62%

   For the year ended--
    Maximum month-end amount of
      short-term debt               $50,500      $59,000       $51,000
    Average amount of short-term
      debt (based on daily
      outstanding balances)         $25,374      $30,423       $22,160
    Average interest rate on
      short-term debt                 5.89%        3.29%         3.63%


   NOTE 10. CAPITALIZATION:

   a.   Common Shareowners' Investment:

   A retail rate order effective January 1, 1995, requires WPL to maintain a utility common equity level of 51.93 percent of total utility capitalization during the test year January 1, 1995 to December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WPL to WPLH that are in excess of the level forecasted in the rate order ($58.1 million), if such dividends would reduce WPL's average common equity ratio below 51.93 percent.

   b.   Preferred Stock:

   On October 27, 1993, WPL issued two new series of preferred stock through two separate public offerings. The 6.2 percent Series is non-redeemable for ten years and the 6.5 percent Series is non-redeemable for five years. The proceeds from the sale were used to retire 150,000 shares of 7.56 percent Series and 149,865 shares of 8.48 percent Series preferred stock.

   c.   Long-term Debt:

   Substantially all of WPL's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt are as follows: $0 in 1995 and 1996, $55 million in 1997, $8.9 million in 1998 and $0 in 1999.

   The Company has $130 million of notional principal under interest rate swap contracts. The fair value of these contracts was not material as of December 31, 1994.

   The fair value of the Company's long-term debt based on quoted market prices for similar issues at December 31, 1994 and 1993 was $386,520 and $428,841, respectively.

   NOTE 11. COMMITMENTS AND CONTINGENCIES:

   a.  Coal Contract Commitments:

   To ensure an adequate supply of coal, WPL has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $149 million through December 31, 2003. WPL's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $25 million in 1995 and $26 million in 1996, 1997, 1998 and 1999.

   b.  Purchased Power and Gas:

   Under firm purchase power and gas contracts, WPL is obligated as follows (dollars in millions):

                     Purchased Power               Purchased Gas
                    -------------------     --------------------------
                     Purchase                Purchase    Decatherms
                    Obligation     MW's     Obligation   (in millions)

      1995           $  8.3       1,920       $ 67         89
      1996              8.1       1,830         67         90
      1997             10.9       1,944         55         78
      1998             15.6       2,505         45         66
      1999             18.8       2,910         41         53
      Thereafter      106.5      12,720         77        101
                      -----      ------       ----        ---
                    $ 168.2      23,829       $352        477
                     ======      ======       ====        ===

   c.  Manufactured Gas Plant Sites:

   Historically, WPL has owned 11 properties that have been associated with the production of manufactured gas. Currently, WPL owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WPL initiated investigation of these manufactured gas plant sites. The Wisconsin Department of Natural Resources ("DNR") has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

   In 1992, and into the beginning of 1993, WPL continued its investigations and studies. WPL confirmed that there was no contamination at two of the sites. WPL received a close-out letter from the DNR related to one of those sites and requested a close-out letter for the other site. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In February 1993, WPL completed cost estimates for the environmental remediation of the eight remaining sites. The results of this analysis indicate that during the next 35 years, WPL will expend approximately $81 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

   The cost estimate set forth above assumes 4 percent average inflation over a 35 year period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WPL estimates that it will incur average annual costs of $2.0 million to complete the planned groundwater remediation activities.

   With respect to rate recovery of these costs, the PSCW has approved a five year amortization of the unamortized balance of environmental costs expended to date.

   In addition, WPL is pursuing insurance recovery for the costs of remediating these sites and is investigating to determine whether there are other parties who may be responsible for some of the clean-up costs.

   Through 1994, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant revision to the above estimates and assumptions.

   Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

   NOTE 12. SEGMENT INFORMATION:

   The following table sets forth certain information relating to the Company's consolidated operations:

                                           Year Ended December 31,
                                        1994         1993        1992
    Operation information:
      Customer revenues--
        Electric                    $  531,747   $  503,187   $  477,735
        Gas                            137,575      137,270      119,362
        Water                            4,133        3,927        3,722
                                    ----------   ----------   ----------
        Total operating revenues    $  673,455   $  644,384   $  600,819
                                    ==========   ==========   ==========

      Operating income (loss)--
        Electric                    $  121,136   $  118,785   $  109,459
        Gas                             13,334       10,431        8,724
        Water                            1,134          990          998
      Income taxes, current and
         deferred                      (44,726)     (35,667)     (30,541)
      Other income and (deductions),
         net                            10,735          789        2,650
      Interest expense, net            (30,119)     (31,223)     (32,071)
      Preferred dividends               (3,310)      (3,928)      (3,811)
                                    ----------   ----------   ----------
        Net income                  $   68,184   $   60,177   $   55,408
                                    ==========   ==========   ==========
    Investment information:
      Identifiable assets,
       including allocated common
       plant at December 31--
        Electric                    $1,176,670   $1,170,010   $1,064,418
        Gas                            234,815      228,257      210,965
        Water                           18,791       17,703       14,464
      Assets not allocated             154,848      134,687      123,803
                                    ----------   ----------   ----------
        Total assets                $1,585,124   $1,550,657   $1,413,650
                                    ==========   ==========   ==========
    Other information:
      Construction and nuclear fuel
         expenditures--
        Electric                    $  103,420   $  139,805   $  113,252
        Gas                             20,319       18,876       13,974
        Water                            2,149        1,908        1,538
                                    ----------   ----------   ----------
        Total construction and
         nuclear fuel
         expenditures               $  125,888   $  160,589   $  128,764
                                    ==========   ==========   ==========

      Provision for depreciation
       and amortization--
        Electric                    $   64,695   $   53,398   $   49,554
        Gas                              8,082        7,329        6,578
        Water                              417          470          284
                                    ----------   ----------   ----------
        Total provision for
         depreciation               $   73,194   $   61,197   $   56,416
                                    ==========   ==========   ==========


   NOTE 13.  CONSOLIDATED QUARTERLY FINANCIAL DATA
                     (Unaudited):

   Seasonal factors significantly affect WPL and, therefore, the data presented below should not be expected to be comparable between quarters nor necessarily indicative of the results to be expected for an annual period.

   The amounts below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of the Company, for a fair presentation of the data.

                                Operating   Operating
   Quarter Ended                Revenues      Income    Net Income
   1994:                                    (in thousands)

   March 31                     $201,309     $31,684     $26,633
   June 30                       148,425      15,838      11,231
   September 30                  156,483      24,470      16,927
   December 31                   169,803      22,395      13,393

   1993:
   March 31                     $182,023     $26,405     $17,740
   June 30                       141,049      16,936       8,237
   September 30                  144,440      21,045      13,096
   December 31                   177,986      31,091      21,104

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by Item 10 relating to directors and nominees for election as directors at the Company's 1995 Annual Meeting of Shareowners is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareowners (the "1995 Proxy Statement"). The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.
   The information required by Item 10 relating to executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by Item 10 relating to delinquent filers is incorporated herein by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement.

   ITEM 11.    EXECUTIVE COMPENSATION

           The information required by Item 11 is incorporated herein by reference to the information under the captions "Compensation of Executive Officers" and "Compensation of Directors" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in the 1995 Proxy Statement. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 is incorporated herein by reference to the information under the caption "Ownership of Voting Securities" in the 1995 Proxy Statement. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.



                                     PART IV


   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

   (a) (1)  Consolidated Financial Statements

            Included in Part II of this report:

                 Report of Independent Public Accountants

                 Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

                 Consolidated Balance Sheets, December 31, 1994 and 1993

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Capitalization, December 31, 1994 and 1993

                 Consolidated Statements of Common Shareowners' Investment

                 Notes to Consolidated Financial Statements


   (a) (2)  Financial Statement Schedules

            For each of the years ended December 31, 1994, 1993 and 1992

            Schedule II.        Valuation and Qualifying Accounts and
                                Reserves

            All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

   (a) (3)  Exhibits


            The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

            3A* Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1994)

            3B     By-Laws of the Company as revised to February 23, 1994

            4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WPL and First Wisconsin Trust Company and George B. Luhman, as Trustees, incorporated by reference to Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, September 1, 1953, October 1, 1954, March 1, 1959,
                   May 1, 1962, August 1, 1968, June 1, 1969, October 1,
                   1970, July 1, 1971, April 1, 1974, December 1, 1975,
                   May 1, 1976, May 15, 1978, August 1, 1980, January 15,
                   1981, August 1, 1984, January 15, 1986, June 1, 1986,
                   August 1, 1988, December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992
                   and July 1, 1992 (incorporated by reference to Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) incorporated by reference to File No. 2-7628;
                   Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit
                   7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit
                   2.02 in File No. 2-14816; Amended Exhibit 2.02 in File
                   No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit
                   2.02 in File No. 2-38304; Amended Exhibit 2.02 in File
                   No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308;
                   Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File
                   No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended
                   Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File
                   No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WPL's Form 10-K for the year ended December 31, 1988,
                   Exhibit 4.1 to WPL's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended
                   Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WPL's Form 8-K dated March 9, 1992, Exhibit 4.1 to WPL's
                   Form 8-K dated May 12, 1992, Exhibit 4.1 to WPL's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WPL's Form 8-K dated July 20, 1992)

            10A*# Executive Tenure Compensation Plan, as revised November 1992 (incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended December 31, 1992)

            10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to the Company's Form 10-K for the year ended December 31, 1992)

            10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31, 1990)

          10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to the Company's Form 10-K for the year ended December 31, 1992)

          10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to the Company's Form 10-K for the year ended December 31, 1992)

            10D*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended December 31, 1992)

            10E*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended December 31, 1992)

            10F# Deferred Compensation Plan for Directors, as amended January 17, 1995

            10G*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10H*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc., and E.B. Davis, Jr. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10I*# Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of W.D. Harvey, E.G. Protsch and A.J. Amato (incorporated by reference to
                   Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10J*# Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke (incorporated by reference to
                   Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            21     Subsidiaries of the company

            99* 1995 Proxy Statement for the Annual Meeting of Shareowners to be held May 17, 1995 [The Proxy Statement for the 1995 Annual Meeting of Shareowners will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1995 Annual Meeting of Shareowners shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

            Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the Company.

            # - A management contract or compensatory plan or arrangement.

   (b)         Reports on Form 8-K.

               None.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd of February 1995.

                                    WISCONSIN POWER AND LIGHT COMPANY

                                    By:/s/ Erroll B. Davis, Jr.
                                        Erroll B. Davis, Jr.
                                        President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February 1995.

   /s/ Erroll B. Davis, Jr.              President, Chief Executive Officer
   Erroll B. Davis, Jr.                  and Director (principal executive
                                         officer)


   /s/ Daniel A. Doyle                   Vice President-Finance, Controller
   Daniel A. Doyle                       and Treasurer (principal financial
                                         and accounting officer)


   /s/ Les Aspin            Director   /s/ Milton E. Neshek     Director
   Les Aspin                           Milton E. Neshek


   /s/ L. David Carley      Director   /s/ Henry C. Prange      Director
   L. David Carley                     Henry C. Prange


   /s/ Rockne G. Flowers    Director   /s/ Judith D. Pyle       Director
   Rockne G. Flowers                   Judith D. Pyle


   /s/ Donald R. Haldeman   Director   /s/ Henry F. Scheig      Director
   Donald R. Haldeman                  Henry F. Scheig


   /s/ Katharine C. Lyall   Director   /s/ Carol T. Toussaint   Director
   Katharine C. Lyall                  Carol T. Toussaint


   /s/ Arnold M. Nemirow    Director
   Arnold M. Nemirow

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To WISCONSIN POWER AND LIGHT COMPANY:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1994 Form 10-K of Wisconsin Power and Light Company and have issued our report thereon dated February 1, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



   Milwaukee, Wisconsin,                               ARTHUR ANDERSEN LLP
   February 1, 1995

                        WISCONSIN POWER AND LIGHT COMPANY
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


   FINANCIAL STATEMENT SCHEDULES:

     II.       Valuation and Qualifying Accounts and Reserves



   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the financial statements or in the notes thereto.

                                                 SCHEDULE    II

                                  WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                    ($ In Thousands)

                                                    Additions
                                       Balance at   Charged to                 Balance a
                                       beginning    costs and                   end of
   Description                         of period    expenses     Deductions     period

   Year ended December 31, 1994:
    Allowance for doubtful accounts...    $259         $150         $200  [1]     $209
                                       =======       ======       ======        ======
   Year ended December 31, 1993:
    Allowance for doubtful accounts...    $226         $114          $81  [1]     $259
                                       =======       ======       ======        ======
   Year ended December 31, 1992:
    Allowance for doubtful accounts...    $261          $90         $125  [1]     $226
                                       =======       ======       ======        ======


   [1]   Uncollectible accounts written off, net of recoveries.

                                    EXHIBIT INDEX


  Exhibit
     No.       Description

     3B            By-Laws of as revised to February 23, 1994

     10F           Deferred Compensation Plan for Directors, as
                     amended January 17, 1995

     21            Subsidiaries of the Company

     27            Financial Data Schedule