Form 10-Q
period 1995-03-31
WISCONSIN POWER & LIGHT CO
filed 1995-05-12
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
                  For the quarterly period ended  March 31, 1995

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ------   THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

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

                               YES   X         NO
                                  --------           --------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock Outstanding at March 31, 1995:  13,236,601 shares

                                    CONTENTS


                                                                         PAGE
   PART I.   Financial Information:

                  Consolidated Financial Statements of Wisconsin Power and Light Co.

                  Consolidated Balance Sheets as of March 31, 1995
                   and 1994 and December 31, 1994  . . . . . . . . . . . .  2

                  Consolidated Statements of Income for the Three
                   Months Ended March 31, 1995 and 1994  . . . . . . . . .  4

                  Consolidated Statements of Cash Flows - Three
                   Months Ended March 31, 1995 and 1994  . . . . . . . . .  5

                  Notes to Consolidated Financial Statements . . . . . . .  6

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 11

                  Signatures . . . . . . . . . . . . . . . . . . . . . . . 12

                  Exhibit Index  . . . . . . . . . . . . . . . . . . . . . 13

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                 March 31,     March 31,      December 31
                                    1995          1994           1994
                                            (Thousands of dollars)
   ASSETS

   UTILITY PLANT:
     Plant in service--
       Electric................  $ 1,641,965     $ 1,529,537    $ 1,611,351
       Gas.....................      207,581         194,319        204,514
       Water...................       21,929          20,848         22,070
       Common..................      126,434         111,608        123,255
                                   ---------       ---------      ---------
                                   1,997,909       1,856,312      1,961,190
     Dedicated decommissioning
      funds....................       63,480          51,541         51,791
                                   ---------       ---------      ---------
                                   2,061,389       1,907,853      2,012,981
     Less: Accumulated
      provision for
      depreciation.............      834,837         776,483        808,853
                                   ---------       ---------      ---------
                                   1,226,552       1,131,370      1,204,128

     Construction work in
      progress.................       28,268          69,546         42,731
     Nuclear fuel, net.........       17,605          16,926         19,396
                                   ---------       ---------      ---------
       Total utility plant.....    1,272,425       1,217,842      1,266,255
                                   ---------       ---------      ---------

   OTHER PROPERTY AND
    EQUIPMENT, net.............       12,585             650          9,133
                                   ---------       ---------      ---------
   INVESTMENTS.................       12,033          12,636         12,228
                                   ---------       ---------      ---------
   CURRENT ASSETS:
     Cash and equivalents......        5,620           6,081          2,234
     Net accounts receivable
       and unbilled revenue,
       less allowance for
       doubtful accounts of
       $209, $159, and $209,
       respectively............       27,062          15,072         21,689
     Accounts receivable from
       parent for income taxes.         -              2,117            -
     Coal, at average cost.....       12,061          12,633         15,824
     Materials and supplies,
      at average cost..........       22,914          22,272         20,835
     Gas in storage, at average
      cost.....................        1,944           1,846          7,975
     Prepayments and other.....       19,087          16,670         22,310
                                   ---------       ---------      ---------
       Total current assets....       88,688          76,691         90,867
                                   ---------       ---------      ---------
   DEFERRED CHARGES:

        Regulatory assets......      142,306         132,422        144,476
        Other..................       51,048          61,470         62,165
                                   ---------       ---------      ---------
            Total deferred
             charges...........      193,354         193,892        206,641
                                   ---------       ---------      ---------
   TOTAL ASSETS................  $ 1,579,085     $ 1,501,711    $ 1,585,124
                                   =========       =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                       March 31,    March 31,    December 31,
                                          1995         1994          1994
                                            (Thousands of dollars)

   CAPITALIZATION AND LIABILITIES

   COMMON SHAREOWNER'S INVESTMENT:
     Common stock, $5 par value,
       authorized--18,000,000 shares;
       issued and outstanding--
       13,236,601 shares............. $  66,183    $  66,183    $  66,183
     Premium on capital stock and
       capital surplus...............   199,169      193,237      199,170
     Reinvested earnings.............   285,718      279,487      279,153
                                      ---------    ---------    ---------
                                        551,070      538,907      544,506


   PREFERRED STOCK WITHOUT MANDATORY
       REDEMPTION:
     Cumulative, without par value,
       authorized 3,750,000 shares,
       maximum aggregate stated value
       $150,000,000; Cumulative, without
       par value, $100 stated value,
       449,765 shares
       outstanding...................    44,977       44,977       44,977

     Cumulative, without par value,
       $25 stated value, 599,460
       shares outstanding............    14,986       14,986       14,986
                                      ---------    ---------    ---------
          Total preferred stock......    59,963       59,963       59,963
   FIRST MORTGAGE BONDS, NET.........   336,553      336,492      336,538
                                      ---------    ---------    ---------
       Total capitalization..........   947,586      935,362      941,007
                                      ---------    ---------    ---------

   CURRENT LIABILITIES:
     Variable rate demand bonds......    56,975       56,975       56,975
     Short-term debt.................    19,000        7,000       50,500
     Accounts payable................    67,269       57,796       67,518
     Accrued payroll and vacation....    12,201       11,871       12,624
     Accrued taxes...................    20,696       16,465        7,299
     Accrued interest................     6,114        5,773        7,669
     Other...........................    14,066       24,203       12,456
                                      ---------    ---------    ---------
       Total current liabilities.....   196,321      180,083      215,041
                                      ---------    ---------    ---------

   OTHER CREDITS:
     Accumulated deferred income
       taxes ........................   223,770      212,284      222,373
     Accumulated deferred investment
       tax credits...................    40,279       42,203       40,758
     Accrued environmental remediation
       costs.........................    79,267       80,480       79,280
     Other...........................    91,862       51,299       86,665
                                      ---------    ---------    ---------
       Total other credits...........   435,178      386,266      429,076
                                      ---------    ---------    ---------

   TOTAL CAPITALIZATION AND
    LIABILITIES......................$1,579,085   $1,501,711   $1,585,124
                                      =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income

                                               Three Months Ended
                                                    March 31,

                                             1995                1994
                                               (Thousands of Dollars)

   OPERATING REVENUES:
     Electric.........................   $  131,151         $  137,197
     Gas..............................       55,207             65,077
     Water............................          984                977
                                           --------           --------
                                            187,342            203,251
                                           --------           --------
   OPERATING EXPENSES:
     Electric production fuels........       29,713             32,286
     Purchased power..................        7,148              9,487
     Purchased gas....................       33,882             43,687
     Other operation..................       34,980             34,610
     Maintenance......................        9,832              9,372
     Depreciation.....................       19,495             19,496
     Taxes --
       Current federal income.........       11,446             11,527
       Deferred income taxes..........        1,721              1,781
       Investment tax credit
         (restored)...................         (479)              (481)
       Current state income...........        2,565              2,787
       Property, payroll & other......        7,160              7,015
                                           --------           --------
                                            157,463            171,567
                                           --------           --------

   NET OPERATING INCOME...............       29,879             31,684
                                           --------           --------
   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used
       during construction............          271                449
     Other, net.......................           63              5,276
     Current income tax...............           32             (2,485)
     Deferred income tax..............            4                102
                                           --------           --------
                                                370              3,342
                                           --------           --------
   INCOME BEFORE INTEREST EXPENSE.....       30,249             35,026
                                           --------           --------
   INTEREST EXPENSE:
     Interest on bonds................        7,809              7,174
     Allowance for borrowed funds
       used during construction
       (credit).......................          (90)              (189)
     Other............................          803                580
                                           --------           --------
                                              8,522              7,565
                                           --------           --------
   NET INCOME.........................       21,727             27,461
   PREFERRED STOCK DIVIDENDS..........          828                828
                                           --------           --------
   NET INCOME AFTER PREFERRED STOCK
    DIVIDENDS.........................    $  20,899          $  26,633
                                           ========           ========


   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Three Months Ended
                                                      March 31,
                                               1995                1994
                                                (Thousands of Dollars)
   Cash flows from (used for)
    operating activities:

     Net income.........................   $   21,727        $    27,461
     Adjustments to reconcile net
      income to net cash from
      operating activities:
        Depreciation....................       19,495             19,496
        Amortization of nuclear fuel....        2,208              1,825
        Deferred income tax.............        1,725              1,883
        Investment tax credit restored..         (479)              (481)
        Allowance for equity funds
         used during construction.......         (271)              (449)
        Other, net......................          -                1,773
     Changes in assets and liabilities:
        Net accounts receivable and
         unbilled revenues..............       (5,372)            15,500
        Coal............................        3,763              3,409
        Materials and supplies..........       (2,079)              (593)
        Gas in storage..................        6,031              6,908
        Prepayments and other...........        3,224              5,007
        Accounts payable and accruals...       (6,013)           (14,634)
        Accrued taxes...................       13,398             15,661
        Deferred charges................       11,540             (9,140)
        Deferred credits................       10,720             (3,551)
        Other, net......................        1,912             11,522
                                             --------           --------
         Net cash generated from
          operating activities..........       81,529             81,597
                                             --------           --------
   Cash flows from (used for)
     financing activities:

     Common stock cash dividends........      (14,334)           (14,026)
     Preferred stock dividends..........         (828)              (828)
     Preferred stock issuance expense...         -                  (120)
     Net change in short term debt......      (31,500)           (52,000)
     Equity contribution from parent....         -                 3,717
                                             --------           --------
      Net cash (used for) financing
          activities....................      (46,662)           (63,257)

   Cash flows from (used for)
     investing activities:

     Additions to utility plant,
       excluding AFUDC..................      (17,089)           (17,263)
     Allowance for borrowed funds
       used during construction.........          (90)              (189)
     Dedicated decommissioning funds....      (11,689)            (1,738)
     Other, net.........................       (2,613)             1,001
                                             --------           --------
       Net cash (used for) investing
        activities......................      (31,481)           (18,189)
                                             --------           --------
   Net increase in cash and
     equivalents........................        3,386                151
   Cash and equivalents at beginning
     of period..........................        2,234              5,930
                                             --------           --------
   Cash and equivalents at end
     of period..........................   $    5,620          $   6,081
                                             ========           ========

   Supplemental disclosures of cash
    flow information:
      Cash paid during the period for:
        Interest - debt.................   $    9,488          $   9,676
        Income taxes....................   $    1,864          $   1,745

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by Wisconsin Power and Light Company (the "Company" or "WPL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries. The Company is a wholly-owned subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1995 VS. MARCH 31, 1994:

   OVERVIEW

    The Company reported consolidated first quarter net income of $20.9 million compared to $26.6 million for the same period in 1994. The principal operating factors include a $1.1 million pre-tax decrease in electric margin due to less than favorable weather conditions and a $.8 million pre-tax increase in interest expense primarily from additional short-term debt requirements.

    An additional factor was the reversal of a $ 4.8 million pre-tax reserve in the first quarter of 1994 which represented a penalty assessment to the PSCW relating to the administration of a coal contract.

   Electric Operations
                                                                                              Revenues and
                                                             kWhs Sold,                        Costs Per
                          Revenues                           Generated                         kWh Sold
                          and Costs             %          and Purchased          %            Generated          Customers at
                       (In Thousands)        Change        (In Thousands)       Change       and Purchased       End of Quarter
                        1995       1994                     1995       1994                  1995      1994       1995       1994

   Residential
    and Farm         $51,890    $54,555         -5%      769,610    786,866        -2%       .067      .069    325,971    319,393

   Industrial         31,555     32,212         -2%      883,174    867,043         2%       .038      .037        776        720

   Commercial         24,290     25,550         -5%      421,040    427,983        -2%       .058      .060     44,035     42,927

   Wholesale
    and Class A       21,739     22,362         -3%      685,138    706,117        -3%       .032      .032         81         80

   Other               1,677      2,518        -33%       13,247     16,783       -21%       .126      .150      1,496      1,454
                     ------- ----------     -------      -------    -------    -------   --------   -------    -------    -------

        Total       $131,151   $137,197         -4%    2,772,209  2,804,792        -1%       .047      .049    372,359    364,574
                   =========  =========   =========   ========== ==========     ======  =========   =======  =========   ========
   Electric
    production
    fuels            $29,713    $32,286         -8%    2,508,594  2,453,010         2%       .012      .013
                                                       =========  =========   ========  =========  ========
   Purchased
    Power             $7,148     $9,487        -25%      380,949    430,781       -12%       .019      .022
                      ------  ---------     -------      =======  =========      =====   ========  ========

   Margin            $94,290    $95,424         -1%
                    ========  =========     =======

     Electric margin decreased slightly in the first quarter of 1995 compared to the first quarter of 1994. Revenues and electric production fuels decreased due to less favorable weather conditions than the first quarter of 1994. Growth among all customer classes remained strong due to favorable economic conditions in WPL's service territory.

   Gas Operations

                                   Revenues                       Therms Sold                    Revenues and
                                  and Costs          %          and Purchased          %     Costs per Therms     Customers at
                             (In thousands)     Change         (In Thousands)     Change   Sold and Purchased   End of Quarter
                          1995         1994                  1995        1994                 1995       1994    1995     1994

    Residential        $28,866      $34,753       -17%     54,950      60,245        -9%       .53        .58   126,098  121,553

    Firm                15,777       20,130       -22%     38,481      44,067       -13%       .41        .46    15,689   15,260

    Interruptible        1,171        2,845       -59%      4,160       6,994       -41%       .28        .41       237      252

    Transport            4,494        4,961        -9%     24,666      25,064        -2%       .18        .20       153      113

    Other                4,899        2,388         -      29,297      14,299         -        .17        .17        81       88
                       -------      -------    -------    -------     -------    -------   -------     ------   -------  -------

      Total            $55,207      $65,077       -15%    151,554     150,669         1%       .36        .43   142,258  137,266
                       =======     ========    =======    =======     =======   ========   =======     ======  ========  =======

    Purchased gas      $33,882      $43,687       -22%    148,805     155,318        -4%      $.23       $.28
                       -------      -------    -------    =======     =======    =======   =======    =======

    Margin             $21,325      $21,390       -.3%
                       =======    =========    =======


    Gas margin for the first quarter of 1995 was comparable to the first quarter of 1994. Less favorable weather in the first quarter of 1995 compared to the same period in 1994 resulted in lower revenues and a corresponding decrease in purchased gas expense. However, overall margin was maintained due to WPL's effective gas procurement strategies which lowered the unit cost of purchased gas per therm. Customer growth remained strong from the solid economic conditions in WPL's service territory.

   Other Income and Deductions - Other, Net

    Other, net decreased for the first quarter of 1995 compared with the same period in 1994, primarily due to the reversal of $4.8 million, pre-tax reserve which represented a penalty assessment by the PSCW relating to the administration of a coal contract. In the first quarter of 1994, the Wisconsin State Supreme Court ruled in favor of WPL asserting that the assessment represented retroactive ratemaking. Accordingly, the tax effect of the above impacted current income tax expense under Other Income and Deductions in the first quarter of 1994.

   Interest Expense

    The increase in interest expense between the first quarters is primarily from the issuance of $12 million of short-term debt by the Company and a general rise in interest rates compared to the first quarter of 1994.


   LIQUIDITY AND CAPITAL RESOURCES

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

    The Company's capitalization at March 31, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 58 percent common equity, 6 percent preferred stock and 36 percent long-term debt.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs. Cash flows from operating activities, after dividends paid, provided approximately $66 million and $67 million for the three months ended March 31, 1995 and 1994, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The estimated construction expenditures for the remainder of 1995 are $95 million. The Company currently anticipates that it will finance approximately 79 percent of these expenditures through internally generated funds.

    The expenditures for the decommissioning of the Kewaunee Nuclear Power Plant ("Kewaunee") are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. By 2013, WPL currently expects to have the cost collected through electric rates and funded in an external trust. Therefore, such expenditures are not expected to have a direct impact on the liquidity or the availability of capital resources.

   Industry Outlook

    The Public Service Commission of Wisconsin (PSCW) has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation and identification of alternative forms of regulation. WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

    The Federal Energy Regulatory Commission (FERC) has put utilities on notice that they must provide open access to their transmission facilities for wholesale customers subject to certain approved FERC tariffs. WPL believes its existing open access tariffs position it well to compete under such market conditions.

   Other

    The steam generator tubes at Kewaunee are susceptible to corrosion characteristics, a condition that has been experienced throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Therefore, degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with an approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation will not be possible and there will be a gradual decrease in the capacity of the plant. As of December 31, 1994, the equivalent of approximately 12 percent of the tubes in the steam generators were plugged.

    Kewaunee was taken out of service for scheduled maintenance and refueling on April 1, 1995. During the maintenance and refueling, the results of the ongoing steam generator inspections have revealed tube crack indications that will require an additional 700 of the nearly 7,000 existing tubes to be temporarily plugged during the next operating cycle. This additional plugging will result in a total of approximately 22 percent of the tubes being plugged. This will result in the plant operating with an approximate 4 percent power level reduction, or 20-25 Megawatts of the 525 Megawatt net plant output. The continued safe operation of the plant will not be impacted by the newly plugged tubes or the reduced capacity level. There may be slightly increased maintenance and purchased power expenses resulting from the removal of the degraded tubes and the purchase of replacement power. However, these impacts are not expected to be material. It is anticipated that Kewaunee will be returned to service during the week of May 14.

    Operation at this reduced power level should be temporary. Cost effective repair technologies are available which will allow return of the tubes to service as early as the next maintenance and refueling shutdown which is scheduled for the fall of 1996. Several tube samples have been removed for further structural and metallurgical examination in an effort to determine the best repair method. After repairs are undertaken, as few as 9% of the tubes could remain plugged, thus allowing resumption of full power operation. An accurate estimate of the cost of recovering plugged tubes is not available at this time.

                           PART II--OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

    1.   Exhibits:

         27  Financial Data Schedule

    2.   Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Wisconsin Power and Light Company



   Date:  May 10, 1995         /s/ Daniel A. Doyle
                               Daniel A. Doyle, Vice President - Finance,
                               Controller and Treasurer
                               (principal accounting officer and officer
                               authorized to sign on behalf of the
                               registrant)

                                  EXHIBIT INDEX



   Exhibit
     No.        Description

      27        Financial Data Schedule