Form 10-Q
period 1995-06-30
WISCONSIN POWER & LIGHT CO
filed 1995-08-11
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
               For the quarterly period ended  June 30, 1995

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

          Common Stock Outstanding at June 30, 1995:  13,236,601 shares

                                    CONTENTS





                                                                         PAGE
   PART I.   Financial Information:

        Consolidated Financial Statements of Wisconsin Power and Light Co.

        Consolidated Balance Sheets as of June 30, 1995
         and 1994 and December 31, 1994  . . . . . . . . . . . . . . . . .  2

        Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial Statements   . . . . . . . . . . .  6

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 13

        Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

        Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . 15

             WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets

                               June 30,     June 30,      December 31,
                                  1995         1994           1994
                                       (Thousands of dollars)
    ASSETS
    UTILITY PLANT:

    Plant in service --
      Electric  . . . . . .    $1,651,351   $1,531,411     $1,611,351
      Gas   . . . . . . . .       211,062      195,233        204,514
      Water   . . . . . . .        22,006       20,945         22,070
      Common  . . . . . . .       128,897      110,565        123,255
                               ----------   ----------   ------------
                                2,013,316    1,858,154      1,961,190
    Dedicated
      decommissioning funds        64,342       50,970         51,791
                               ----------  -----------   ------------
                                2,077,658    1,909,124      2,012,981
    Less: Accumulated
      provision for
      depreciation  . . . .       853,853      780,514        808,853
                              ----------- ------------   ------------
                                1,223,805    1,128,610      1,204,128

    Construction work in
      progress  . . . . . .        33,486       76,540         42,731
    Nuclear fuel, net . . .        16,949       15,558         19,396
                               ----------  -----------    -----------
    Total utility plant . .     1,274,240    1,220,708      1,266,255
                               ----------  -----------    -----------

    OTHER PROPERTY AND
      EQUIPMENT, net  . . .        13,955          646          9,133
                               ----------  -----------     ----------

    INVESTMENTS . . . . . .        12,303       12,514         12,228
                               ----------  -----------     ----------

    CURRENT ASSETS:
    Cash and equivalents  .         3,937        3,504          2,234
    Net accounts receivable
      and unbilled revenue,
      less allowance for
      doubtful accounts of
      $209, $159, and $209,
      respectively  . . . .        12,773       18,943         21,689
    Coal, at average cost .        12,689       12,772         15,824
    Materials and supplies,
      at average cost   . .        21,041       22,310         20,835
    Gas in storage, at
      average cost  . . . .         5,178        4,610          7,975
    Prepayments and other .        27,155       20,448         22,310
                               ----------   ----------     ----------
    Total current assets  .        82,773       82,587         90,867
                               ----------   ----------     ----------
    DEFERRED CHARGES:
    Regulatory assets . . .       144,988      131,535        144,476
    Other . . . . . . . . .        61,939       73,922         62,165
                               ----------  -----------    -----------
    Total deferred charges        206,927      205,457        206,641
                               ----------  -----------    -----------
    TOTAL ASSETS  . . . . .    $1,590,198   $1,521,912     $1,585,124
                               ==========   ==========     ==========


      The accompanying notes are an integral part of the consolidated financial statements.

           WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES

                       Consolidated Balance Sheets



                                    June 30,    June 30,   December 31,
                                     1995         1994        1994

                                        (Thousands of dollars)
    CAPITALIZATION AND
     LIABILITIES

    COMMON SHAREOWNER'S
     INVESTMENT:

       Common stock, $5 par
        value, authorized --
        18,000,000 shares;
        issued and outstanding
        -- 13,236,601 shares  .   $  66,183   $  66,183   $  66,183
       Premium on capital stock
        and capital surplus . .     199,169     197,982     199,170
       Reinvested earnings  . .     280,417     276,817     279,153
                                   --------    --------   ---------
                                    545,769     540,982     544,506


    PREFERRED STOCK WITHOUT
      MANDATORY REDEMPTION:

       Cumulative, without par
        value, authorized
        3,750,000 shares
        maximum aggregate
        stated value
        $150,000,000;

        Cumulative, without par
         value, $100 stated
         value,  449,765 shares
         outstanding  . . . . .      44,977      44,977      44,977

        Cumulative, without par
         value, $25 stated
         value,  599,460 shares
         outstanding  . . . . .      14,986      14,986      14,986
                                  ---------   --------- -----------

        Total preferred stock .      59,963      59,963      59,963

    FIRST MORTGAGE BONDS, NET .     318,569     336,507     336,538
                                  ---------  ----------  ----------

       Total capitalization . .     924,301     937,452     941,007
                                  ---------  ----------  ----------


    CURRENT LIABILITIES:

       Variable rate demand
        bonds . . . . . . . . .      56,975      56,975      56,975
       Short-term debt  . . . .      68,000      24,500      50,500
       Accounts payable . . . .      59,270      50,330      67,518
       Accrued payroll and
        vacation  . . . . . . .      12,715      12,185      12,624
       Accrued taxes  . . . . .       8,777       4,791       7,299
       Accrued interest . . . .       7,583       7,618       7,669
      Other   . . . . . . . . .      16,998      23,416      12,456
                                  ---------   ---------   ---------
        Total current
         liabilities  . . . . .     230,318     179,815     215,041
                                  ---------   ---------   ---------

    OTHER CREDITS:

       Accumulated deferred
        income taxes  . . . . .     226,415     216,612     222,373
       Accumulated deferred
        investment tax credits       39,800      41,721      40,758
       Accrued environmental
        remediation costs . . .      79,044      80,244      79,280
      Other   . . . . . . . . .      90,320      66,068      86,665
                                  ---------   ---------   ---------
        Total other credits . .     435,579     404,645     429,076
                                  ---------   ---------   ---------
    TOTAL CAPITALIZATION AND
      LIABILITIES   . . . . . .  $1,590,198  $1,521,912  $1,585,124
                                 ==========  ==========  ==========



     The accompanying notes are an integral part of the consolidated financial statements.

           WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Income




                           Three Months Ended     Six Months Ended
                                June 30,              June 30,

                            1995       1994       1995       1994

                                    (Thousands of Dollars)
    OPERATING REVENUES:

      Electric  . . . .  $ 126,093  $ 125,271  $ 257,244  $ 262,468
      Gas   . . . . . .     22,450     24,629     77,657     89,704
      Water   . . . . .      1,014      1,024      1,998      2,001
                         --------- ----------  --------- ----------
                           149,557    150,924    336,899    354,173
    OPERATING EXPENSES:
       Electric
        production
        fuels . . . . .     27,898     32,646     57,611     64,932
       Purchased power      10,234      8,440     17,382     17,927
       Purchased gas  .     12,359     15,360     46,241     59,045
       Other operation      35,821     34,830     70,801     69,440
       Maintenance  . .     13,216     12,387     23,048     21,759
       Depreciation . .     19,913     17,519     39,408     37,015
       Taxes --
        Current federal
         income . . . .      3,053      3,814     14,499     15,341
        Deferred income
         taxes  . . . .      2,825      2,782      4,546      4,563
        Investment tax
         credit
         (restored) . .       (479)      (481)      (958)      (963)
        Current state
         income . . . .        759        748      3,324      3,535
        Property,
         payroll &
         other  . . . .      7,144      7,041     14,304     14,056
                           -------  ---------   --------   --------
                           132,743    135,086    290,206    306,650
                           -------  ---------   --------   --------
    NET OPERATING
      INCOME  . . . . .     16,814     15,838     46,693     47,523
                          --------  ---------   --------   --------

    OTHER INCOME AND
    (DEDUCTIONS):
       Allowance for
        equity funds
        used during
        construction  .        451        681        722      1,130
       Other, net . . .        400      4,140        463      9,415
       Current income
        tax . . . . . .       (120)       693        (88)    (1,791)
       Deferred income
        tax . . . . . .         17     (1,968)        21     (1,866)
                           -------    -------   --------   --------
                               748      3,546      1,118      6,888
                           -------   --------   --------   --------
    INCOME BEFORE
      INTEREST EXPENSE      17,562     19,384     47,811     54,411
                           -------   --------  ---------   --------

    INTEREST EXPENSE:
       Interest on
        bonds . . . . .      7,256      7,142     15,065     14,316

       Allowance for
        borrowed funds
        used during
        construction
        (credit)  . . .       (151)      (245)      (241)      (434)
       Other  . . . . .        784        429      1,587      1,009
                           -------   --------  ---------   --------
                             7,889      7,326     16,411     14,891
                            ------  ---------   --------   --------
    NET INCOME  . . . .      9,673     12,058     31,400     39,520
    PREFERRED STOCK
      DIVIDENDS   . . .        827        827      1,655      1,655
                           -------    -------   --------   --------
    NET INCOME AFTER
      PREFERRED STOCK
      DIVIDENDS   . . .   $  8,846  $  11,231  $  29,745  $  37,865
                          ========   ========  =========   ========


     The accompanying notes are an integral part of the consolidated financial statements.

                   WISCONSIN POWER AND LIGHT COMPANY

                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                           Six Months Ended
                                                June 30,

                                         1995            1994
                                         (Thousands of Dollars)
    Cash flows from (used for)
      operating activities:

       Net income . . . . . . . .        $  31,400      $  39,520

       Adjustments to reconcile
        net income to net cash
        from operating activities:
        Depreciation  . . . . . .           39,408         37,015
        Amortization of nuclear
         fuel . . . . . . . . . .            3,404          2,749
        Deferred income tax . . .            4,567          6,429
        Investment tax credit
         restored . . . . . . . .             (958)          (963)
        Allowance for equity funds
         used during construction             (722)        (1,130)

       Changes in assets and
        liabilities:
        Net accounts receivable
         and unbilled revenues  .            8,916         13,746
        Coal  . . . . . . . . . .            3,135            521
        Materials and supplies  .             (206)          (631)
        Gas in storage  . . . . .            2,797          4,144
        Prepayments and other . .           (4,844)         1,229
        Accounts payable and
         accruals . . . . . . . .           (3,704)       (22,007)
        Accrued taxes . . . . . .            1,478          3,987
        Other, net  . . . . . . .              530          6,894
                                         ---------      ---------

         Net cash generated from
            operating activities            85,201         91,503
                                         ---------      ---------
    Cash flows from (used for)
      financing activities:

       Common stock cash dividends         (28,482)       (28,696)
       Preferred stock dividends            (1,655)        (1,655)
       Preferred stock issuance
        expense . . . . . . . . .                -            648
       Net change in short term
        debt  . . . . . . . . . .           17,500        (34,500)
       Retirement of first
        mortgage bonds  . . . . .          (17,999)             -
       Equity contribution from
        parent  . . . . . . . . .                -          8,462
                                         ---------       --------
       Net cash (used for)
        financing activities  . .          (30,636)       (55,741)

    Cash flows from (used for)
      investing activities:
       Additions to utility plant,
        excluding AFUDC . . . . .          (36,698)       (36,616)
       Allowance for borrowed
        funds used during
        construction  . . . . . .             (241)          (434)
       Dedicated decommissioning
        funds . . . . . . . . . .          (12,551)        (1,167)
       Other, net . . . . . . . .           (3,372)            29
                                        ----------     ----------
        Net cash (used for)
         investing activities . .          (52,862)       (38,188)
                                        ----------    -----------

    Net increase in cash and
      equivalents   . . . . . . .            1,703         (2,426)
    Cash and equivalents at
      beginning of period   . . .            2,234          5,930
                                        ----------    -----------

    Cash and equivalents at end of
      period  . . . . . . . . . .        $   3,937      $   3,504
                                        ==========    ===========

    Supplemental disclosures of
      cash flow information:
       Cash paid during the period
        for:
        Interest - debt . . . . .       $   14,840      $   8,427
        Income taxes  . . . . . .       $   10,175      $  14,971



          The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by Wisconsin Power and Light Company (the "Company" or "WPL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly-owned consolidated subsidiaries. The Company is a wholly-owned subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

   2. On June 23, 1995, the Company filed an application with the Public Service Commission of Wisconsin (PSCW) for the sale of $60 million of first mortgage bonds to occur sometime in 1995. The Company intends to use the net proceeds from the sale of these bonds first to repay short-term debt which was incurred in June of 1995 to repurchase in private transactions $18 million aggregate principal amount of the Company's first mortgage bonds, Series V, due December 1, 2025, interest rate of 9.30%. The remainder of the net proceeds will be used to repay other short-term debt incurred by the Company to finance utility construction expenditures and for general corporate purposes.

   3. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1995 VS. JUNE 30, 1994:

   OVERVIEW

    The Company reported consolidated second quarter net income of $9.7 million down from $12.1 million for the same period in 1994. Second quarter 1995 net income was $2.0 million lower due to approval to recollect in the second quarter of 1994 a previously refunded penalty assessed by the PSCW relating to WPL's administration of a coal contract. Also, operating and maintenance expense increased $1.1 million after-tax primarily due to Kewaunee Nuclear Power Plant ("Kewaunee" or "Plant") refueling and maintenance overhaul costs. Depreciation expense increased $1.4 million after-tax due to increased investment in property, plant and equipment. Offsetting these decreases is a $2.3 million after-tax increase in electric margin primarily from lower electric production fuel costs per kWh and decreased cost per kWh of purchased power.

   Electric Operations

                                                                                  Revenues and Costs
                                                    KWhs Sold, Generated             Per kWh Sold
                    Revenues and Costs                 and Purchased                Generated and      Customers at End of
                      (In Thousands)      % Change     (In Thousands)    % Change     Purchased              Quarter
                      1995         1994               1995        1994             1995      1994         1995        1994

   Residential
    and Farm       $43,247      $42,801      1%    622,251     602,761      3%    $.070     $.071      327,319     322,202

   Industrial       36,080       35,777      1%    991,595     955,781      4%     .036      .037          778         755

   Commercial       24,168       24,055      0%    412,304     393,496      5%     .059      .061       44,227      43,437
    Wholesale
    and Class A     20,319       20,877     -3%    628,782     606,255      4%     .032      .034           83          40

   Other             2,279        1,761     29%     14,856      12,203     22%     .153      .144        1,497       1,471
                    ------       ------   -----    -------     -------   -----   ------   -------       ------      ------
        Total     $126,093     $125,271      1%  2,669,788   2,570,496      4%    $.047     $.049      373,904     367,905
                    ======       ======  ======  =========   =========   =====    =====     =====      =======     =======
   Electric
    production
    fuels          $27,898      $32,646    -15%  2,261,305   2,344,507     -4%    $.012     $.014
                                                 =========   =========     ===     ====     =====
   Purchased
    Power          $10,234       $8,440     21%    516,992     325,804     59%    $.020     $.026
                    ------     --------   -----    =======    ========     ===      ===     =====

   Margin          $87,961      $84,185      4%
                   =======      =======     ===


     Electric margin increased in the second quarter of 1995 compared to the second quarter of 1994 primarily from slightly increased revenues coupled with reductions in electric production fuels per kWh and the cost of purchased power per kWh. Revenues increased from growth among all customer classes due to favorable economic conditions in WPL's service territory. These revenue increases were somewhat offset by an overall 2.8% decrease in retail electric rates effective January 1, 1995.

     Electric production fuels and purchased power per kWh were reduced through lower coal costs and from successful procurement strategies, respectively.

   Gas Operations
                                                       Terms Sold and              Revenues and Costs
                       Revenues and Costs                 Purchased               per Therms Sold and  Customers at End of
                         (In Thousands)    % Change    (In Thousands)    % Change      Purchased             Quarter
                         1995      1994                1995      1994               1995       1994      1995       1994

   Residential        $10,697   $10,337        3%    18,843    18,154        4%    $.568      $.569   126,581    122,476
   Firm                 5,839     5,930       -2%    13,419    13,022        3%     .435       .455    15,733     15,298
   Interruptible          606     1,463      -59%     1,942     4,768      -59%     .312       .307       236        233
   Transport            3,858     3,384       14%    29,590    17,870       66%     .130       .189       164         87
   Other                1,450     3,515     -0.59    10,598    20,473     -0.48     .137       .172        79         93
                       ------     -----      ----   -------    ------   -------  -------      -----    ------    -------
     Total            $22,450   $24,629       -9%    74,392    74,287        0%    $.302      $.332   142,793    138,187
                      =======   =======    ======    ======    ======    ======   ======      =====   =======    =======
   Purchased gas      $12,359   $15,360      -20%    58,546    50,499       16%    $.211      $.304
                      -------    ------     -----   =======   =======   =======    =====     ======
   Margin             $10,091   $ 9,269        9%
                       ======    ======     =====

    Gas margin increased in the second quarter of 1995 compared to the second quarter of 1994 from favorable gas procurement strategies and some change in the mix of sales from lower margin to higher margin customer
   classes.   Customer growth continued from the solid economic conditions in
   WPL's service territory.

   Other Operation Expense

    Other operation expense increased due to an increase in accounts receivable factoring costs related to a rise in the short-term market interest rates and increased conservation expenditures recently approved in WPL's latest rate order, effective January 1, 1995.

   Maintenance Expense

    Maintenance expense increased due to a more extensive refueling and maintenance overhaul at Kewaunee. (also, see: Liquidity and Capital Resources, page 12, "Other")

   Depreciation and Amortization

    Depreciation and amortization expense increased primarily reflecting increased property additions.

   Income Taxes

    Income taxes decreased between second quarters primarily due to lower taxable income.

   Other Income and Deductions - Other, Net

    Other, net decreased for the second quarter of 1995 compared with the same period in 1994, primarily due to the approval to recollect, in 1994, $2.0 million after-tax from ratepayers from an assessment by the PSCW relating to the administration of a coal contract.


   SIX MONTHS ENDED JUNE 30, 1995 VS. JUNE 30, 1994:

   OVERVIEW

    The Company reported consolidated net income of $31.4 million for the six months ended June 30, 1995 compared to $39.5 million for the same period in 1994. The operating factors include an increase in operating and maintenance expenses of $1.6 million after-tax principally related to Kewaunee refueling and maintenance overhaul costs. Also, depreciation expense increased $1.4 million after-tax from increased investment in property, plant and equipment. Offsetting the above decreases is a $1.6 million after-tax increase in electric margin primarily from lower electric fuel cost per kWh and purchased power cost per kWh.

    An additional factor impacting other income and deductions is the reversal of a $4.9 million after-tax reserve in the first six months of 1994 which represented a penalty assessment by the PSCW relating to the administration of a coal contract.

   Electric Operations
                                                               kWhs Sold,                Revenues and Costs
                                                              Generated and                 Per kWh Sold
                     Revenues and Costs                        Purchased           %        Generated and     Customers at End of
                        (In Thousands)        % Change       (In Thousands)      Change       Purchased             Quarter
                       1995           1994                  1995         1994               1995      1994       1995     1994

   Residential
    and Farm        $95,137        $97,356      -2%    1,391,862    1,389,627      0%      $.068     $.070    326,397  322,202
   Industrial        67,636         67,989      -1%    1,874,769    1,822,824      3%       .036      .037        776      755
   Commercial        48,457         49,605      -2%      833,344      821,480      1%       .058      .060     44,126   43,437
   Wholesale
    and Class A      42,058         43,239      -3%    1,313,920    1,312,372      0%       .032      .033         81       40
   Other              3,956          4,279      -8%       28,104       28,986     -3%       .141      .148      1,494    1,471
                   --------        -------    -----     --------     --------    ----     ------     -----    -------  -------
        Total      $257,244       $262,468      -2%    5,441,999    5,375,289      1%      $.047     $.049    372,874  367,905
                    =======        =======    =====    =========    =========    ====     ======     =====    =======  =======
   Electric
    production
    fuels           $57,611        $64,932     -11%    4,770,259    4,790,116      0%      $.012     $.014
                                                       =========    =========    ====      =====     =====
   Purchased
    Power           $17,382        $17,927      -3%      897,941      767,945     17%      $.019     $.023
                    -------        -------     ----     ========      =======   =====    =======    ======
   Margin          $182,251       $179,609       1%
                    =======        =======      ===

     Electric margin increased slightly for the six months ended June 30, 1995 compared to the same period in 1994. Revenues decreased slightly due to a 2.8% decrease in retail electric rates effective January 1, 1995 and less favorable weather conditions, offset by increased kWh sales from growth among customer classes. However, lower electric production fuel and purchased power costs per kWh resulting from successful procurement strategies increased overall margin.


   Gas Operations

                                                      Terms Sold and             Revenues and Costs
                   Revenues and Costs                   Purchased                 per Therms Sold     Customers at End of
                      (In Thousands)      % Change    (In Thousands)    % Change   and Purchased           Quarter
                      1995        1994                1995      1994              1995       1994      1995        1994

   Residential     $39,564     $45,090     -12%     73,793    78,399      -6%    $.536      $.575   126,155     122,476
   Firm             21,617      26,060     -17%     51,899    57,089      -9%     .417       .456    15,694      15,298
   Interruptible     1,777       4,308     -59%      6,102    11,762     -48%     .291       .366       239         233
   Transport         8,351       8,345     -11%     54,257    42,934      26%     .155       .194       160          87
   Other             6,348       5,901       8%     39,895    33,911      18%     .158       .174        81          93
                   -------    --------    -----    -------   -------    -----   ------     ------   -------     -------
     Total         $77,657     $89,704      -0%    225,946   224,095       1%    $.344      $.400   142,329     138,187
                   =======     =======     ====    =======   =======    =====   ======      =====   =======     =======
   Purchased
    gas            $46,241     $59,045     -22%    207,352   191,517       8%    $.223      $.308
                   -------     -------     ----   ========  ========     ====    =====      =====

   Margin          $31,416     $30,659       2%
                   =======     =======     ====

    Gas margin for the six month period ended June 30, 1995 increased when compared to the same period in 1994. Revenues decreased due to less favorable weather conditions but were somewhat offset by increased therm sales as a result of customer growth from the solid economic conditions in WPL's service territory.

    Favorable gas procurement strategies significantly reduced purchased gas expense which resulted in the overall increase in margin.

   Other Operation Expense

    Other operation expense increased due to an increase in accounts receivable factoring costs related to a rise in the short-term market interest rates and increased conservation expenditures recently approved in WPL's latest rate order, effective January 1, 1995.

   Maintenance Expense

    Maintenance expense increased due to refueling and maintenance overhaul costs at Kewaunee. (Also see: Liquidity and Capital Resources, page 11, "Other.")

   Depreciation and Amortization

    Depreciation and amortization expense increased primarily reflecting increased property additions.

   Income Taxes

    Income taxes decreased for the six month period ended June 30, 1995 primarily due to lower taxable income.


   Other Income and Deductions - Other, Net

    Other, net decreased for the six months ended June 30, 1995 compared with the same period in 1994, primarily due to the reversal of a $2.9 million after-tax reserve which represented a penalty assessment by the PSCW, and also the $2.0 million after-tax approval to recollect from ratepayers, both relating to the administration of a coal contract.

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

    The Company's capitalization at June 30, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 52 percent common equity, 6 percent preferred stock and 42 percent long-term debt.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs. Cash flows from operating activities, after dividends paid, provided approximately $66 million and $67 million for the three months ended June 30, 1995 and 1994, respectively and $57 million and $63 million for the six months ended June 30, 1995 and 1994, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The estimated construction expenditures for the remainder of 1995 are $73 million. The Company currently anticipates that it will finance approximately 94 percent of these expenditures through internally generated funds. (Also see: Note 2 in the "Notes to Financial Statements," page 6.)

    The expenditures for the decommissioning of Kewaunee are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. WPL currently expects to have the cost collected through electric rates and funded in an external trust by 2013. Therefore, such expenditures are not expected to have a direct impact on the liquidity or the availability of capital resources.

   Industry Outlook

    The PSCW has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation and identification of alternative forms of regulation.

     WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

    The Federal Energy Regulatory Commission (FERC) is developing regulation which will begin to provide open access to utility's transmission facilities for wholesale customers subject to certain approved FERC tariffs. WPL believes its existing open access tariffs position it well to compete under such market conditions.

   Other

    The Company's Form 10-Q for the quarter ended March 31, 1995, at Part I, "Other", Page 10, reported the shutdown of Kewaunee on April 1, 1995 for scheduled maintenance and refueling and related steam generator matters. Wisconsin Public Service Corporation is the operator and 41.2% owner of Kewaunee which is owned jointly with WPL and Madison Gas and Electric Company which own 41% and 17.8%, respectively.

    During the shutdown, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, the degraded tubes were removed from service by plugging. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation is affected. Prior to the recent shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the Plant was returned to service on May 18, 21% of the tubes were plugged, resulting in a capacity reduction of 3.8% during the Plant's current operating cycle which extends into the fall of 1996. Thus, net Plant output has been reduced from 525 megawatts to approximately 510 megawatts. Although preliminary estimates indicated slightly increased maintenance and purchased power expenses as reported in the Company's Form 10-Q for the quarter ended March 31, 1995, revised estimates indicate that during 1995 additional expenses related to recent steam generator plugging likely will be offset by reduced nuclear expenses in other areas and, therefore, should not affect earnings significantly. WPL with it's joint partners continue the study of tube repair alternatives.

    See Part I, Item 1. Business - Electric Operations - Kewaunee Nuclear Power Plant in the WPL Form 10-K for the year ended December 31, 1994 for additional background on this matter.

                           PART II--OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's annual meeting of shareowners held on May 17, 1995, L. David Carley, Donald R. Haldeman, Arnold M. Nemirow and Judith D. Pyle were elected directors of the Company for terms expiring in 1998. The following table sets forth certain information with respect to the election of directors at the annual meeting.

                                                Shares Withholding
      Name of Nominee       Shares Voted For         Authority

    L. David Carley              13,707,173                9,036
    Donald R. Haldeman           13,712,756                3,453
    Arnold M. Nemirow            13,712,710                3,499
    Judity D. Pyle               13,711,881                4,328


    The following table sets forth the other directors of the Company whose terms of office continued after the 1994 annual meeting.

                                             Year in which
    Name of Director                          Term Expires

    Katherine C. Lyall                            1996
    Henry F. Scheig                               1996
    Rockne G. Flowers                             1996
    Henry C. Prange                               1996
    Erroll B. Davis, Jr.                          1997
    Milton E. Neshek                              1997
    Carol T. Toussaint                            1997


    In addition, at the annual meeting, shareowners approved the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1995 calendar year. With respect to such matter, the number of shares voted for and against were 13,711,631 and 1,320, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 3,258 and 0, respectively.


   Item 6.  Exhibits and Reports on Form 8-K

    1.   Exhibits:

           27       Financial Data Schedule

    2.   Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Wisconsin Power and Light Company



   August 9, 1995              /s/ Daniel A. Doyle
                               Daniel A. Doyle, Vice President - Finance,
                               Controller and Treasurer, Wisconsin Power and
                               Light Company (principal accounting officer
                               and officer authorized to sign on behalf of
                               the registrant.)

                               EXHIBIT INDEX



   Exhibit
     No.        Description

         27     Financial Data Schedule