Form 10-Q
period 1995-09-30
WISCONSIN POWER & LIGHT CO
filed 1995-10-30
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
               For the quarterly period ended  September 30, 1995

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

       Common Stock Outstanding at September 30, 1995:  13,236,601 shares

                                    CONTENTS





                                                                         PAGE
   PART I.  Financial Information:

            Consolidated Financial Statements of Wisconsin Power and Light
            Co.

            Consolidated Balance Sheets as of September 30, 1995 and
            1994 and December 31, 1994 . . . . . . . . . . . . . . . . . .  2

            Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 1995 and 1994 . . . . . . . . . . .  4

            Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1995 and 1994  . . . . . . . . . . . . . . . . .  5

            Notes to Consolidated Financial Statements . . . . . . . . . .  6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . .  7

   PART II. Other Information  . . . . . . . . . . . . . . . . . . . . . . 13

            Signatures. .  . . . . . . . . . . . . . . . . . . . . . . . . 14

            Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . 15

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                 September 30,  September 30,  December 31,
                                     1995           1994           1994
                                           (Thousands of Dollars)
    ASSETS


    UTILITY PLANT:
      Plant in service--
        Electric  . . . . . .      $1,663,194     $1,583,959     $1,611,351
        Gas . . . . . . . . .         212,475        200,241        204,514
        Water . . . . . . . .          22,192         21,397         22,070
        Common  . . . . . . .         130,954        112,541        123,255
                                    ----------     ----------     ----------
                                    2,028,815      1,918,138      1,961,190
      Dedicated
        decommissioning funds          66,559         51,903         51,791
                                     ---------     ----------     ----------
                                    2,095,374      1,970,041      2,012,981

      Less: Accumulated
        provision for
        depreciation  . . . .         869,343        808,046        808,853
                                    ----------    -----------     ----------
                                    1,226,031      1,161,995      1,204,128
      Construction work in
        progress  . . . . . .          34,758         40,216         42,731
      Nuclear fuel, net . . .          15,209         13,912         19,396
                                   ----------     ----------   ------------
        Total utility plant .       1,275,998      1,216,123      1,266,255
                                   ----------     ----------     ----------

    OTHER PROPERTY AND
     EQUIPMENT, net . . . . .          19,047          4,620          9,133
                                    ----------     ----------    -----------

    INVESTMENTS . . . . . . .          12,316         12,076         12,228
                                    ----------     ----------    -----------
    CURRENT ASSETS:
      Cash and equivalents  .             855          4,298          2,234

      Net accounts receivable
       and unbilled revenue,
       less allowance for
       doubtful accounts of
       $209, $159, and $209,
       respectively . . . . .           9,886         13,333         21,689
      Coal, at average cost .          17,106         14,819         15,824
      Materials and supplies,
       at average cost  . . .          20,481         21,695         20,835
      Gas in storage, at
       average cost . . . . .           8,244         10,409          7,975
      Prepayments and other .          23,744         20,415         22,310
                                   ----------      ---------      ---------
        Total current assets           80,316         84,969         90,867
                                   -----------     ----------     ----------
    DEFERRED CHARGES:
         Regulatory assets  .         144,503        144,673        144,476
         Other  . . . . . . .          60,685         56,644         62,165
                                    ----------    -----------    -----------

             Total deferred
                charges . . .         205,188        201,317        206,641
                                    ----------    -----------    -----------
    TOTAL ASSETS  . . . . . .      $1,592,865     $1,519,105     $1,585,124
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
                                                 (Thousands of Dollars)
    CAPITALIZATION AND LIABILITIES


    COMMON SHAREOWNER'S INVESTMENT:
      Common stock, $5 par value,
        authorized--18,000,000
        shares; issued and
        outstanding--13,236,601
        shares  . . . . . . . . . .         $66,183        $66,183      $66,183
      Premium on capital stock and
        capital surplus . . . . . .         199,170        198,987      199,170
      Reinvested earnings . . . . .         287,392        279,762      279,153
                                         -----------     ----------     -------
                                            552,745        544,932      544,506


    PREFERRED STOCK WITHOUT
     MANDATORY REDEMPTION:
      Cumulative, without par value,
        authorized 3,750,000 shares
        maximum aggregate stated
        value $150,000,000;
          Cumulative, without par
           value, $100 stated value,
           449,765 shares
           outstanding  . . . . . .          44,977         44,977       44,977
          Cumulative, without par
           value, $25 stated value,
           599,460 shares
           outstanding  . . . . . .          14,986         14,986       14,986
                                         -----------   ------------    --------
           Total preferred stock  .          59,963         59,963       59,963
    FIRST MORTGAGE BONDS, NET . . .         318,585        336,523      336,538
                                         -----------   ------------     -------
        Total capitalization  . . .         931,293        941,418      941,007
                                         -----------    -----------     -------

    CURRENT LIABILITIES:
      Variable rate demand bonds  .          56,975         56,975       56,975
      Short-term debt . . . . . . .          54,500         32,000       50,500
      Accounts payable  . . . . . .          69,112         50,415       67,518
      Accrued payroll and vacation           12,151         12,199       12,624
      Accrued taxes . . . . . . . .           9,681          6,106        7,299
      Accrued interest  . . . . . .           5,246          5,760        7,669
      Other . . . . . . . . . . . .          17,831          9,834       12,456
                                        ------------   ------------     -------
        Total current liabilities .         225,496        173,289      215,041
                                        ------------   ------------     -------

    OTHER CREDITS:
      Accumulated deferred income
        taxes . . . . . . . . . . .         229,994        207,100      222,373
      Accumulated deferred
        investment tax credits  . .          39,321         41,239       40,758
      Accrued environmental
        remediation costs . . . . .          78,454         79,311       79,280
      Other . . . . . . . . . . . .          88,307         76,748       86,665
                                         -----------    -----------     -------
        Total other credits . . . .         436,076        404,398      429,076
                                         -----------    -----------     -------

    TOTAL CAPITALIZATION AND
     LIABILITIES  . . . . . . . . .      $1,592,865     $1,519,105   $1,585,124
                                         ===========    ===========  ==========


   The accompanying notes are an integral part of the consolidated financial statements.


               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               1995         1994        1995        1994
                                         (Thousands of Dollars)

    OPERATING REVENUES:
      Electric  . . . . .    $150,708     $137,873    $407,952     $400,341
      Gas . . . . . . . .      13,601       22,629      91,258      112,334
      Water . . . . . . .       1,172        1,118       3,170        3,119
                            ---------     --------   ---------    ----------
                              165,481      161,620     502,380      515,794
                            ---------    ---------   ---------    ---------

    OPERATING EXPENSES:
      Electric production
        fuels . . . . . .      30,660       29,385      88,271       94,317
      Purchased power . .      14,516       12,793      31,898       30,720
      Purchased gas . . .       8,108       15,134      54,349       74,180
      Other operation . .      32,489       33,990     103,290      103,430
      Maintenance . . . .       9,793        9,406      32,841       31,165
      Depreciation  . . .      20,329       18,482      59,737       55,497
      Taxes --
        Current federal
         income . . . . .       7,962        6,401      22,461       21,742
        Deferred income
         taxes  . . . . .       3,910        4,278       8,456        8,841
        Investment tax
         credit (restored)       (479)        (482)     (1,437)      (1,445)
        Current state
         income . . . . .       2,223        1,127       5,547        4,662
        Property, payroll
         & other  . . . .       6,908        6,636      21,212       20,692
                             ---------  -----------  ----------   ----------
                              136,419      137,150     426,625      443,801
                             ---------  -----------  ----------   ----------

    NET OPERATING INCOME       29,062       24,470      75,755       71,993
                             ---------    ---------   ---------    ---------
    OTHER INCOME AND
     (DEDUCTIONS):
      Allowance for equity
       funds used during
       construction . . .         454          661       1,176        1,791
      Other, net  . . . .         511          610         974       10,025
      Current income tax.        (188)        (274)       (276)      (2,065)
      Deferred income tax          15          (23)         36       (1,889)
                             ---------   ----------  ----------   ----------
                                  792          974       1,910        7,862
                            ---------    ----------  ----------   ----------

    INCOME BEFORE INTEREST
     EXPENSE  . . . . . .      29,854       25,444      77,665       79,855
                            ----------   ----------  ----------   ----------

    INTEREST EXPENSE:

      Interest on bonds .       6,798        7,323      21,863       21,639
      Allowance for
       borrowed funds used
       during construction
       (credit) . . . . .        (152)        (285)       (393)        (719)
      Other . . . . . . .       1,256          651       2,843        1,660
                            ----------   ----------   ---------     --------
                                7,902        7,689      24,313       22,580
                            ----------   ----------   ---------     --------
    NET INCOME  . . . . .      21,952       17,755      53,352       57,275
    PREFERRED STOCK
     DIVIDENDS  . . . . .         828          828       2,483        2,483
                            ----------   ----------  ----------     --------
    NET INCOME AFTER
     PREFERRED STOCK
     DIVIDENDS  . . . . .     $21,124      $16,927     $50,869      $54,792
                              ========   ==========  ==========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  WISCONSIN POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS




                                                 Nine Months Ended
                                                   September 30,
                                                1995            1994
                                               (Thousands of Dollars)
    Cash flows from (used for) operating
     activities:

      Net income  . . . . . . . . . . .          $53,352         $57,274
      Adjustments to reconcile net
       income to net cash from operating
       activities:
        Depreciation  . . . . . . . . .           59,737          55,650
        Amortization of nuclear fuel  .            5,569           4,738
        Deferred income tax . . . . . .            8,420          10,730
        Investment tax credit restored            (1,437)         (1,445)
        Allowance for equity funds used
         during construction  . . . . .           (1,176)         (1,791)
      Changes in assets and liabilities:
        Net accounts receivable and
         unbilled revenues  . . . . . .           11,803          24,690
        Coal  . . . . . . . . . . . . .           (1,282)          1,223
        Materials and supplies  . . . .              354             (16)
        Gas in storage  . . . . . . . .             (269)         (1,655)
        Prepayments and other . . . . .           (1,434)          1,262
        Accounts payable and accruals .           (1,302)        (22,014)
        Accrued taxes . . . . . . . . .            2,382           5,301
        Other, net  . . . . . . . . . .           10,383         (15,395)
                                                ---------       ---------
          Net cash generated from
           operating activities . . . .          145,100         118,552
                                                ---------       ---------
    Cash flows from (used for)
     financing activities:

      Common stock cash dividends . . .          (42,630)        (41,910)
      Preferred stock dividends . . . .           (2,483)         (2,483)
      Net change in short term debt . .            4,000         (27,000)
      Retirement of first mortgage bonds         (17,990)            -
      Equity contribution from parent .               -            9,467
                                                 --------       ---------
        Net cash (used for) financing            (59,103)        (61,926)
          activities  . . . . . . . . .

    Cash flows from (used for) investing
     activities:

      Additions to utility plant,
        excluding AFUDC . . . . . . . .          (57,945)        (54,699)
      Allowance for borrowed funds used
        during construction . . . . . .             (393)           (719)
      Dedicated decommissioning funds .          (14,768)         (2,100)
      Other, net  . . . . . . . . . . .          (14,270)           (740)
                                               ----------      ----------

        Net cash (used for) investing
          activities  . . . . . . . . .          (87,376)        (58,258)
                                               ----------      ----------
    Net increase in cash and equivalents          (1,379)         (1,632)
    Cash and equivalents at beginning of
     period . . . . . . . . . . . . . .            2,234           5,930
                                               ----------      ----------
    Cash and equivalents at end of
     period . . . . . . . . . . . . . .             $855          $4,298
                                               ==========      ==========

    Supplemental disclosures of cash
     flow information:
      Cash paid during the period for:
        Interest - debt . . . . . . . .          $23,971         $23,452
        Income taxes  . . . . . . . . .          $18,486         $25,969

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by Wisconsin Power and Light Company (the "Company" or "WPL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly-owned consolidated subsidiaries. The Company is a subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

   2. On September 14, 1995, the Company received an order from the Public Service Commission of Wisconsin (PSCW) authorizing the sale of up to $60 million of long-term debt securities. It is currently anticipated that the Company will make an offering of the long-term debt securities late in 1995 or early in 1996. The Company intends to use the net proceeds from the sale of these securities first to repay short-term debt which was incurred in June 1995 to repurchase in private transactions $18 million aggregate principal amount of the Company's 9.30% first mortgage bonds, Series V, due December 1, 2025. The remainder of the net proceeds will be used to repay other short-term debt incurred by the Company to finance utility construction expenditures and for general corporate purposes.

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994:

   OVERVIEW

    The Company reported consolidated third quarter net income of $22.0
   million  compared to $17.8 million for the same period in 1994.   Weather-
   driven electric sales growth and reduced electric production fuel costs per kWh increased electric margins by $5.9 million after-tax compared to
   third quarter 1994.   In addition, operation expense declined for the
   third quarter 1995 compared to 1994 as a result of the Company's reengineering programs.

    Partially offsetting the higher electric margin was a $1.2 million after-tax reduction in gas margin and $1.1 million after-tax additional depreciation expense attributable to greater investment in utility plant. Income taxes also increased between third quarters, primarily due to higher taxable income.

   Electric Operations
                                                                              Revenues and
                   Revenues and              kWhs Sold, Generated            Costs Per kWh
                       Costs           %         and Purchased         %     Sold Generated       Customers at
                  (In Thousands)    Change      (In Thousands)      Change   and Purchased       End of Quarter
                   1995     1994               1995        1994               1995    1994      1995        1994

   Residential
    and Farm      $55,870  $48,549      15%     843,617     704,441     20%    0.066   0.069     330,229     323,499
   Industrial      36,497   35,764       2%   1,001,149     949,739      5%    0.036   0.038         791         765
   Commercial      28,704   27,086       6%     502,534     458,223     10%    0.057   0.059      44,575      43,570
   Wholesale
    and Class A    29,374   24,656      19%     831,530     659,203     26%    0.035   0.037          81          81
   Other              263    1,818     -86%      12,065      12,242     -1%    0.022   0.149       1,503       1,468
                     ----   ------    -----     -------     -------   -----    -----  ------      ------     -------
        Total    $150,708 $137,873       9%   3,190,895   2,783,848     15%    0.047   0.050     377,179     369,383
                 ======== ========    =====   =========   =========   =====    =====   =====     =======     =======
   Electric
    production
    fuels         $30,660  $29,385       4%   2,567,704   2,282,831     12%    0.012   0.013
                                              =========   =========    ====    =====   =====
   Purchased
    Power         $14,516  $12,793      13%     670,267     636,345      5%    0.022   0.020
                  -------  -------     ----     =======     =======    ====   ======   =====

   Margin        $105,532  $95,695      10%
                 ========  =======    =====

    Electric margin increased 10% in the third quarter of 1995 compared to the third quarter of 1994 primarily from higher sales resulting from favorable summer weather coupled with reduced electric production fuels cost per kWh. Additionally, growth among all customer classes remained strong due to favorable economic conditions in the Company's service territory. Partially offsetting the increased sales was a 2.8% decrease in retail electric rates effective January 1, 1995.

      Electric production fuels per kWh were reduced through lower coal costs. Purchased power costs per kWh were greater in third quarter 1995 as a result of competitive pricing of energy during the periods of high demand.

   Gas Operations
                                                                          Revenues and
                     Revenues and              Therms Sold and          Costs per Therms
                       Costs (In         %        Purchased        %        Sold and         Customers at
                      Thousands)      Change    (In Thousands)   Change    Purchased        End of Quarter
                     1995     1994              1995     1994             1995    1994      1995      1994

   Residential       $5,177   $6,643     -22%    7,761     7,127     9%    0.667   0.932    127,428    123,075
   Firm               3,474    4,917     -29%    7,433     7,024     6%    0.467   0.700     15,698     15,313
   Interruptible        357    1,873     -81%    1,134     5,292   -79%    0.315   0.354        226        262
   Transport.         2,223    2,946     -25%   19,857    17,767    12%    0.112   0.166        176        109
   Other              2,370    6,250     -62%   16,462    20,603   -20%    0.144   0.303         79         90
                    -------  -------  -------   ------    ------ ------    -----   -----    -------    -------
        Total       $13,601  $22,629     -40%   52,647    57,813    -9%    0.258   0.391    143,607    138,849
                    =======  =======    =====   ======   =======  =====    =====   =====    =======    =======
   Purchased Gas     $8,108  $15,134     -46%   47,389    57,645   -18%    0.171   0.250
                    -------  -------   ------   ======   =======  =====    =====   =====
   Margin            $5,493   $7,495     -27%
                    =======   ======    =====


      Gas margin decreased 27% during the third quarter of 1995 compared to the third quarter of 1994. The decline in purchased gas cost per therm was passed on to customers causing a reduction in gas revenues for the period. Customer growth continued from the solid economic conditions in WPL's service territory.


   Other Operation Expense

    The decrease in other operation expense reflects the reduction in work force and related salary expense resulting from the Company's reegineering efforts.


   Depreciation

    Depreciation expense increased primarily reflecting increased property additions.

   Income Taxes

    Income taxes increased between third quarters primarily resulting from higher taxable income.





   NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994:

   OVERVIEW

    The Company reported consolidated net income of $53.4 million for the nine months ended September 30, 1995 compared to $57.3 million for the same period in 1994. Year to date 1995 net income was lower than 1994 primarily due to a $4.9 million after-tax 1994 reversal of a reserve which represented a penalty assessment by the PSCW relating to the administration of a coal contract. Year to date 1994 operations expense included $1.5 million after-tax for severance and early retirement programs.

    Operational factors reducing comparative net income included a slight decline in gas margin and higher expenses for depreciation, interest and maintenance in 1995. Partially offsetting these declines was an $7.5 million after-tax increase in electric margin resulting from favorable summer weather and economic growth in all customer classes.

   Electric Operations
                                                                                 Revenues and
                                                  kWhs Sold, Generated          Costs Per kWh
                    Revenues and Costs      %        and Purchased        %     Sold Generated       Customers at
                      (In Thousands)     Change      (In Thousands)     Change  and Purchased       End of Quarter
                     1995       1994                1995       1994             1995     1994      1995       1994

   Residential
    and Farm        $151,007   $145,905       3%  2,235,479   2,094,068     7%   0.068    0.070     330,229    323,499
   Industrial        104,133    103,753       0%  2,875,918   2,772,563     4%   0.036    0.037         791        765
   Commercial         77,161     76,691       1%  1,335,877   1,279,703     4%   0.058    0.060      44,575     43,570
   Wholesale and
    Class A           71,432     67,895       5%  2,145,450   1,971,574     9%   0.033    0.034          81         81
   Other               4,219      6,097     -31%     40,169      41,228    -3%   0.105    0.148       1,503      1,468
                     -------   --------    -----  ---------   ---------  -----   -----    -----     -------    -------
        Total       $407,952   $400,341       2%  8,632,893   8,159,136     6%   0.047    0.049     377,179    369,383
                    ========   ========    =====  =========   =========   ====   =====    =====     =======    =======
   Electric
    production
    fuels            $88,271    $94,317      -6%  7,417,592   7,095,482     5%   0.012    0.013
                                                  =========   =========   ====   =====    =====
   Purchased
    Power            $31,898    $30,720       4%  1,568,208   1,404,289    12%   0.020    0.022
                     -------    -------    -----  =========   =========   ====   =====    =====

   Margin           $287,783   $275,304       5%
                    ========   ========    =====


    Electric margin increased 5% for the nine months ended September 30, 1995 compared to the same period in 1994. Kilowatthour sales increased 6% due to favorable weather conditions and growth among all customer classes. Partially offsetting the increased sales was a 2.8% decrease in retail electric rates effective January 1, 1995.

    Lower electric fuel costs and purchased power costs per kWh resulting from successful procurement strategies improved the overall margin.

   Gas Operations
                                                                                       Revenues and
                                                           Therms Sold and            Costs per Therms
                       Revenues and Costs          %          Purchased          %        Sold and        Customers at
                         (In Thousands)         Change     (In Thousands)     Change     Purchased       End of Quarter
                       1995           1994                 1995       1994              1995     1994     1995     1994

   Residential           $44,740       $51,733     -14%     81,555     85,526     -5%     0.549  0.605    127,428  123,075
   Firm                   25,090        30,977     -19%     59,332     64,113     -7%     0.423  0.483     15,698   15,313
   Interruptible           2,134         6,181     -65%      7,235     17,054    -58%     0.295  0.362        226      262
   Transport.             10,574        11,292      -6%     74,114     60,701     22%     0.143  0.186        176      109
   Other                   8,720        12,151     -28%     56,358     51,641      9%     0.155  0.235         79       90
                          ------       -------   ------    -------    -------    ----    ------  -----    -------  -------
        Total            $91,258      $112,334     -19%    278,594    279,035      0%     0.328  0.403    143,607  138,849
                         =======      ========    =====    =======    =======    ====    ======  =====    =======  =======
   Purchased Gas         $54,349       $74,180     -27%    254,742    280,202     -9%     0.213  0.265
                        --------       -------     ----    =======    =======    ====     =====  =====
   Margin                $36,909       $38,154      -3%
                         =======        ======     ====


      Gas margin decreased 3% for the nine months ended September 30, 1995 compared to the same period in 1994. Less favorable weather conditions and a decline in purchased gas cost per therm which was passed on to customers caused a 19% reduction in gas revenues for the period. Customer growth remained strong due to favorable economic conditions in the Company's service territory.


   Other Operations

    Other operations expense for 1994 included $1.5 million after-tax for severance and early retirement programs related to the Company's reengineering efforts.

   Maintenance

    Maintenance expense increased for the year to date compared to last year due to more extensive refueling and maintenance overhaul at the Kewaunee Nuclear Plant ("Kewaunee"). (Also, see: Liquidity and Capital Resources, page 12, "Other")

   Depreciation

    Depreciation expense increased primarily reflecting increased property additions.

   Income Taxes

    Income taxes increased for the nine month period ended September 30, 1995 as a result of higher taxable income.

   Other Income and Deductions - Other, Net

    Other, net decreased for the nine months ended September 30, 1995 primarily due to the reversal in 1994 of a $4.9 million after-tax reserve which represented a penalty assessment by the PSCW relating to the administration of a coal contract.



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

    The Company's capitalization at September 30, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 53 percent common equity, 6 percent preferred stock and 41 percent long-term debt.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs. Cash flows from operating activities, after dividends paid, provided approximately $100 million and $74 million for the nine months ended September 30, 1995 and 1994, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. (Also see: Note 2 in the "Notes to Financial Statements," page 6.)

   Construction expenditures for the nine months ended September 30, 1995 were $87 million. The estimated construction expenditures for the remainder of 1995 are $52 million.

    The expenditures for the decommissioning of Kewaunee are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share, in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. WPL currently expects to have the cost collected through electric rates and funded in an external trust by 2013. Therefore, such expenditures are not expected to have a direct impact on the Company's liquidity or the availability of capital resources.


   Industry Outlook

    The PSCW has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation and identification of alternative forms of regulation.

     WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation marketplace. It is not possible at this time to predict the outcome of these proceedings.

    The Federal Energy Regulatory Commission (FERC) is developing regulation which will begin to provide open access to utility's transmission facilities for wholesale customers subject to certain approved FERC tariffs. WPL believes its existing open access tariffs position it well to compete under such market conditions.

   Other

    The Company's Form 10-Q for the quarter ended March 31, 1995, at Part I, "Other", Page 10, reported the shutdown of Kewaunee on April 1, 1995 for scheduled maintenance and refueling and related steam generator matters. Wisconsin Public Service Corporation is the operator and 41.2% owner of Kewaunee which is owned jointly with WPL and Madison Gas and Electric Company who own 41% and 17.8%, respectively.

    During the shutdown, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, the degraded tubes were removed from service by plugging. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation is affected. Prior to the recent shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the plant was returned to service on May 18, 1995, 21% of the tubes were plugged, resulting in a capacity reduction of 3.8% during the plant's current operating cycle which extends into the fall of 1996. Thus, net plant output has been reduced from 525 megawatts to approximately 510 megawatts. Although preliminary estimates indicated slightly increased maintenance and purchased power expenses as reported in the Company's Form 10-Q for the quarter ended March 31, 1995, revised estimates indicate that during 1995 additional expenses related to recent steam generator plugging likely will be offset by reduced nuclear expenses in other areas and, therefore, should not affect earnings significantly. WPL with its joint partners continue the study of tube repair alternatives.

    See Part I, Item 1. Business - Electric Operations - Kewaunee Nuclear Power Plant in the WPL Form 10-K for the year ended December 31, 1994 for additional background on this matter.



                           PART II--OTHER INFORMATION



   Item 1.  Legal Proceedings

   1. On July 20, 1995 the City of Beloit ("Beloit") filed a suit against WPL in the Circuit Court of Rock County, Wisconsin alleging that based on negligence, nuisance and trespass WPL caused damage to Beloit through the contamination of property owned by Beloit as a result of the historical operation of manufactured gas plants on the property prior to Beloit's acquisition of the property. The suit seeks damages equal to the cost of cleaning up the property, for decrease in the value of the property and to compensate Beloit for lost development opportunities for the property as well as consequential damages and costs of the action.

    Beloit and WPL entered into a Stipulation upon which the Court issued an Order staying further proceedings in the action pending further environmental investigation of the property and pending WPL's determination of the extent of liability insurance coverage for the claims.

    The probability is remote that this will have a material adverse impact on the Company's financial condition.


   Item 6.  Exhibits and Reports on Form 8-K

    1.  Exhibits:

          3A       Amendments to By-Laws of the Company

          3B       By-Laws of the Company as revised June 22, 1995

          27       Financial Data Schedule

    2.  Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Wisconsin Power and Light Company



   October 26, 1995             /s/ Daniel A. Doyle
                                Daniel A. Doyle, Vice President - Finance,
                                Controller and Treasurer (principal
                                accounting officer and officer authorized to
                                sign on behalf of the registrant)

                                  EXHIBIT INDEX


   Exhibit
     No.        Description


       3A       Amendments to By-Laws of the Company

       3B       By-Laws of the Company as revised June 22, 1995

       27       Financial Data Schedule