Form 10-K405
period 1995-12-31
WISCONSIN POWER & LIGHT CO
filed 1996-04-01
CIK 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1995

        [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from________to____________

   Commission file number 0-337

                        WISCONSIN POWER AND LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

            Wisconsin                                    39-0714890
   (State or other jurisdiction of             I.R.S. Employer Identification
   incorporation or organization)                        Number)

   222 West Washington Avenue, Madison, Wisconsin                53703
   (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code  (608) 252-3311

   Securities registered pursuant to Section 12 (b) of the Act:  None

   Securities registered pursuant to Section 12 (g) of the Act:

                Preferred Stock (Accumulation without Par Value)
                                (Title of Class)


               Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.    Yes  X   No

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at January 31, 1996
   Common Stock, $5 par value                    13,326,601 shares

   DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareowners (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III hereof.

                        WISCONSIN POWER AND LIGHT COMPANY
                                    FORM 10-K
                                December 31, 1995

                                TABLE OF CONTENTS



          Part I.        Business  . . . . . . . . . . . . . . . . . 1

                         Properties  . . . . . . . . . . . . . . .  12

                         Legal Proceedings . . . . . . . . . . . .  12

                         Executive Officers  . . . . . . . . . . .  14

          Part II.       Financial Information . . . . . . . . . .  15

          Part III.      Directors and Executive Officers
                              Information  . . . . . . . . . . . .  51

          Part IV.       Exhibits  . . . . . . . . . . . . . . . .  51
          Signatures  . . . . . . . . . . . . . . . . . . . . . . . 54

          Report of Independent Public Accountants on Schedules . . 55

   ITEM 1.  BUSINESS

                                   THE COMPANY

            On March 1, 1988, after obtaining shareowner and all the necessary regulatory approvals, Wisconsin Power and Light Company (the "Company" or "WP&L") effected a corporate restructuring which included the formation of a holding company, WPL Holdings, Inc ("WPLH"). WPL Holdings, Inc. is the parent company of WP&L and its utility subsidiaries and of Heartland Development Corporation, the parent corporation for nonregulated businesses.

            WP&L, incorporated in Wisconsin on February 21, 1917, as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. It also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. WP&L does not derive a material portion of its revenues from any one customer.

            WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company ("South Beloit"), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated on July 23, 1908.

            WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

            On November 10, 1995, WPLH entered an agreement to merge with IES Industries Inc. ("IES") of Cedar Rapids, Iowa, and Interstate Power Company ("IPC") of Dubuque, Iowa, under a holding company that will be known as Interstate Energy Corporation, headquartered in Madison, Wisconsin. The merger is subject to the approval of the common shareowners of all companies and various regulatory agencies. Interstate Energy Corporation will be registered under the Public Utility Holding Company Act of 1935, as amended. It is anticipated that WP&L will continue to operate as a separate entity, headquartered in Madison, WI, for a period of time following the merger. See Item 5. " Market for Registrant's Common Equity and Related Stockholder Matters - Proposed Merger" for additional information.

   Regulation

            WP&L is subject to regulation by the Public Service Commission of Wisconsin ("PSCW") as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. The PSCW is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. WP&L is required to file a rate case with the PSCW every two years with requests for rate relief based on a forward- looking test year period. South Beloit is subject to regulation by the Illinois Commerce Commission ("ICC") for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects.

            The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric utility restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000.

            The Federal Energy Regulatory Commission ("FERC") has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WP&L and in certain other respects. Certain of WP&L's natural gas facilities and operations are subject to the jurisdiction of the FERC under the Natural Gas Act. WP&L is presently exempt from all provisions of the Public Utility Holding Company Act of 1935, except provisions relating to the acquisition of securities of other public utility companies.

            The FERC is currently developing regulation which will begin to provide open access to electric utility transmission facilities for wholesale customers subject to certain approved FERC tariffs. WP&L believes its existing open access tariffs position it well to compete under such market conditions.

            With respect to environmental matters impacting WP&L and its subsidiaries, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the Wisconsin Department of Natural Resources ("DNR"). In addition, the DNR has jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

            WP&L is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to the Kewaunee Nuclear Power Plant ("Kewaunee") and to the jurisdiction of the United States Department of Energy ("DOE") with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee.

   Employees

            At year-end 1995, WP&L employed 2,332 persons, of whom 1,872 were considered electric utility employees, 319 were considered gas utility employees and 141 were considered other utility employees. WP&L has a three-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until June 1, 1996. The contract covers 1,601 of WP&L's employees. The Company entered discussions concerning renegotiation of this contract in February 1996.
   No assurance can be given regarding the outcome of these negotiations.

   ELECTRIC OPERATIONS:

   General

            WP&L provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1995, WP&L provided retail electric service to approximately 377,000 customers in 610 cities, villages and towns, and wholesale service to 25 municipal utilities, one privately owned utility, three rural electric cooperatives, one American Indian nation and to the Wisconsin Public Power, Inc. system for the provision of retail service to nine communities.

            Electric operations represented 79.2 percent of WP&L's total operating revenues and 87.8 percent of WP&L's total operating income for the year ended December 31, 1995.

            Electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WP&L also experiences a smaller winter peak in December or January. The maximum net hourly peak load on the electric system was 2,197 megawatts and occurred on July 31, 1995. A new winter system peak of 1,913 megawatts occurred on December 11, 1995. During the year ended December 31, 1995, about 82.1 percent of total kilowatthour requirements were generated by company-owned and jointly-owned facilities and the remaining 17.9 percent were purchased.

            WP&L's electric generating facilities include: four coal-fired generating stations (including nine units; four jointly owned), seven natural-gas-fired peaking units, eight hydro-electric plants (two jointly owned), one gas-fired steam generating plant and one nuclear power plant (jointly owned). WP&L will have the ability to dispatch and include in its reserve margin an 86 MW gas-fired peaking unit which will be operational in 1996. Refer to Item 2. "Properties" for additional information regarding electric generating facilities. WP&L owns
   21,413 miles of electric transmission and distribution lines and 362
   substations located adjacent to the communities served.   WP&L is
   interconnected with other utilities in Wisconsin and neighboring states and is an associate member of the Mid-Continent Power Pool ("MAPP") and a member of the Mid-America Interconnected Network, Inc. ("MAIN"). WP&L officially notified the MAIN board of directors of its intentions to
   withdraw  from MAIN, effective December 31, 1997.   WP&L believes that its
   customers' financial interest will be better served by participation in a regional organization that can reach consensus on transmission restructuring issues. To date, MAIN has been unable to accomplish that
   objective.   Although WP&L would have until December 31, 1997, to join
   another reliability region, WP&L is currently studying its options and expects to make a final decision in 1996.

            The Company projects electric sales to grow at a  rate of 2.4
   percent  annually  over the next five years.   For a discussion regarding
   the Company's future construction, capital requirements and financing, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of Financial Condition and the Results of Operations."

   Fuel

            In 1995, approximately 81.1 percent of WP&L's net kilowatthour generation of electricity was fueled by coal and 15.3 percent by nuclear fuel (provided by WP&L's 41 percent ownership interest in Kewaunee.) The remaining electricity generated was produced by hydroelectric, oil-fired and natural gas generation.

   Coal

            The Company's primary fuel source is coal. To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $168 million through December 31, 2002. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $37 million in 1996, 1997, 1998, $30 million in 1999 and $10 million in 2000. WP&L anticipates that its average fuel costs will likely increase in the future, due to cost escalation provisions in existing coal and transportation contracts. WP&L's management believes that any increases in costs associated with these contracts will be incorporated in future rates and as such will not have a material effect on operating results.

            The estimated coal requirements of WP&L's generating units (including jointly-owned facilities) for the years 1996 through 2015 total about 168 million tons. Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 16 percent and 19 percent, respectively, of this estimated requirement. WP&L will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.

   Purchased Power

            During the year ended December 31, 1995, about 17.9 percent of WP&L's total kilowatthour requirements were met through purchased power.

   Nuclear

            Kewaunee is jointly-owned by WP&L (41 percent), Wisconsin Public Service Corporation (41.2 percent) and Madison Gas & Electric Company (17.8 percent). Wisconsin Public Service Corporation ("WPSC") is the operator. The plant began commercial operation in 1974.

            WPSC is a member of the Institute of Nuclear Power ("INPO").
   All nuclear generating units in the U.S. belong to INPO and have made a commitment to the standards of excellence promoted by this organization. INPO was created by the nuclear utilities in the U.S. after the Three Mile Island accident. INPO has negotiated with insurance carriers for lower premiums for those utilities that meet the highest standards of excellence and have attained a Category 1 rating. Kewaunee has attained this Category 1 rating 5 times out of 6 ranking periods and has benefited with reduced insurance premiums. The National Nuclear Accrediting Board ("NNAB") is a part of the INPO structure. The purpose of NNAB is to monitor and accredit each utility's training program as established by INPO standards. All ten accredited training programs at Kewaunee are currently in good standing.

            The supply of nuclear fuel for the Kewaunee plant involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. Presently, there are no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 300,000 pounds of uranium concentrates per year follows:

             (a) Requirements for uranium are met through spot market or contract purchases of uranium. In general, a three-year supply of uranium is maintained.

             (b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1995. Conversion services relating to uranium hexafluoride are purchased on the spot market, as the available supply in this market provides for attractive pricing.

             (c) In 1995, enrichment services were not required. Future services will be procured from COGEMA, Inc. pursuant to a contract last amended in October 1995. Enrichment services are also purchased from the United States Enrichment Corporation under the terms of the utility services contract. This contract is in effect for the life of Kewaunee. The Kewaunee owners over the next ten years are committed to take 70 percent of their annual enrichment services requirements in alternate years 1997, 1999, 2001, 2003, and 2005 from the United States Enrichment Corporation.

             (d) Fuel fabrication requirements through 2001 are covered by contract with Siemens Power Corporation.

             (e) Beyond the stated periods for Kewaunee, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured. The prices for the foregoing are currently expected to increase slightly.

            The National Energy Policy Act of 1992 provides that both the Federal government and the nuclear utilities fund the decontamination and decommissioning of the three federal gaseous diffusion plants in the United States. This will require the owners of Kewaunee to pay an additional $15.7 million in current dollars over the next 12 years plus an adjustment for inflation. WP&L's share including interest amounted to an annual payment of approximately $537,000 in 1995.

            The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the first quarter of 1995, Kewaunee was shutdown for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degeneration. Prior to shutdown the equivalent of approximately 12 percent of the tubes in the steam generators were plugged, with no loss of capacity. When the plant was returned to service in May 1995, approximately 21 percent of the tubes were plugged resulting in an initial capacity reduction of approximately 4 percent. Approximately half of this lost capacity has been recovered through operating modifications. The ultimate small reduction in capacity did not affect revenues or earnings in 1995 because of operating and maintenance cost savings and reserve capacity recovery efforts at Kewaunee. In addition, there was no impact on the Company's bulk power sales due to the availability of attractive purchased power opportunities.

            As a result of the need to address the repair or replacement of the steam generators, the owners of Kewaunee have been, and are continuing to, evaluate various alternatives to deal with capacity degradation of the steam generator tubes. As part of this evaluation the owners have:

            (a) submitted a request to the NRC to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes) which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service. If the request is granted, even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, the requested redefinition of the pressure boundary point should allow the plant to return to full output. Testing of three tubes removed during the 1995 refueling outage indicates structural soundness equal to the original tube strength. Management believes the request will be granted by the NRC;

            (b) requested approval from the NRC to pursue welded repair technologies to return plugged tubes to service. Although welded tube repair technologies exist, the technology is not presently approved by the NRC; and

            (c) continued to evaluate the economics of replacement of the steam generators. The replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchased power costs associated with an extended shutdown.

            In the event none of the above alternatives is pursued (for failure to obtain NRC approval or otherwise), the owners would continue to evaluate the potential financial and regulatory implications of a change in ownership (which would likely require, as a condition precedent, authority to replace the steamm generator) or early shutdown of Kewaunee. WP&L believes that the best near term economic alternative for the owners of Kewaunee is to continue to pursue tube recovery and repair processes. WP&L will reassess its views of available alternatives based on the condition of steam generator tubes during the fall 1996 refueling outage. If early shutdown is pursued, WP&L anticipates that it would receive full recovery in rates of its undepreciated plant balance and decommissioning expense. On December 31, 1995, the net book value of WP&L's share of Kewaunee was $57.0 million.

            Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site.
   The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. WP&L's share of the decommissioning costs is estimated to be $169 million (in 1995 dollars, assuming the plant is operating through 2013) based on a 1992 site-specific study, using the immediate dismantlement method of
   decommissioning.   WP&L's annual contribution to the external trust fund
   for decommissioning was $10.7 million in 1995 and is expected to be $10.7 million in 1996. The market value of the investments in the funds established by WP&L at December 31, 1995 totaled $73.4 million. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumption to be used in determining nuclear decommissioning liabilities. After-tax earnings on the tax-qualified and nontax-qualified decommissioning funds are assumed to be 6.1 percent and 5.1 percent, respectively. The future escalation rate is assumed to be 6.5 percent.

            Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with WP&L to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by the DOE at one mill per net kilowatthour of electricity generated and sold by Kewaunee. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

            Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. Kewaunee is currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million could provide additional storage sufficient to meet on-site spent fuel storage needs until 2013, the expiration of the current operating license.

            The Low-Level Radioactive Waste Policy Act of 1980, as amended, provides that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Interstate Low-Level Radioactive Waste Compact. Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In July 1995, the Branwell, South Carolina disposal facility again began accepting waste materials from outside its region. The Kewaunee owners expect to have sufficient storage space either on site or through shipments to Branwell to satisfy low level radioactive waste disposal needs until the Ohio facility accepts low level radioactive waste materials.

   Recovery of Electric Fuel Costs

            In WP&L's most recent rate case, the PSCW approved elimination of the retail electric fuel adjustment clause for a two year trial period, 1995-1996. For this period, retail rates will remain unchanged even if fuel costs vary from forecasted levels established in the rate proceeding.

            WP&L's wholesale rates and South Beloit's retail rates contain fuel adjustment clauses pursuant to which rates are adjusted monthly to reflect changes in the costs of fuel.

   Environmental Matters

            WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, could affect the siting, construction and operating costs of both present and future generating units.

            Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the DNR to which the permit program has been delegated. These permits must be periodically renewed. WP&L has obtained such permits for all of its generating stations or has filed timely applications for renewals of such permits.

            Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WP&L currently has the necessary permits to operate its fossil-fueled generating facilities. While periodic exceedances in air emissions may occur, management promptly responds to these events and works with the DNR
   to resolve any permit compliance issues.   With the passage of the new
   Federal Clean Air Act Amendments, the state is required to include these provisions into their permit requirements. WP&L has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. WP&L has also completed application for Phase II permits under the Clean Air Act in compliance with the time lines identified. The state Title V operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits are expected to be issued in 1996. Until such time, the facilities will continue to operate under their existing permit conditions.

            Pursuant to Section 144.386(2) of the Wisconsin Statutes, WP&L has submitted data and plans for 1996 sulfur dioxide emissions compliance. Actual 1995 emissions were reported to the DNR. WP&L is currently in compliance with the state requirement. WP&L will continue to make any necessary operational changes in fuel types and power plant dispatch to comply with the system emissions limit of 1.2 pounds SO2 per million BTU.

            WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WP&L has installed continuous emission monitoring systems at all of its coal-fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac combustion turbine site. These requirements were also met. Additional monitoring systems for nitrogen oxides are required in 1996 at the combustion turbine site. WP&L has installed these monitors, and will complete certification tests for the equipment by May 1996. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

            Pursuant to Section 311(j)(5) of the Clean Water Act, WP&L has submitted a facility response plan for the South Fond du Lac combustion turbine site. The plans addresses pollution prevention and spill response activities for those facilities with capacity to store in excess of one million gallons of oil.

            WP&L maintains licenses for all of its ash disposal facilities and regularly reports to the DNR groundwater data and quantities of ash landfilled or reused. The landfills are operated according to a Plan of Operation approved by the DNR. WP&L monitors hazardous materials use and hazardous waste generation at its facilities. Annual reports are filed with the DNR on quantities stored and generated as required by the Superfund Amendments and Reauthorizaton Act and the Resource Conservation Recovery Act.

            WP&L's accumulated pollution abatement expenditures adjusted for accumulated retirements totaled $132.7 million as of December 31, 1995. The major expenditures consist of about $60 million for the installation of electrostatic precipitators for the purpose of reducing particulate emissions from WP&L's coal-fired generating stations and approximately $73 million for other pollution abatement equipment at the Columbia, Edge-water, Kewaunee, Nelson Dewey, Rock River and Blackhawk plants. Expenditures during 1995 totalled approximately $.5 million. Estimated future pollution abatement expenditures total $3.7 million through 1997. WP&L's estimated pollution abatement expenditures are subject to continuing review and are revised from time to time due to escalation of construction costs, changes in construction plans and changes in environmental regulations.

            See "Electric Operations - Nuclear" for information concerning the disposal of spent nuclear fuel and high level nuclear waste.

                                 WISCONSIN POWER AND LIGHT COMPANY
                                  CONSOLIDATED ELECTRIC STATISTICS
                                                       Year Ended December 31,
                                        1995        1994        1993         1992        1991

    Area served (end of period):
      Population--retail
       (estimated)(a)   . . . . . .    826,000      822,000     818,000     807,000     799,000
      Cities, villages and towns
       served --retail  . . . . . .        610          607         609         611         611
    Customers served (end of
      period):
      Residential and Farm  . . . .    329,643      322,924     316,870     310,702     304,825
      Industrial  . . . . . . . . .        795          776         714         727         679
      Commercial  . . . . . . . . .     44,730       43,793      42,884      42,287      41,190
      Wholesale and Class A . . . .         48           42          39          39          41
      Other . . . . . . . . . . . .      1,294        1,256       1,236         950       1,173
                                       -------      -------     -------     -------     -------
       Total  . . . . . . . . . . .    376,510      368,791     361,743     354,705     347,908
                                       =======      =======     =======     =======     =======
    Sales--kilowatt-hours (in
      thousands):
      Residential and Farm  . . . .  2,937,825    2,776,895   2,751,363   2,614,439   2,729,917
      Industrial  . . . . . . . . .  3,872,520    3,764,953   3,540,082   3,377,132   3,185,101

      Commercial  . . . . . . . . .  1,773,406    1,688,349   1,629,911   1,551,823   1,558,297
      Wholesale and Class A . . . .  3,109,385    2,574,121   2,388,131   2,208,419   2,441,189
      Other . . . . . . . . . . . .     54,042       54,518      51,073      55,230      54,376
                                     ---------    ---------   ---------   ---------   ---------
       Total  . . . . . . . . . . . 11,747,178   10,858,836  10,360,560   9,807,043   9,968,880
                                    ==========   ==========  ==========   =========   =========
    Electric operating revenues (in
      thousands):
      Residential and Farm  . . . .   $199,850     $194,242    $184,176    $171,887    $179,751
      Industrial  . . . . . . . . .    140,562      140,487     132,903     128,467     124,212
      Commercial  . . . . . . . . .    102,129      101,382      95,977      91,707      92,628
      Wholesale and Class A . . . .     97,350       86,400      78,955      77,485      82,831
      Other . . . . . . . . . . . .      6,433        9,236      11,176       8,189       9,130
                                      --------     --------    --------    --------    --------
       Total  . . . . . . . . . . .   $546,324     $531,747    $503,187    $477,735    $488,552
                                       =======      =======     =======     =======     =======
    Percent of generation by fuel
      type:
      Coal  . . . . . . . . . . . .       81.1%        80.4%       80.3%       79.8%       81.1%
      Nuclear . . . . . . . . . . .       15.3%        16.8%       16.5%       17.4%       15.7%
      Hydroelectric . . . . . . . .        2.2%         2.4%        2.9%        2.6%        2.6%
      Natural gas . . . . . . . . .        1.3%         0.3%        0.2%        0.1%        0.5%
      Oil . . . . . . . . . . . . .        0.1%         0.1%        0.1%        0.1%        0.1%
                                         -----        -----       -----       -----       -----
       Total  . . . . . . . . . . .      100.0%       100.0%      100.0%      100.0%      100.0%
                                         =====        =====       =====       =====       =====
    System capacity--at time of
      system peak:  (kWh's)
      Company plants (including
       jointly owned)   . . . . . .  2,176,000    2,193,000   2,019,000   1,934,000   1,932,000
      Firm purchased (sold) power .     57,000       40,000      83,000     110,000      70,000
                                     ---------    ---------   ---------   ---------   ---------
       Total  . . . . . . . . . . .  2,233,000    2,233,000   2,102,000   2,044,000   2,002,000
      System peak demand  . . . . .  2,197,000    2,002,000   1,971,000   1,782,000   1,863,000
                                     ---------    ---------   ---------   ---------   ---------
      Reserve margin at time of
       peak   . . . . . . . . . . .     36,000      231,000     131,000     262,000     139,000
                                       =======     ========    ========   =========    ========
    Average annual electric bill
      per residential and farm
      customer  . . . . . . . . . .       $613         $607        $587        $558        $594

    Average annual kilowatt-hour
      use per residential and farm
      customer  . . . . . . . . . .      9,005        8,662       8,772       8,492       9,015

    (a) The estimated population for towns served jointly with other electric utilities has been based upon a ratio of 2.5 population per retail electric customer.

   GAS OPERATIONS:

   General

             As of December 31, 1995, WP&L provided retail natural gas service to approximately 146,000 customers in 242 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois. Gas operations represented 20.2 percent of WP&L's total operating revenues and 11.1 percent of WP&L's total operating income for the year ended December 31, 1995.

             WP&L's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season. WP&L set a new record for natural gas peak-demand of 258,000 dekatherms on January 30-31, 1996. The previous record of 256,000 dekatherms was set on January 14-15, 1995.

   Gas Supplies

             Prior to 1995, WP&L passed on its cost incurred from natural gas suppliers and pipeline companies on a dollar-for-dollar basis to its customers. In 1995, the PSCW approved implementation of a performance-based rate mechanism for Wisconsin gas customers. Under this mechanism, fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. Specifically, to the extent WP&L purchases its gas supply below the index price, it will retain 50 percent of the first $1.151 million in savings; 25 percent of the next $1.151 million; and 10 percent of the next $2.878 million. WP&L's share of the incentive is capped at $1.1 million on a pre-tax basis. The balance of the savings is returned to customers.

             During 1995, the Company paid the two pipeline companies serving WP&L (ANR Pipeline and Northern Natural Gas Company) $2.6 million in Order 636 transition costs representing costs incurred by these pipelines in transitioning from full service natural gas commodity providers to open access gas transmission companies. In addition, WP&L incurred $.8 million of take-or-pay costs paid to pipelines to reform its gas contracts from the pre-Order 636 time period. Both categories of costs were recovered 100 percent from the Company's gas customers.

             Customers served under South Beloit's gas rate schedules continue to pay for gas on a traditional purchase gas adjustment basis.

             In providing gas commodity service to retail gas customers, WP&L administers a diversified portfolio of transportation contracts with ANR Pipeline and Northern Natural Gas Company allowing access to gas supplies from the states of Oklahoma, Louisiana, Texas, and the province of Alberta, Canada. WP&L's transportation contracts provide a maximum daily delivery capability of 234,081 dekatherms per day of natural gas as follows:

   ANR Pipeline      Northern Natural Gas Company       Non-Traditional

   148,075 Dt             73,556 Dt                      12,450 Dt

            Two non-traditional arrangements provide WP&L with gas delivered directly to its "city gate" using the vendors' transportation contract with ANR Pipeline.

            WP&L's contracts also allow access to gas stored in underground storage fields in the states of Michigan, New Mexico and Oklahoma. Gas purchased in the summer and delivered in the winter comprise 25 percent of the Company's annual gas requirements.

            The Company maintains purchase agreements with over 60 suppliers of natural gas from all gas producing regions of the U.S. and Canada. These include 9 contracts providing for long-term gas deliveries (i.e., with terms ranging from 6 months to 10 years). These contracts provided
   42 percent of WP&L's annual gas purchases in 1995.   In addition to its
   direct purchase and sales of natural gas, the Company provided transportation service to 154 customers who purchased their own gas, pursuant to the Company's transportation tariffs. These customers represent 30 percent of total gas moved through WP&L's natural gas distribution pipe.

   Manufactured Gas Plant Sites

            Historically, WP&L has owned 11 properties that have been associated with the production of manufactured gas. Currently, WP&L owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WP&L initiated environmental investigations of these manufactured gas plant sites. The DNR has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

            Through ongoing investigation and studies, WP&L confirmed that there was no contamination at two of the sites and has now received a close out letter from the DNR related to each of those sites. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In 1995, WP&L requested and received a close out letter for the third site.

            In February 1993, WP&L completed cost estimates for the environmental remediation of the eight remaining sites. The results of this analysis indicate that, during the next 32 years, WP&L will expend approximately $77 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

            The cost estimate set forth above assumes 4 percent average inflation over the period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WP&L estimates that it will incur average annual costs of $2 million to complete the planned groundwater remediation activities.

            Through 1995, management has continued its oversight of the issues related to the above manufactured gas plant sites without
   significant revision to the above estimates and assumptions.   With
   respect to rate recovery of these costs, the PSCW has approved a five-year amortization of the unamortized balance of environmental costs expended to date. Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

            See "Item 3. Legal Proceedings" for information related to the manufactured gas plant sites.

                                   WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED GAS STATISTICS

                                                       Year Ended December 31,
                                      1995      1994       1993       1992       1991

    Area served (end of period):
      Population -- retail
       (estimated) (a)  . . . . .   408,000    399,000    391,000    377,000    375,000
      Cities, villages and towns
       served -- retail   . . . .       242        239        217        194        199
    Customers served (end of
      period):
      Residential and Farm  . . .   129,576    124,938    120,829    116,642    113,475
      Firm  . . . . . . . . . . .    15,976     15,531     15,088     14,656     14,291
      Interruptible . . . . . . .       257        272        261        262        215
      Transport. and Other  . . .       284        240         85        109         46
                                    -------    -------    -------    -------     ------
       Total  . . . . . . . . . .   146,093    140,981    136,263    131,669    128,027
                                    =======    =======    =======    =======    =======

    Sales - Therms (in thousands)
       (b):
      Residential and Farm  . . .   126,903    119,562    120,005    114,131    114,772
      Firm  . . . . . . . . . . .    91,316     87,487     87,038     82,087     83,451
      Interruptible . . . . . . .    12,148     24,809     27,872     25,497     26,025
      Tranport. and Other . . . .   169,121    142,252     84,877     71,167     66,531
                                    -------    -------    -------    -------    -------
       Total  . . . . . . . . . .   399,488    374,110    319,792    292,882    290,779
                                    =======    =======    =======    =======    =======
    Gas operating revenues (in
      thousands):
      Residential and Farm  . . .   $70,382    $71,555    $71,632    $63,699    $63,521
      Firm  . . . . . . . . . . .    39,456     41,918     40,748     37,154     36,407
      Interruptible . . . . . . .     3,708      8,777     11,247     14,589     12,051
      Transport. and Other  . . .    25,619     29,681     13,643      3,920      5,796
                                    -------    -------    -------    -------    -------
       Total  . . . . . . . . . .  $139,165   $151,931   $137,270   $119,362   $117,775
                                    =======    =======    =======    =======    =======

    Average annual residential
      heating use -- therms . . .       971      1,022      1,052      1,029      1,069

    Average annual gas bill per
      residential heating
      customer  . . . . . . . . .      $556       $613       $631       $573       $590


     (a) The estimated population for towns served jointly with other gas utilities has been based upon a ratio of 2.8 population per retail gas customer.

     (b) One therm equals 100,000 British Thermal Units and is a measure of the heat content of natural gas.

   ITEM 2.  PROPERTIES

             The following table gives information with respect to electric generating facilities of WP&L (including WP&L's portion of those facilities jointly-owned).

                                                               1995 Summer
                                                                Capability   Ownership
              Type/                                            WP&L Portion   Interest
            Location              Name               Fuel      In Kilowatts  in Facility

   Steam
   Beloit, WI                  Blackhawk          Natural Gas        54,500         100%
   Janesville, WI              Rock River         Coal              156,000         100%
   Cassville, WI               Nelson Dewey       Coal              226,000         100%
   Sheboygan, WI               Edgewater #3       Coal               74,000         100%

   Sheboygan, WI               Edgewater #4       Coal              224,370        68.2%
   Sheboygan, WI               Edgewater #5       Coal              301,500        75.0%
   Kewaunee, WI                Kewaunee           Nuclear           212,700          41%
   Portage, WI                 Columbia Energy    Coal              485,100        46.2%
                                   Center

   Hydro
   Wisconsin Dells, WI         Kilbourn           Hydro               9,500         100%
   Prairie du Sac, WI          Prairie du Sac     Hydro              30,000         100%
   Wisconsin River Power Co.   Petenwell/         Hydro              13,300          33%
                                 Castle Rock

   4 small units at
   various locations                              Hydro               2,050         100%

   Combustion Turbine
   Janesville, WI              Rock River         Natural
                                                     or Oil         135,200         100%
   Fond du Lac, WI             South Fond du Lac  Natural Gas
                                  Unit 2 and 3       or Oil         169,700         100%
   Edgerton, WI                Sheepskin          Natural Gas
                                                     or Oil          36,700         100%
                                                                   --------
                                                 Total            2,130,620
                                                                  =========


            WP&L owns 21,413 miles of electric transmission and distribution lines and 362 substations located adjacent to the communities served. Substantially all of WP&L's facilities are subject to the lien of its first mortgage bond indenture.

   ITEM 3.  LEGAL PROCEEDINGS

            On July 20, 1995, the City of Beloit ("Beloit") filed a suit against WP&L in the Circuit Court of Rock County, Wisconsin alleging that, based on negligence, nuisance and trespass, WP&L caused damage to Beloit through the contamination of property owned by Beloit as a result of the historical operation of manufactured gas plants on the property prior to Beloit's acquisition of the property. The suit seeks damages equal to the cost of cleaning up the property, for decrease in the value of the property, and to compensate Beloit for lost development opportunities for the property as well as consequential damages and costs of the action.

            Beloit and WP&L entered into a Stipulation upon which the Court issued an Order staying further proceedings in the action pending further environmental investigation of the property and pending WP&L's determination of the extent of liability insurance coverage for the claims.

            In management's judgement, the probability is remote that this action will have a material adverse impact on the Company's financial condition.


   ENVIRONMENTAL MATTERS

            The information required by Item 3 is included in this Form 10-K as Item 8-Notes to Consolidated Financial Statements, Note 11c, incorporated herein by reference.

   RATE MATTERS

            The information required by Item 3 is included in Item 7 of this Form 10-K within the Management's Discussion and Analysis of Financial Condition and Results of Operations narrative under the caption "Rates and Regulatory Matters."

   RECENT RATE CASE PROCEEDINGS (a)


                                                                    Increase                 Ordered or
                                                      Increase     (Decrease)    Requested   Negotiated      Date
                    Type of                          (Decrease)    Ordered or   % Return on  % Return on   Increase
      Rate Case     Service  Application    Test     Requested    Negotiated      Common       Common     (Decrease)
     Designation      (b)        Date       Year    ($ Millions)  ($ Millions)    Equity       Equity     Effective

                     <c.
   WP&L Retail
   (PSCW)

   6680-UR-103       e,g,w     02-29-88   1988-89           14.7          5.5      13.25        13.10      10-18-88
   6680-UR-104       e,g,w     12-30-88   1989-90           17.4          5.3      13.10        13.00      11-12-89
   6680-UR-105       e,g,w     12-29-89   1990-91            9.0        (10.8)     13.10        12.90      08-01-90
   6680-UR-106       e,g,w     12-28-90   1991-92           18.7         (0.1)     13.25        12.90      08-01-91
   6680-UR-107       e,g,w     12-30-91   1992-93           17.8         (0.9)     13.10        12.40      01-01-93

   6680-UR-108       e,g,w     01-04-93   1993-94           24.5         17.7      12.60        11.60      10-01-93
   6680-UR-109       e,g,w     02-01-94   1995-96            3.8        (11.6)     12.20        11.50      01-01-95


   WP&L Wholesale
   (FERC)

   ER87-554            e       07-31-87   1987-88          (1.2)          (.9)     13.00         (c)       01-01-88
   ER93                e       05-28-93   1993-94           2.0           2.0      11.00         (c)       10-01-93

   South Beloit
   (ICC)

   85-0505            e,w      11-08-85   1985-86           1.4 (d)        .9      15.00        13.80      09-27-86

   (a) See "Item 3. Legal Proceedings" for additional information regarding rate matters.
   (b)         e-electric, g-gas, w-water.
   (c) Return on equity was not specified in the negotiated settlement agreement.
   (d)         On May 7, 1986, South Beloit Water, Gas and Electric Co.
               adjusted the increase requested downward to $1.1 million.

               On November 6, 1995, WP&L filed the 1994 Depreciation Study (Docket 6680-DU-102) with the PSCW. The study is presently under review. It is anticipated that the study will result in a $4 to $8 million pre-tax increase in depreciation expense effective in 1997. The revised depreciation rates are expected to be fully recoverable in WP&L's next retail rate order which is scheduled to be effective on January 1, 1997.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

   EXECUTIVE OFFICERS OF THE REGISTRANT

            Erroll B. Davis, Jr, 51, was elected President and Chief Executive Officer effective August 1, 1988 and has been a board member since April 1984. He had been Executive Vice President since May 1984, Vice President - Finance and Public Affairs since November 1982 and Vice President - Finance since August 1978. Mr. Davis was elected President of WPL Holdings, Inc. on January 17, 1990 and Chief Executive Officer of WPL Holdings, Inc. effective July 1, 1990. He has served as a director of WPL Holdings, Inc. since March 1988.

            Edward M. Gleason, 55, was elected Corporate Secretary of WP&L and WPL Holdings, Inc. effective December 15, 1993. He was elected Vice President and Treasurer of WPL Holdings, Inc. effective October 3, 1993. He previously served as Vice President - Finance and Treasurer of WP&L since May 1986. Mr. Gleason functions as principal financial officer of WPL Holdings, Inc.

            A.J. (Nino) Amato, 44, was appointed Senior Vice President effective October 3, 1993. He previously served as Vice President - Marketing and Strategic Planning since December 1992, Vice President - Marketing and Communications since January 1989 and Director of Electric Marketing and Customer Service since October 1988. He had been President of Forward Wisconsin, Inc. from 1987 to 1988.

            Norman E. Boys, 51, was elected Vice President of Power Production effective January 1, 1989. He previously served as the Director of Power Production since October 1987 and Generating Station Manager at the Edgewater Generating Station since August 1984.

            William D. Harvey, 46, was appointed Senior Vice President effective October 3, 1993. He previously served as Vice President-Natural Gas and General Counsel since August 1992, Vice President-General Counsel since October 1, 1990 and Vice President-Associate General Counsel since July 1986. Prior to joining the Company, he was a member of the law firm of Wheeler, Van Sickle, Anderson, Norman and Harvey.

            Eliot G. Protsch, 42, was appointed Senior Vice President effective October 3, 1993. He previously served as Vice President-Customer Services and Sales since August 1992, Vice President and General Manager-Energy Services since January 1989 and District Manager, Dane County, since October 1986.

            Daniel A. Doyle, 37, was appointed Vice President - Finance, Controller and Treasurer in December 1994. He previously served as Controller and Treasurer of WP&L since October 3, 1993. He served as Controller since July, 1992. Prior to joining the Company, he was Controller of Central Vermont Public Service Corporation since December 1988. Mr Doyle functions as the principal accounting officer of WPL Holdings, Inc.

            David E. Ellestad, 55, Vice President, was appointed Scholar in Residence at the University-Wisconsin-Platteville, effective January 15, 1995. His appointment is for a two year period. He previously served as Vice President-Electrical Engineering and Operations since August 1, 1992. He served as Vice President-Engineering and Operations since 1988; Vice President of Electrical Engineering and Procurement since January 1, 1986; Director of Electrical Engineering & Procurement since May 1985 and Director of Electrical Engineering since November 1979.

            Susan J. Kosmo, 49, was elected Assistant Controller on
   September 20, 1995. She had been Trust Investments and Investor Relations Supervisor in the Treasury Department since 1992 and Financial Relations Supervisor since 1989.

            David A. Ramos, 39, was elected Assistant Controller on January 23, 1995. He previously served the Company as Manager of Budgets, Rates and Cost Accounting since January 1994, Manager of Budgets and Rates since October 1992 and Manager of Rates and Financial Planning since January 1990.

            Robert A. Rusch, 33, was elected Assistant Treasurer on September 20, 1995. He had been Financial Analyst in the Finance Department since April 1989.

            Steven F. Price, 43, was appointed Assistant Corporate Secretary on April 15, 1992. He had been Cash Management Supervisor since December 1987. He was also appointed Assistant Corporate Secretary and Assistant Treasurer of WPL Holdings, Inc. on April 15, 1992.

            Joseph Shefchek, 39, was elected Assistant Vice President of Environmental Affairs and Research effective December 25, 1994. He previously served as Director of Environmental Affairs and Research since June 1991. Before joining the Company, he held various environmental engineering positions in private industry and government.

            Barbara Swan, 44, was elected Vice President-General Counsel effective December 25, 1994. She previously served as General Counsel since 1993 and Associate General Counsel from 1987 to 1993.

            Pamela J. Wegner, 48, was elected Vice President-Information Services and Administration on October 13, 1994. Prior to joining the Company, she was the Administrator of the Division of Finance and Program Management in the Wisconsin Department of Administration since 1987.

            Kim K. Zuhlke, 42, was elected Vice President - Customer Services and Sales effective October 3, 1993. He previously served as Director of Marketing and Sales Services since 1991, Director of Market Research, Planning and Development since February 1990, Director of Customer Services since 1988 and District Manager at Beaver Dam since April 1984.

   NOTE: All ages are as of December 31, 1995. None of the executive officers listed above is related to any member of the Board of Directors or nominee for director of the Company.

               Executive officers of the Company have no definite terms of office and serve at the pleasure of the Board of Directors.

                                     PART II
   ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
            MATTERS

            Effective with the formation of the holding company, all $5 par value common stock of the Company was converted into common stock of WPL Holdings, Inc. WPL Holdings is now the sole common shareowner of the
   Company.   The Common Stock outstanding at December 31, 1995 was
   13,326,601 shares.

               Cash dividends paid per share of common stock during 1995 and 1994 to WPL Holdings, Inc. were $1.07 and 96 cents, respectively, for each quarter.

            In accordance with the terms of the Merger Agreement (see "Proposed Merger", below), WPLH is not permitted to declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to WP&L's cumulative preferred stock, and regular quarterly dividends to be paid on WPLH's common stock may not exceed 105 percent of the dividends from the prior year.

            In the retail rate order effective January 1, 1995, the PSCW ordered that no dividend payment in excess of the level forecasted for 1995 ($58.1 million) may be paid, if such dividend payments would reduce WP&L's average common equity ratio below the test year forecasted level of 51.93 percent.

   Proposed Merger

            WPL Holdings, Inc. ("WPLH"), IES Industries Inc. ("IES"), and Interstate Power Company ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for:
   a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger").

            The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and regulatory approvals by the second quarter of 1997.

            The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                                PRO FORMA
                                                                 COMBINED
                                WPLH        IES        IPC     (Unaudited)
                                                            (in thousands)

    1995 Operating revenues  $807,255     $851,010  $318,542   $1,976,807
    1995 Net income from
    continued operations      $71,618      $64,176   $25,198     $160,992
    Assets at December 31,
    1995                   $1,872,414   $1,985,591  $634,316   $4,492,321


            Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPLH declared a quarterly dividend of 49.25 cents per share. This represents an equivalent annual rate of $1.97 per share.

            IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. ("IES Utilities") and IES Diversified Inc. ("IES Diversified"). IES Utilities supplies electric and gas service to approximately 333,000 and 174,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 163,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

            Interstate Energy will be the parent company of WP&L, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended, ("1935 Act"). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of WPLH and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

            The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that WPLH, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of WPLH and IES, within a reasonable time after the effective date of the Proposed Merger.


   ITEMS 6 AND 7. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SELECTED FINANCIAL DATA

                                    1995      1994     1993     1992         1991
                                                                 (in millions)

   Operating revenues  . . . . .     $690     $688      $644     $601       $610
   Net income available for
    common stockholders  . . . .      $75      $68       $60      $55        $64
   Total assets (at December 31)   $1,641   $1,585    $1,551   $1,414     $1,250
   Long-term debt, net (at
    December 31) . . . . . . . .     $319     $337      $336     $336       $291


   MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

   1995 COMPARED WITH 1994

   OVERVIEW

               Net income of Wisconsin Power and Light Company ("WP&L" or the "Company") increased to $75.3 million in 1995 compared with $68.2 million in 1994. Net income for 1994 was significantly affected by two non-recurring items. These items were the reversal of a coal contract penalty and costs associated with early retirement and severance programs. The coal contract item is discussed in the "Other Events" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). The following break out (dollars in millions) presents the recurring aspects of 1995 and 1994 operations.

                                                1995      1994
    Net income, as reported                    $75.3      $68.2
    Less:  increase in net income from
     reversal of coal contract penalty           (-)       (5.3)
    Add:  decrease in net income from cost
     associated with early retirement and
     severance programs                          (-)        8.2
                                               -----      -----

    Net income before non-recurring items      $75.3      $71.1
                                               =====      =====


               The increase in the "net income before non-recurring items" primarily reflects higher electric and gas margins, resulting from an increase in weather related sales, and aggressive cost management:

   Electric Operations

                          Revenues and Costs (In                    kWhs Sold                        Customers at
                                Thousands)         % Change       (In Thousands)      % Change        End of Year       % Change
                             1995         1994                   1995        1994                  1995        1994

   Residential and Farm    $199,850    $194,242        3%     2,937,825  2,776,895        6%     329,643     322,924        2%
   Industrial               140,562     140,487        0%     3,872,520  3,764,953        3%         795         776        2%
   Commercial               102,129     101,382        1%     1,773,406  1,688,349        5%      44,730      43,793        2%
   Wholesale and Class A     97,350      86,400       13%     3,109,385  2,574,121       21%          48          42       14%
   Other                      6,433       9,236      (30%)       54,042     54,518       (1%)      1,294       1,256        3%
                            -------     -------              ---------- ----------               -------     -------
        Total               546,324     531,747        3%    11,747,178 10,858,836        8%     376,510     368,791        2%
                            =======     =======       ===    ========== ==========       ===     =======     =======       ===

   Electric Production
    Fuels                   116,488     123,469       (6%)
   Purchased Power           44,015      37,913       16%
   Margin                  $385,821    $370,365        4%
                            =======     =======       ===


        Electric margin increased 4 percent during 1995 compared with 1994 primarily due to higher sales combined with reduced aggregate costs per kWh for electric production fuels and purchased power. Kilowatthour sales increased 8 percent due to a much warmer summer than normal, increased sales to other utilities, a 2 percent growth in customers, and continued economic strength in the service territory. Partially offsetting these sales increases was a 2.8 percent decrease in retail electric rates effective January 1, 1995.

        A record setting heat wave resulted in WP&L setting a system peak of 2,197 megawatts on July 31, 1995. This reflects a 9.7 percent increase over the previous record system peak of 2,002 megawatts set in 1994.

        While overall kWh sales increased, the aggregate costs of electric production fuels and purchased power remained relatively unchanged. The stability of these costs reflects lower coal and transportation costs at the Company's generating units in 1995 as well as the availability of attractive purchased power opportunities in the bulk power market.

   Gas Operations
                       Revenues and Costs                 Therms Sold                     Customers at
                         (In Thousands)    % Change      (In Thousands)     % Change       End of Year        % Change
                        1995       1994                 1995       1994                 1995         1994

   Residential and     $70,382    $71,555       (2%)   126,903     119,562       6%     129,576     124,938         4%
   Firm                 39,456     41,918       (6%)    91,316      87,487       4%      15,976      15,531         3%
   Interruptible         3,708      8,777      (58%)    12,148      24,809     (51%)        257         272        (6%)
   Transport. and
    Other               25,619     29,681      (14%)   169,121     142,252      19%         284         240        18%
                       -------    -------              -------     -------              -------     -------
        Total          139,165    151,931       (8%)   399,488     374,110       7%     146,093     140,981         4%
                       =======    =======      ====     ======     =======      ===     =======     =======        ===

   Purchased Gas        84,002    100,942      (17%)
                        ------    -------

   Margin               55,163     50,989        8%
                        ======     ======      ===

         Gas margin increased 8 percent during 1995 compared with 1994 primarily as a result higher sales volumes and favorable gas procurement strategies. Therm sales increased 7 percent principally due to residential customer growth reflecting the favorable economic conditions in the Company's service territory and colder than normal weather in the
   fourth quarter, offsetting  a mild January and February.   The 8 percent
   decrease in gas revenues was the result of a pass through to customers of the lower cost of purchased gas. Under the current rate structure, future reductions in revenues resulting solely from such pass through would not be expected to have a material impact on earnings. The gas incentive program authorized by the Public Service Commission of Wisconsin ("PSCW") also resulted in additional pre-tax earnings of $750,000 in 1995.

    Operating Expenses

         The decline in operations expense principally reflects the impact of a $13.7 million charge for early retirement and severance costs in 1994. While the Company was able to achieve savings in 1995 from its continued reengineering of operations, these savings were offset somewhat by higher conservation expenses. The increase in depreciation expense in 1995 is primarily the result of property additions at the utility and higher contributions to WP&L's external nuclear decommissioning trust. Despite higher operating income in 1995, the income tax expense was unchanged due to prior years' tax adjustments resolved in 1995.

   Other Income And Deductions

         Other income and deductions in 1994 includes after-tax income of $5.3 million related to the reversal of a coal contract penalty as discussed in the "Other Events" section of the MD&A. In addition, income associated with the allowance for funds used during construction ("AFUDC") decreased in 1995 due to significantly lower construction work in progress amounts and a lower Federal Energy Regulatory Commission ("FERC") AFUDC rate.

   Interest Expense

         Interest expense increased due to the higher levels of short-term debt and higher short-term interest rates. During the second quarter of 1995, WP&L repurchased $18 million of its Series V bonds from private investors. WP&L applied revenue neutral treatment to these reacquired bonds which are anticipated to be refinanced in 1996.


   1994  COMPARED WITH 1993

   OVERVIEW

        Net income of WP&L increased to $68.2 million in 1994 compared with $60.2 million in 1993. Net income for 1994 was significantly affected by two non-recurring items. These items were the reversal of a coal contract penalty, and costs associated with early retirement and severance programs which primarily occurred in the fourth quarter. The reversal of the coal contract penalty is discussed in the "Other Events" section of the MD&A. The following break out (dollars in millions) presents the recurring aspects of 1994 and 1993 operations.

                                                   1994           1993

   Net Income, as reported                          $68.2           $60.2
   Less:  increase in net income from
    reversal of coal contract penalty                (5.3)           (-)
   Add:  decrease in net income from costs
    associated with early retirement and
    severance programs                                8.2             1.1
                                                     ----            ----
   Net Income before non-recurring items            $71.1           $61.3
                                                     ====            ====

        The increase in the "net income before non-recurring items" primarily reflects an increase in operating earnings.

   Electric Operations

                              Revenues and Cost       %              kWh Sold             %         Customers at         %
                                (In Thousands)     Change         (in Thousands)        Change      End of Year        Change
                              1994        1993                 1994           1993               1994       1993

   Residential and Farm   $194,242     $184,176      5%     2,776,895      2,751,363     1%    322,924     316,870        2%
   Industrial              140,487      132,903      6%     3,764,953      3,540,082     6%        776         714        9%
   Commercial              101,382       95,977      6%     1,688,349      1,629,911     4%     43,793      42,884        2%
   Wholesale and Class A    86,400       78,955      9%     2,574,121      2,388,131     8%         42          39        8%
   Other                     9,236       11,176    (17%)       54,518         51,073     7%      1,256       1,236        2%
                           -------      -------            ----------     ----------           -------     -------
        Total              531,747      503,187      6%    10,858,836     10,360,560     5%    368,791     361,743        2%
                           =======      =======    ====    ==========     ==========   ====    =======     =======       ===

   Electric production
    fuels                  123,469      123,919      0%
   Purchased Power          37,913       28,574     33%
                           -------      -------    ----
   Margin                 $370,365     $350,694      6%
                          ========     ========    ====

               WP&L's electric margin increased 6 percent during 1994 compared to 1993. The primary factor was a 3.8 percent retail rate increase effective October 1, 1993. Strong economic conditions in the industrial and commercial customer classes and residential customer growth contributed to higher sales. Electric production fuel costs were reasonably stable for 1994. The volume of purchased power increased as a result of WP&L's efforts to conserve coal inventories during a rail strike in the third quarter of 1994. The financial impact on WP&L's operating results was not material.


   Gas Operations

                             Revenues and Costs         %           Therms Sold            %          Customers at          %
                               (In Thousands)        Change       (In Thousands)        Change         End of Year       Change
                            1994          1993                   1994         1993                  1994        1993

   Residential and Farm     $71,555         $71,632       0%     119,562      120,005   0%-100%     124,938     120,829      3%
   Firm                      41,918          40,748       3%      87,487       87,038        1%      15,531      15,088      3%
   Interruptible              8,777          11,247     (22%)     24,809       27,872      (11%)        272         261      4%
   Transport. and Other      29,681          13,643     118%     142,252       84,877       68%         240          85    182%
                            -------         -------              -------      -------               -------     -------
        Total               151,931         137,270      11%     374,110      319,792       17%     140,981     136,263      3%
                            =======         =======     ====     =======      =======       ===     =======     =======     ===

   Purchased Gas            100,942          90,505      12%
                            -------          ------     ----

   Margin                   $50,989         $46,765       9%
                            =======          ======      ===


         Gas margin increased 9 percent in 1994 from 1993 primarily due to a
   1.4 percent retail rate increase effective October 1, 1993, and higher sales to firm service customers. The overall cost of purchased gas declined reflecting WP&L's effective use of opportunities on the gas spot market.

   Operating Expenses

         Other operation expense increase primarily due to several early retirement and severance programs offered in 1994. The increase in depreciation expense in 1995 is primarily the result of increased property additions at the utility and higher contributions to the Company's external nuclear decommissioning trust. Income taxes increased between years primarily due to higher taxable income. Partially offsetting these costs were reductions in operating costs resulting from the ongoing reengineering of processes. Maintenance expense decreased between years due to variation in the timing and extent of maintenance on generating facilities between years. Secondarily, a severe storm in the summer of 1993 increased 1993's maintenance expense related to service restoration.

   Other Income and (Deductions)

         Other income increased resulting from the reversal of a coal contract penalty which is discussed in the "Other Events" section of the MD&A.

   Interest Expense

         Interest expense decreased primarily due to the lower short-term debt interest.

   LIQUIDITY AND CAPITAL RESOURCES

         During 1995 and 1994 the Company generated sufficient cash flows from operations and short-term borrowings to cover operating expenses, cash dividends, and investment activities. In 1993, cash flows from operations covered a portion of investing activities, the remainder was generated through the issuance of common stock and long and short-term debt. Cash flows from operations increased to $196 million in 1995 compared with $187 million and $153 million in 1994 and 1993, respectively.

   Rates and Regulatory Matters

         Effective January 1, 1995, for the two-year period ended December 31, 1996, the PSCW in rate order UR-109, authorized a 2.8 percent annual decrease in electric rates, a .5 percent annual increase in gas rates and a decline in the allowed return on common equity to 11.5 percent from the previous 11.6 percent. None of these events is expected to have a material impact on earnings. Further, the PSCW approved certain incentive programs described below:

   1. The retail electric fuel adjustment mechanism, which allowed costs to fluctuate within a 3 percent band width, was eliminated. The elimination of the adjustment mechanism did not have a material effect on 1995 earnings and is not expected to materially impact 1996 results.

   2. The automatic purchased gas adjustment clause was also eliminated. The fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing
   provisions. WP&L's share is capped at $1.1 million pre-tax.   For 1995,
   WP&L earned $750,000 pre-tax under this incentive mechanism. The customers' share of this program is $1.1 million pre-tax which will be refunded to customers in April 1996. The refund has been fully reserved in the 1995 financial results. The Company uses gas commodity swaps to hedge the price risks associated with the purchase and sale of stored gas.

   3. In order to promote air quality and delivery system reliability, there are SO2 emissions and service reliability incentive clauses. Positive incentives available under these clauses include $1.5 million pre-tax for the SO2 emissions and $.5 million pre-tax for the service reliability. WP&L's earnings are also negatively exposed for equal amounts. For calendar year 1995, WP&L collected $2.0 million pre-tax in
   revenues and also deferred $2.1 million pre-tax in revenues.   WP&L plans
   to refund this amount to customers in April 1996, resulting in no material impact on 1995 revenues.

   Industry Outlook

             WP&L is subject to regulation by the PSCW and the FERC. The stated goal of the PSCW in its natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric utility restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000. The Company cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. The Company believes, however, that it is well positioned to compete in a deregulated environment. WP&L's rates to all customer classes are competitive within the state of Wisconsin and below the average in the Midwest region.


              The FERC is developing regulation which will begin to provide open access to utility transmission facilities for wholesale electric customers subject to certain approved FERC tariffs. WP&L believes its existing open access tariffs position it well to compete under such market conditions.

   Financing and Capital Structure

             The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. WP&L periodically reduces its outstanding short-term borrowings through the issuance of long-term debt and through WPL Holdings, Inc.'s additional investment in its common equity. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. The Company also anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility analysts and rating services. Commercial paper has been rated A-1+ by Standard & Poor's Corp. and P-1 by Moody's
   Investors Service.   Bank lines of credit of $70 million at December 31,
   1995, are available to support these borrowings.

             The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and gas commodity price risks. The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps was $123 million and $150 million, respectively, for the years ended December 31, 1995 and 1994. The Company uses gas commodity swaps to hedge the price risks associated with the purchase and sale of stored gas.

             The Company's capitalization at December 31, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 53 percent common equity, 6 percent preferred stock and 41 percent debt. The common equity to total capitalization ratio at December 31, 1995, increased to 53 percent from 52 percent at December 31, 1994.

             In accordance with the terms of the Merger Agreement (See "Other Events" section of the MD&A.), WPLH may not declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to cumulative preferred stock, and regular quarterly dividends on common stock may not to exceed 105 percent of the common stock dividends from the prior year.

             The retail rate order received effective January 1, 1995, requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization during the two-year period ending December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to WPLH that are in excess of the level forecasted for 1995 ($58.1 million), if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1995, WP&L's common equity ratio was 52.6 percent.

   Capital Requirements

             WP&L is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Additions to utility plant decreased in 1995 by $29.6 million and in 1994 by $25.9 million primarily due to the completion of two 86-megawatt combustion-turbine generators in 1994. Estimated capital requirements for the next five years are as follows:

                                                 Capital Requirements

                                 1996         1997       1998        1999         2000
                                                  (in millions)

    Construction expenditures
      Electric                  $81.5       $79.5      $75.3           $77.9    $72.0
      Gas, water and common      41.7        38.9       31.1            31.4     32.1
      Nuclear fuel                8.3        10.0        8.2             9.7     13.7
      Decommissioning fund       15.4        16.3       17.2            18.3     18.7
      AFUDC                       2.5         2.2        1.3             1.4      1.4
                                -----       -----      -----           -----    -----
       Total construction
         expenditures           149.4       146.9      133.1           138.7    137.9
    Changes in working
      capital and other          (8.3)        7.1      (16.3)            0.2     (6.1)
                                -----       -----      -----           -----    -----
       Total construction and
         operating capital      141.1       154.0      116.8           138.9    131.8
    Long-term debt maturities      --        55.0        8.9              --      1.9
    Manufactured gas plant
     remediation                  6.8        11.4        8.6             0.6      0.6
                               ------       -----      -----           -----    -----
       Total capital
         requirements          $147.9      $220.4     $134.3          $139.5   $134.3
                                =====       =====     ======          ======   ======

      Included in the construction expenditure estimates, in addition to the recurring additions and improvements to the distribution and transmission systems, are the following: 1) expenditures for managing and controlling electric line losses and for the electric delivery system to enhance WP&L's interconnection capability with other utilities; 2) expenditures related to upgrading computer systems to improve productivity and customer service; and 3) expenditures associated with the construction of an 86-megawatt combustion-turbine generator expected to become operational in 1996. The decommissioning expenditures represent both the amount of annual contribution to external trust funds and the income earned on the external trust funds. These amounts are recorded in depreciation expense and recovered in rates. WP&L expects to contribute $10.7 million annually to this fund.

        The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the first quarter of 1995, Kewaunee was shutdown for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degeneration. Prior to shutdown the equivalent of approximately 12 percent of the tubes in the steam generators were plugged, with no loss of capacity. When the plant was returned to service in May 1995 approximately 21 percent of the tubes were plugged.

        As a result of the need to address the repair or replacement of the steam generators, the owners of Kewaunee have been, and are continuing to, evaluate various alternatives to deal with the loss of capacity resulting from the continuing degradation of the steam generator tubes. As part of this evaluation the owners have:

      (a) submitted a request to the NRC to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes) which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service. If the request is granted, even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, the requested redefinition of the pressure boundary point should allow the plant to return to full output. Testing of three tubes removed during the 1995 refueling outage indicates structural soundness equal to the original tube strength. Management believes the request will be granted by the NRC;

      (b) requested approval from the NRC to pursue welded repair technologies to return plugged tubes to service. Although welded tube repair technologies exist, the technology is not presently approved by the NRC; and

      (c) continued to evaluate the economics of replacement of the steam generators. The replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchased power costs associated with an extended shutdown.

        The owners continue to evaluate the potential financial and regulatory implications of a change in ownership (which would likely require, as a condition precedent, authority to replace the steam
   generator) or early shutdown of Kewaunee.   WP&L believes that the best
   near term economic alternative for the owners of Kewaunee is to continue to pursue tube recovery and repair processes. WP&L will reassess its views of available alternatives based on the condition of the steam generator tubes during the fall 1996 refueling outage. On December 31, 1995, the net book value of WP&L's share of Kewaunee was $57.0 million.

        Physical decommissioning of Kewaunee is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. WP&L's share of the decommissioning costs is estimated to be $169 million in 1995 dollars, assuming the plant is operating through 2013, based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. The market value of the investments in the funds established by WP&L at December 31, 1995, totaled $73.4 million.

   Capital Resources

        One of the Company's objectives is to finance construction expenditures through internally generated funds supplemented, when required, by outside financing. With this objective in place, the Company has financed an average of 68 percent of its construction expenditures during the past five years from internal sources. However, during the next five years, the Company expects this percentage to increase primarily due to relatively stable level of construction expenditures and higher depreciation rates beginning in 1997. External financing sources such as the issuance of long-term debt, short-term borrowings and equity contributions from its parent, WPL Holdings, Inc. will be used by the Company to finance the remaining construction expenditure requirements for this period. Expectations are that approximately $60 million of long-term debt will be issued in 1996.

   NEW ACCOUNTING PRONOUNCEMENTS

            In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation Plans" which establishes standards of financial accounting and reporting for stock based compensation plans. As allowed under SFAS No. 123, WP&L will continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based compensation plans when the statement becomes effective in 1996. As a result, this statement will have no impact on the financial position or results of operations of WP&L.

            In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for evaluating the recoverability of regulatory assets. WP&L adopted this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the utility.

   INFLATION

            The impacts of inflation on WP&L are currently mitigated through current ratemaking methodologies. Although rates will be held flat until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements.

   OTHER EVENTS

   Coal Contract Penalty

            In November 1989, the PSCW concluded that WP&L did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, WP&L recorded a reserve in 1989 that had an after-tax effect of reducing 1989 net income by $4.9 million. The PSCW decision was found to represent unlawful retroactive rate-making by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court.

            In January 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's opinion, all avenues for appeal have been exhausted. As a result, WP&L reversed the entire reserve and was also allowed to collect interest on amounts of the penalty previously refunded to ratepayers. The reversal of the reserve plus interest had an after-tax affect of increasing net income in 1994 by $5.3 million.

   Merger Proposal

            WPL Holdings, Inc. ("WPLH"), IES Industries Inc. ("IES"), and Interstate Power Company ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for:
   a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger").

            The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Board of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and regulatory approvals by the second quarter of 1997. The corporate headquarters of Interstate Energy will be in Madison.

            The business of Interstate Energy will consist of utility operations and various non-utility enterprises, and it is expected that its utility subsidiaries will serve more than 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

            The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                                  PRO FORMA
                                                                  COMBINED
                                   WPLH       IES        IPC     (Unaudited)
                                                              (in thousands)

  1995 Operating revenues      $807,255    $851,010   $318,542   $1,976,807
  1995 Net income from
    continued operations        $71,618     $64,176    $25,198     $160,992
  Assets at December 31,
    1995                     $1,872,414  $1,985,591   $634,316   $4,492,321

            Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPL Holdings, Inc. declared a quarterly dividend of 49.25 cents. This represents an equivalent annual rate of $1.97 per share.

            Interstate Energy will be the parent company of Wisconsin Power and Light Company, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended ("1935 Act"). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of WPLH and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy.

            The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that WPLH, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of WPLH and IES, within a reasonable time after the effective date of the Proposed Merger.

            Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted. The Staff of the SEC has also recommended that the SEC "permit combination systems by registered holding companies if the affected states concur," and the SEC has proposed rules that would relax current restrictions on investment by registered holding companies in certain "energy related," non-utility businesses. No prediction can be made as to the outcome of these legislative and regulatory proposals.

   Union Contract

            The three year contract WP&L has with the International Brotherhood of Electrical Workers, Local 965 is in effect until June 1, 1996. The contract covers 1,601 of WP&L's employees which represents approximately 69 percent of the total employees at December 31, 1995. At this time the results of negotiations cannot be estimated.

   Environmental

             WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, could affect the siting, construction and operating costs of both present and future generating units.

            Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the Wisconsin Department of Natural Resources ("DNR") to which the permit program has been delegated. These permits must be periodically reviewed. WP&L has obtained such permits for all of its generating stations or has filed timely applications for renewals of such permits.

            Air quality regulations promulgated by the DNR in accordance with Federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WP&L currently has the necessary permits to operate its fossil-fueled generating facilities. While periodic exceedances in air emissions may occur, management promptly acts on these excursions and works with the DNR
   to resolve any permit compliance issues.   With the passage of the new
   Federal Clean Air Act Amendments, the state is required to include these provisions in its permit requirements. WP&L has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. WP&L has also completed application for Phase II permits under the Clean Air Act in compliance with the time lines identified. The state Title V operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits are expected to be issued in 1996. Until such time, the facilities will continue to operate under their existing permit conditions.

            WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WP&L has installed continuous emission monitoring systems at all of its coal fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac combustion turbine site. These requirements were also met. Additional monitoring systems for nitrogen oxides are required in 1996 at the combustion-turbine site. WP&L has installed these monitors, and will complete certification tests for the equipment by May 1996. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

            For a discussion of the Company's liability regarding environmental remediation at certain manufactured gas plant sites formerly operated by WP&L, see Note 11 of "Notes to Consolidated Financial Statements."

   Dividend Declaration

            On January 24, 1996, the Board of Directors of WPL Holdings,
   Inc. declared a quarterly dividend on common stock. The dividend is 49.25 cents per share payable February 15 to shareowners of record on February 2, 1996.


   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Wisconsin Power and Light Company:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common shareowners' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




   Milwaukee, Wisconsin,                         ARTHUR ANDERSEN LLP
   January 26, 1996

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                              Year Ended December 31,
                                                1995            1994
    Utility plant:                             (dollars in thousands)

     Plant in Service--
        Electric . . . . . . . . . . . .    $1,681,093       $1,611,351
        Gas  . . . . . . . . . . . . . .       217,678          204,514
        Water  . . . . . . . . . . . . .        22,518           22,070
        Common . . . . . . . . . . . . .       136,943          123,255
                                             ---------        ---------
                                             2,058,232        1,961,190
      Dedicated decommissioning
       funds, at market  . . . . . . . .        73,357           51,791
                                             ---------        ---------
                                             2,131,589        2,012,981

      Less-Accumulated provision for
       depreciation  . . . . . . . . . .       887,562          808,853
                                             ---------        ---------
                                             1,244,027        1,204,128
      Construction work in progress  . .        36,996           42,731
      Nuclear fuel, net  . . . . . . . .        18,867           19,396
                                             ---------        ---------
         Total utility plant . . . . . .     1,299,890        1,266,255
   Other property and equipment, net . .        22,275            9,133
   Investments . . . . . . . . . . . . .        12,488           12,228

   Current assets:

      Cash and equivalents . . . . . . .         4,671            2,234
      Net accounts receivable and
       unbilled revenue, less allowance
       for doubtful accounts of $0 and
       $209, respectively  . . . . . . .        33,971           21,689
      Coal, at average cost  . . . . . .        14,625           15,824
      Materials and supplies, at average
       cost  . . . . . . . . . . . . . .        20,611           20,835
      Gas in storage, at average cost  .         6,319            7,975
      Prepayments and other  . . . . . .        21,190           22,310
                                              --------         --------
        Total current assets . . . . . .       101,387           90,867
                                              --------         --------
   Deferred charges:
      Regulatory assets  . . . . . . . .       156,740          144,476
      Other  . . . . . . . . . . . . . .        48,385           62,165
                                              --------         --------
         Total deferred charges  . . . .       205,125          206,641
                                              --------        ---------
             Total assets  . . . . . . .    $1,641,165       $1,585,124
                                             =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                             Year Ended December 31,
                                                  1995           1994

                                                (dollars in thousands)
   Capitalization:
      Common shareowners' investment . . . .     $563,070      $544,506
      Preferred stock not mandatorily
       redeemable  . . . . . . . . . . . . .       59,963        59,963
      First mortgage bonds, net  . . . . . .      318,599       336,538
                                                  -------       -------
          Total capitalization . . . . . . .      941,632       941,007
                                                  -------       -------
   Current liabilities:
      Variable rate demand bonds . . . . . .       56,975        56,975
      Short-term debt  . . . . . . . . . . .       72,500        50,500
      Accounts payable and accruals  . . . .       82,428        67,518
      Accrued payroll and vacation . . . . .       11,011        12,624
      Accrued taxes  . . . . . . . . . . . .        7,795         7,299
      Accrued interest . . . . . . . . . . .        7,574         7,669
      Other  . . . . . . . . . . . . . . . .       22,356        12,456
                                                  -------       -------
          Total current liabilities  . . . .      260,639       215,041
                                                  -------       -------
   Other credits:

      Accumulated deferred income taxes  . .      239,812       222,373
      Accumulated deferred investment tax
       credits . . . . . . . . . . . . . . .       38,842        40,758
      Accrued environmental remediation
       costs . . . . . . . . . . . . . . . .       76,852        79,280
      Deferred credits and other . . . . . .       83,388        86,665
                                                  -------       -------
                                                  438,894       429,076
                                                  -------       -------
     Commitments and contingencies
      (Note 11)

          Total capitalization and
            liabilities  . . . . . . . . . .   $1,641,165    $1,585,124
                                                =========     =========


   The accompanying notes are an integral part of the consolidated financial statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME

                                             Year Ended December 31,
                                           1995        1994        1993
                                             (dollars in thousands)
   Operating revenues:
      Electric . . . . . . . . . . . .   $546,324   $531,747    $503,187
      Gas  . . . . . . . . . . . . . .    139,165    151,931     137,270
      Water  . . . . . . . . . . . . .      4,183      4,133       3,927
                                          -------    -------     -------
                                          689,672    687,811     644,384
                                          -------    -------     -------

   Operating expenses:
      Electric production fuels  . . .    116,488    123,469     123,919
      Purchased power  . . . . . . . .     44,015     37,913      28,574
      Purchased gas  . . . . . . . . .     84,002    100,942      90,505
      Other operation  . . . . . . . .    137,396    148,360     139,075
      Maintenance  . . . . . . . . . .     42,043     41,227      44,763
      Depreciation . . . . . . . . . .     81,164     73,194      61,197
      Taxes--
      Current federal income . . . . .     30,129     26,727      25,063
      Deferred income  . . . . . . . .     10,664     10,270       5,053
      Investment tax credit
        (restored) . . . . . . . . . .     (1,916)    (1,926)     (1,967)
      Current state income . . . . . .      7,006      6,147       6,580
      Other  . . . . . . . . . . . . .     28,335     27,100      26,145
                                          -------    -------     -------
                                          579,326    593,423     548,907
                                          -------    -------     -------
   Net operating income  . . . . . . .    110,346     94,388      95,477

   Other income and (deductions):
      Allowance for equity funds used
        during construction. . . . . .      1,425      3,009       2,977
      Other, net . . . . . . . . . . .       (238)     7,726      (2,188)
      Current income tax . . . . . . .        329     (1,480)       (519)
      Deferred income tax  . . . . . .        (52)    (2,029)       (419)
                                          -------    -------     -------
                                            1,464      7,226        (149)
                                          -------    -------     -------
   Income before interest expense  . .    111,810    101,614      95,328
                                          -------    -------     -------
   Interest expense:

      Interest on bonds  . . . . . . .     28,647     28,796      28,422
      Allowance for borrowed funds
        used during construction. . .        (663)    (1,029)     (1,053)
      Other  . . . . . . . . . . . . .      5,174      2,352       3,854
                                          -------    -------     -------
                                           33,158     30,119      31,223
                                          -------    -------     -------
   Net income  . . . . . . . . . . . .     78,652     71,495      64,105
                                          -------    -------     -------
   Preferred stock dividends . . . . .      3,310      3,310       3,928
                                          -------    -------     -------
   Net income for common stock . . . .    $75,342    $68,185     $60,177
                                           ======    =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                         1995           1994         1993
   Cash flows generated from (used
    for) operating activities:                (dollars in thousands)

   Net income  . . . . . . . . . . .     $78,652       $71,495     $64,105
     Adjustments to reconcile net
     income to net cash generated
     from operating activities:
       Depreciation  . . . . . . . .      81,164        73,194      61,197
       Deferred income taxes . . . .      10,716        12,299       5,472
       Investment tax credit
         restored  . . . . . . . . .      (1,916)       (1,926)     (1,967)
       Amortization of nuclear
         fuel  . . . . . . . . . . .       7,787         6,707       7,049
       Allowance for equity funds
         using during construction .      (1,425)       (3,009)     (2,977)
     Changes in assets and
       liabilities:
       Net accounts receivable and
         unbilled revenue  . . . . .     (12,281)       16,335       4,124
       Coal  . . . . . . . . . . . .       1,199           218       2,943
       Materials and supplies  . . .         224           884          (6)
       Gas in storage  . . . . . . .       1,656           779      (4,463)
       Prepayments and other . . . .       1,121          (634)       (383)
       Accounts payable and
         accruals  . . . . . . . . .      13,203        (4,912)        640
       Accrued taxes . . . . . . . .         496        (3,775)       (538)
       Other, net  . . . . . . . . .      15,674        19,102      18,004
                                         -------       -------     -------

         Net cash generated from
           operating activities . . .    196,270       186,757     153,200
                                         -------       -------     -------

   Cash flows generated from (used
    for) financing activities:
      Common stock cash dividends  .     (56,778)      (55,911)    (54,327)
      Retirement of first mortgage
         bonds . . . . . . . . . . .     (18,000)          ---         ---
      Issuance of preferred stock  .         ---           ---      29,986
      Redemption of preferred stock          ---           ---     (29,986)
      Preferred stock issuance
         expense . . . . . . . . . .         ---           ---      (1,083)
      Preferred stock dividends  . .      (3,310)       (3,310)     (3,928)
      Net change in short-term debt       22,000        (8,500)      8,000
      Current bond maturities and
         sinking fund requirements .         ---           ---        (100)
      Equity contribution from
         parent  . . . . . . . . . .         ---         9,649      61,399
                                         -------       -------     -------
        Net cash (used for)
         generated from  financing
         activities  . . . . . . . .     (56,088)      (58,072)      9,961
                                         -------       -------     -------
   Cash flows generated from (used
    for) investing activities:
      Additions to utility plant,
         excluding AFUDC . . . . . .     (97,938)     (123,959)   (149,333)
      Allowance for borrowed funds
         used during construction  .        (663)       (1,029)     (1,053)
      Dedicated decommissioning
         funds . . . . . . . . . . .     (21,566)       (1,988)     (9,426)
      Other, net . . . . . . . . . .     (17,578)       (5,405)      2,200
                                        --------      --------    --------
        Net cash used for investing
         activities  . . . . . . .      (137,745)     (132,381)   (157,612)
                                        --------      --------    --------

   Net increase (decrease) in cash
    and equivalents  . . . . . . . .       2,437        (3,696)      5,549
   Cash and equivalents at beginning
    of year  . . . . . . . . . . . .       2,234         5,930         381
                                           -----         -----       -----
   Cash and equivalents at end of
    year . . . . . . . . . . . . . .      $4,671        $2,234      $5,930
                                           =====         =====       =====
   Supplemental disclosures of cash
    flow information:

        Cash paid during the year
         for:
           Interest on debt  . . . .     $30,841       $30,156     $32,246
           Income taxes  . . . . . .     $37,968       $29,642     $32,465


   The accompanying notes are an integral part of the consolidated financial statements.

                       WISCONSIN POWER AND LIGHT COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                 Year Ended December 31,
                                                  1995             1994
   Common shareowners investment:                (dollars in thousands)

     Common stock, $5 par value, authorized
       - 18,000,000 shares; issued and
       outstanding - 13,236,601 shares   . .      $66,183          $66,183
     Premium on capital stock  . . . . . . .      197,423          197,423
     Capital surplus . . . . . . . . . . . .        1,747            1,747
     Reinvested earnings . . . . . . . . . .      297,717          279,153
                                                  -------          -------
       Total common shareowner's
         investment  . . . . . . . . . . . .      563,070          544,506

   Preferred stock not mandatorily
    redeemable:
      Cumulative, without par value, $100
       stated value, authorized 3,750,000
       shares, maximum aggregate stated
       value $150,000,000;

         4.50% series, 99,970 shares
          outstanding  . . . . . . . . . . .        9,997            9,997
         4.80% series, 74,912 shares
          outstanding  . . . . . . . . . .          7,491            7,491
         4.96% series, 64,979 shares
          outstanding  . . . . . . . . . . .        6,498            6,498
         4.40% series, 29,957 shares
          outstanding  . . . . . . . . . . .        2,996            2,996
         4.76% series, 29,947 shares
          outstanding  . . . . . . . . . . .        2,995            2,995
         6.20% series, 150,000 shares
          outstanding  . . . . . . . . . . .       15,000           15,000
       Cumulative, without par value, $25
         stated value, 6.50% series, 599,460
         shares outstanding  . . . . . . .         14,986           14,986
                                                  -------          -------
               Total preferred stock . . . .       59,963           59,963


   First mortgage bonds:
      Series L, 6.25%, due 1998  . . . . . .        8,899            8,899
        1984 Series A, variable rate, due
         2014 (5.25% at 12/ 31/95) . . . . .        8,500            8,500
        1988 Series A, variable rate, due
         2015 (5.15% at 12/31/95)  . . . . .       14,600           14,600
        1990 Series V, 9.3%, due 2025  . . .       32,000           50,000
        1991 Series A, variable rate, due
         2015 (6.10% at 12/31/95)  . . . . .       16,000           16,000
        1991 Series B, variable rate, due
         2005 (6.10% at 12/ 31/95) . . . . .       16,000           16,000
        1991 Series C, variable rate, due
         2000 (6.10% at 12/ 31/95) . . . . .        1,000            1,000
        1991 Series D, variable rate, due
         2000 (6.10% at 12/ 31/95) . . . . .          875              875
       1992 Series W, 8.6%, due 2027 . . . .       90,000           90,000
       1992 Series X, 7.75%, due 2004  . . .       62,000           62,000
       1992 Series Y, 7.6%, due 2005 . . . .       72,000           72,000
       1992 Series Z, 6.125%, due 1997 . . .       55,000           55,000
                                                 --------         --------
                Total first mortgage bonds .      376,874          394,874

   Less:
       Variable rate demand bonds  . . . . .      (56,975)         (56,975)
       Unamortized discount  . . . . . . . .       (1,300)          (1,361)
                                                  -------          -------
             Total first mortgage bonds, net      318,599          336,538
                                                  -------          -------
   Total capitalization  . . . . . . . . . .     $941,632         $941,007
                                                  =======          =======


   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED STATEMENTS OF
                         COMMON SHAREOWNER'S INVESTMENT

                                             Year Ended December 31,
                                         1995         1994          1993
                                               (dollars in thousands)

   Common stock:
     Balance at beginning and end
         of year . . . . . . . . . .   $66,183       $66,183       $66,183

   Premium on capital stock:
     Balance at beginning of year  .   197,423       187,774       126,374
     Equity contribution from
         parent  . . . . . . . . . .       ---         9,649        61,399
                                       -------       -------      --------
     Balance at end of year  . . . .   197,423       197,423       187,773

   Capital surplus:
     Balance at beginning and end
         of year . . . . . . . . . .     1,747         1,747         1,747

   Reinvested earnings:
     Balance at beginning of year  .   279,153       267,000       262,233
     Add - Income before preferred
         dividends . . . . . . . . .    78,652        71,494        64,105

     Deduct -
       Cash dividends on
         preferred stock . . . . . .    (3,310)       (3,310)       (3,928)
       Cash dividends to parent
         on common stock . . . . . .   (56,778)      (55,911)      (54,327)
       Preferred stock issuance
         expense . . . . . . . . . .       ---           ---        (1,083)
       Other . . . . . . . . . . . .       ---          (120)          ---
                                       -------       -------       -------
       Balance at end of year  . . .   297,717       279,153       267,000

   Total common shareowner's
    investment . . . . . . . . . . .  $563,070      $544,506      $522,703
                                      ========       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

   WISCONSIN POWER AND LIGHT COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (dollars in thousands except as otherwise indicated)

   NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

   a.      Business and Consolidation:

           Wisconsin Power and Light Company ("WP&L" or the "Company") is a subsidiary of WPL Holdings, Inc. ("WPLH").

           WP&L is a public utility predominantly engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company. Certain amounts from prior years have been reclassified to conform with the current year presentation.

   b.      Regulation:

           WP&L's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin ("PSCW") and the Illinois Commerce Commission have jurisdiction over retail rates, which represent approximately 82 percent of electric revenues plus all gas revenues. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over wholesale electric rates representing the balance of electric revenues. Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" provides that rate-regulated public utilities such as WP&L record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

   c.      Use of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will, in most cases, differ from those estimates.

   d.      Utility Plant and Other Property and Equipment:

           Utility plant and other property and equipment are recorded at original cost and cost, respectively. Utility plant costs include financing costs that are capitalized using the FERC method for allowance for funds used during construction ("AFUDC"). The AFUDC capitalization rate for 1995 was 6.68 percent. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

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

   e.      Depreciation:

           The Company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                          Electric       Gas         Water        Common
             1995           3.3%         3.7%         2.5%         7.9%
             1994           3.2%         3.7%         2.5%         7.2%
             1993           3.2%         3.7%         2.5%         7.3%

           Depreciation expense related to WP&L's share of the decommissioning of the Kewaunee Nuclear Power Plant is discussed in "Note 11 Commitments and Contingencies." WP&L has filed a depreciation rate case with the PSCW requesting higher depreciation rates, which if approved, will be effective in 1997.

           Estimated useful lives related to other property and equipment are from 3 to 12 years for equipment and 31.5 to 40 years for buildings.

   f.      Nuclear Fuel:

           Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   g.      Revenue:

           WP&L accrues utility revenues for services provided but not yet billed.

   h.      Electric Production Fuels and Purchased Gas:

      (1) Electric Production Fuels:

          Through 1994, the PSCW retail electric rates provided a range from which actual fuel costs could vary in relation to costs forecasted and used in rates. If actual fuel costs fell outside this range, a hearing could be held to determine if a rate change was necessary, and a rate increase or decrease could result.

          Beginning with WP&L's latest rate order UR-109, effective January 1, 1995, the automatic fuel adjustment clause was eliminated. In its absence, WP&L will benefit from reductions in fuel cost. Conversely, WP&L will be exposed to increases in fuel costs.

          An automatic fuel adjustment clause for the FERC wholesale portion of WP&L's electric business and South Beloit's retail rates operates to increase or decrease monthly rates based on changes in fuel costs.

      (2) Purchased Gas:

          Through 1994, WP&L's base gas cost recovery rates permitted the recovery of, or refund to, all customers for any increases or decreases in the cost of gas purchased from WP&L's suppliers through a monthly purchased gas adjustment clause.

          Beginning with UR-109, the monthly purchased gas adjustment clause was also eliminated. Thus, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WP&L's margin on gas sales. Fixed demand costs are excluded from the incentive program. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million pre-tax.

   i.     Cash and Equivalents:

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these items.

   j.     Income Taxes:

          Under the terms of an agreement with WPLH, the Company calculates its federal tax provisions and makes payments to WPLH as if it were a separate taxable entity.

          Beginning in 1993, WP&L fully provides deferred income taxes in accordance with SFAS No.109, "Accounting for Income Taxes", to reflect tax effects of reporting book and tax items in different periods. Investment tax credits are accounted for on a deferred basis and reflected in income ratably over the life of related property.

   NOTE 2.  JOINTLY OWNED UTILITY PLANTS:

     WP&L participates with other Wisconsin utilities in the construction and operation of several jointly owned utility generating plants. The chart below represents WP&L's proportionate share of such plants as reflected in the Consolidated Balance Sheets at December 31, 1995 and 1994.

                                                                     1995                              1994
                                                          Plant    Accumulated             Plant    Accumulated
                       Ownership  Inservice  Plant MW      in     Provision for             In     Provision for
                       Interest %    Date   Capacity     Service  Depreciation    CWIP    Service   Depreciation   CWIP

   Coal:
    Columbia Energy
      Center             46.2    1975 & 1978   1,023    $160,348     $79,521       $881   $159,650      $78,573   $1,484
    Edgewater Unit 4     68.2        1969        330      50,762      26,759        216     50,206       25,394      181
    Edgewater Unit 5     75.0        1985        380     229,429      68,515          0    225,336       63,324       26

   Nuclear:
    Kewaunee Nuclear
    Power Plant          41.0        1974        535     132,211      76,096        836    132,726       72,367      452
                                                        --------    --------   --------   --------      -------  -------
   Total                                                $572,750    $250,891     $1,933   $567,918     $239,658   $2,143
                                                         =======     =======    =======    =======      =======   ======

        Each of the respective joint owners finances its portion of construction costs. WP&L's share of operation and maintenance expenses is included in the Consolidated Statements of Income.

   NOTE 3.  NET ACCOUNTS RECEIVABLE:

            WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables, sales to other public utilities and billings to the co-owners of the jointly owned electric generating plants that WP&L operates.

      The contract allows WP&L to sell up to $150 million of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 5.94 percent annual rate during 1995. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 16, 1998, unless extended by mutual agreement.

            As of December 31, 1995 and 1994, the balance of sold accounts receivable that had not been collected totaled $79.5 million and $76.5 million, respectively. During 1995, the monthly proceeds from the sale of accounts receivable averaged $77.5 million, compared with $82.3 million in 1994.

            The Company does not have any significant concentrations of credit risk in the December 31, 1995 and 1994 net accounts receivable balances.

   NOTE 4.  REGULATORY ASSETS AND REGULATORY LIABILITIES:

            Certain costs and credits are deferred and amortized in accordance with authorized or expected ratemaking treatment. As of December 31, 1995 and 1994, regulatory created assets include the following:

                                                  1995          1994
    Environmental remediation costs            $81,431      $ 82,179
    Tax related (See note 6)                    47,837        43,736
    Jurisdictional plant differences             7,517         7,173
    Decontamination and decommissioning
     costs of federal enrichment
     facilities                                  6,555         7,100
    Other                                       13,400         4,288
                                               -------       -------
                                              $156,740      $144,476
                                              ========      ========


            The PSCW, in rate case UR-108, ordered the recovery of environmental remediation costs incurred be deferred and amortized over a five-year period with no recovery of the carrying costs on the unamortized balance.

            As of December 31, 1995 and 1994, WP&L had recorded regulatory related liabilities of $37,898 and $42,803, respectively. These liabilities are primarily tax related.

            In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

   NOTE 5.  EMPLOYEE BENEFIT PLANS:

   a.        Pension Plans:

            WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. WP&L's funding policy is to contribute at least the statutory minimum to a trust.

            The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The discount rate used in determining those benefit obligations was 7.25, 8.25 and 7.25 percent for 1995, 1994 and 1993, respectively. The long-term rate of return on assets used in determining those benefit obligations was 9.00, 9.00 and 9.75 percent for 1995, 1994, and 1993, respectively.

            The following table sets forth the funded status of the WP&L plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994:
                                                   1995         1994
   Accumulated benefit obligation--
     Vested benefits                            $(157,111)   $(134,829)
     Non-vested benefits                           (2,755)      (3,295)
                                                 --------     --------
          Total benefits                        $(159,866)   $(138,124)
                                                 ========     ========

   Projected benefit obligation                  (184,937)    (154,283)
   Plan assets at fair value, primarily common
     stocks and fixed income securities           202,343      178,095
                                                 --------     --------
   Plan assets in excess of projected benefit
     obligation                                    17,406       23,812
   Unrecognized net transition asset              (16,928)     (19,376)
   Unrecognized prior service cost                  4,022        5,679
   Unrecognized net loss                           24,685       14,737
                                                  -------      -------
   Pre-paid pension costs, included in other
     deferred charges                             $29,185      $24,852
                                                  =======      =======


          The net pension cost (benefit) recognized in the Consolidated Statements of Income for 1995, 1994 and 1993 included the following components:

                                           1995         1994         1993

    Service Cost                         $3,879       $5,123       $4,263
    Interest Cost on projected
      benefit obligation                 12,911       12,051       11,614
    Actual return on assets             (31,548)       1,016      (24,759)
    Amortization and deferral            15,103      (17,795)       8,430
                                       --------     --------     --------
    Net Pension cost (benefit)             $345         $395        ($452)
                                       ========     ========     ========


   b.        Postretirement Health Care and Life Insurance:

             Effective January 1, 1993, the Company prospectively adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 establishes standards of financial accounting and reporting for the Company's postretirement health care and life insurance benefits. SFAS No. 106 requires the accrual of the expected cost of such benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L has elected delayed recognition of the transition obligation and is amortizing the discounted present value of the transition obligation to expense over 20 years. The cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices.


   The following table sets forth the plans' funded status:

                                          1995        1994
   Accumulated benefit
     obligation--
       Retirees                       $(35,639)   $(29,273)
       Fully eligible
          active plan
          participants                  (6,261)     (5,998)

       Other active plan
          participants                  (8,091)     (7,675)
                                      --------    --------
            Total                      (49,991)    (42,946)

   Plan assets at fair
     value                              11,768       9,767
                                      --------    --------
   Accumulated benefit
     obligation in excess
     of plan assets                    (38,223)    (33,179)
   Unrecognized transition
     obligation                         25,003      26,474
   Unrecognized loss                     1,166      (2,570)
                                      --------     -------
   Accrued postretirement
     benefits liability               $(12,054)    $(9,275)
                                      ========     =======

        The net postretirement benefits cost recognized in the Consolidated Statements of Income for 1995, 1994 and 1993 included the following components:


                              1995         1994       1993
   Service cost             $1,495      $1,739      $1,463

   Interest cost on
    projected benefit
    obligation               3,567       3,135       3,151
   Actual return on assets  (2,051)       (253)       (696)

   Amortization of
    transition obligation    1,471       1,527       1,560
   Amortization and
    deferral                 1,313        (381)        (27)
                           -------      ------       -----
   Net postretirement
    benefits cost           $5,795      $5,767      $5,451
                            ======      ======      ======

             The postretirement benefits cost components for 1995 were calculated assuming health-care cost trend rates ranging from 11.5 percent for 1995 and decreasing to 5.0 percent by the year 2002. The health-care cost trend rate considers estimates of health care inflation, changes in utilization or delivery, technological advances, and changes in the health status of the plan participants. Increasing the health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $2.8 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $.5 million.

             The assumed discount rate used in determining the accumulated postretirement obligation was 7.25, 8.25 and 7.25 percent in 1995, 1994 and 1993, respectively. The long-term rate of return on assets was 9.00,
   9.00 and 9.50 percent in 1995, 1994 and 1993, respectively. Plan assets are primarily invested in common stock, bonds and fixed income securities. The Company's funding policy is to contribute the tax-advantaged maximum to a trust.

   c.        Other Post-employment Benefits:

             In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Post-employment Benefits." SFAS No. 112, which was effective January 1, 1994, establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The effect of adopting SFAS No. 112 was not material to the Company's financial position and results of operations.

   d.         Long-Term Equity Incentive Plan

             On January 23, 1994, the Company adopted the "WPL Holdings, Inc. Long-Term Equity Incentive Plan" (the "Plan") which permits the grant of non-qualified stock options and performance units. To date, 41,900 non-qualified stock options and equivalent performance units have been granted. The non-qualified stock options have a per-share option price of $27.50. There were no options exercised during the year nor exercisable at year-end.

   NOTE 6.  INCOME TAXES:

             The following table reconciles the statutory federal income tax rate to the effective income tax rate:

                                        1995       1994        1993
    Statutory federal income
     tax rate                           35.0 %    35.0 %      35.0 %
    State income taxes, net of
     federal benefit                     5.8       5.6         6.1
    Investment tax credits
     restored                           (1.5)     (1.7)       (2.0)
    Amortization of excess
     deferred taxes                     (1.4)     (1.5)       (1.5)
    Adjustment for prior period
     taxes                              (1.5)      1.3        (2.3)
    Other differences, net               0.3      (0.2)        0.4
                                       -----     -----       -----
    Effective income tax rate           36.7 %    38.5 %      35.7 %
                                       =====     =====       =====

             The temporary differences that resulted in accumulated deferred income tax (assets) and liabilities as of December 31, 1995 and 1994, are as follows:

                                    1995            1994

   Accelerated depreciation
    and other plant related        $226,647        $213,447
   Unamortized investment tax
    credits                         (20,762)        (21,784)
   Regulatory liability              19,202          17,553
   Other                             14,725          13,157
                                    -------         -------
                                   $239,812        $222,373
                                    =======         =======

            Changes in WP&L's deferred income taxes arising from the adoption of SFAS No. 109 represent amounts recoverable or refundable through future rates and have been recorded as net regulatory assets on the Consolidated Balance Sheets. These net regulatory assets are being recovered in rates over the estimated remaining useful lives of the assets to which they pertain.

   NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT:

            The Company maintains committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $70 million as of December 31, 1995. Information regarding short-term debt and lines of credit is as follows:


                                 1995           1994                1993

    As of end of year--
      Commercial paper
         outstanding  . .       $56,500          $50,500           $49,000
       Notes payable
         outstanding  . .       $16,000              ---           $10,000
       Discount rates on
         commercial paper    5.73%-5.95%    5.64% - 6.12%    3.24% - 3.40%
       Interest rates on
         notes payable  .    5.80%-5.83%             ---             3.34%

    For the year ended--
       Maximum month-end
         amount of short-
         term debt  . . .       $80,000          $50,500           $59,000
       Average amount of
         short-term debt
         (based on daily
         outstanding
         balances)  . . .       $48,760          $25,374           $30,423
       Average interest
         rate on short-
         term debt  . . .         5.90%            4.39%             3.29%


   NOTE  8.  DERIVATIVE FINANCIAL INSTRUMENTS

            The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and gas commodity price risks.

            The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate debt and fees associated with the sale of its accounts receivable. The notional principal amount of interest rate swaps outstanding as of December 31, 1995, was $123 million. Average variable rates are based on rates implied in the forward yield curve at the reporting date. The average pay and receive rates associated with these agreements are 5.27 percent and 5.31 percent, respectively. The swap agreements have contract maturities from one-and-a half to five years. It is not the Company's intent to terminate these contracts, however, the total cost to the Company if it were to terminate all of the agreements existing at December 31, 1995, is $.8 million. In addition, the Company entered into an interest rate forward contract related to the anticipated issuance of $60 million of long-term debt securities. At December 31, 1995, the forward contract, if settled on that date, would have required a payment by the Company of approximately $6.7 million. The financial impact of this contract, which will result in either a cash payment or cash receipt, will be deferred and recognized as an adjustment to interest expense over the life of the new bonds to effect the interest rate implicit in the forward contract.

            The Company uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. Variances between underlying commodity prices and financial contracts on these agreements are deferred and recognized as increases or decreases in the cost of gas at the time the storage gas is sold. At December 31, 1995 and 1994, the commodity swap agreements outstanding were immaterial.

   NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

            In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," all financial instruments of the Company for which the carrying amount does not approximate fair value, must be disclosed.
   At December 31, 1995, the fair value of long-term debt was $408.4 million and the carrying amount was $375.6 million. At December 31, 1994, the fair value of long-term debt was $385.1 million and the carrying amount was $393.5 million.


   NOTE 10. CAPITALIZATION:

   a.       Common Shareowner's Investment:

            A retail rate order effective January 1, 1995, requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization during the test years January 1, 1995 to December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to WPLH that are in excess of the level forecasted in the rate order ($58.1 million), if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1995, WP&L's common equity ratio was 52.6 percent.

   b.       Long-term Debt:

            Substantially all of WP&L's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt are as follows: $0 in 1996, $55 million in 1997, $8.9 million in 1998, $0 in 1999 and $1.9 million in 2000.

            On September 14, 1995, the Company received an order from the PSCW authorizing the sale of up to $60 million of long-term debt securities. The Company currently expects to make an offering of the long-term debt securities before December 31, 1996, unless the PSCW grants a request for extension. The Company intends to use the net proceeds from the sale of these securities first to repay short-term debt which was incurred in June 1995 to repurchase in private transactions $18 million aggregate principal amount of the Company's 9.30 percent first mortgage bonds, Series V, due December 1, 2025. The remainder of the net proceeds will be used to repay other short-term debt incurred by the Company to finance utility construction expenditures and for general corporate purposes.

   NOTE 11. COMMITMENTS AND CONTINGENCIES:

   a.        Coal Contract Commitments:

            To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $168 million through December 31, 2002. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $37 million in 1996, 1997, and 1998, $30 million in 1999 and $10 million in 2000.

   b.        Purchased Power and Gas:

             Under firm purchased power and gas contracts, WP&L is obligated as follows (dollars in millions):

                    Purchased Power           Purchased Gas
                  Purchase               Purchase     Dekatherms
                 Obligation      MW's   Obligation  (in millions)

    1996            $23.4     2,893         $73              94
    1997             14.1     4,212          62              82
    1998             17.7     4,041          52              69
    1999             19.8     4,050          43              54
    2000             27.7     4,796          39              52
    Thereafter      104.6    11,510         108             163


   c.        Manufactured Gas Plant Sites:

             Historically, WP&L has owned 11 properties that have been associated with the production of manufactured gas. Currently, WP&L owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WP&L initiated investigation of these manufactured gas plant sites. The Wisconsin Department of Natural Resources ("DNR") has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

             WP&L has continued its investigations and studies. WP&L confirmed that there was no contamination at two of the sites and has now received a close out letter from the DNR related to each of those sites. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In 1995, WP&L requested and received a close out letter for the third site.

             In February 1993, WP&L completed cost estimated for the environmental remediation of the eight remaining sites. The result of this analysis indicate that during the next 32 years, WP&L will expend approximately $77 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilitates. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

             The cost estimate set forth above assumes 4 percent average inflation over the period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WP&L estimates that it will incur average annual costs of $2 million to complete the planned groundwater remediation activities.

             Through 1995, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant revision to the above estimates and assumptions. With respect to rate recovery of these costs, the PSCW has approved a five-year amortization of the unamortized balance of environmental costs expended to date. Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

   d.        Spent Nuclear Fuel and Decommissioning Costs:

             Wisconsin utilities with ownership of nuclear generating plants are required by the PSCW to establish and make annual contributions to external trust funds to provide for plant decommissioning over the remaining life of the Kewaunee Nuclear Power Plant ("Kewaunee"). In July 1994, the PSCW issued a generic order covering utilities that have nuclear generation, which standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities.

             WP&L's share of the decommissioning costs of Kewaunee is estimated to be $169 million (in 1995 dollars, assuming the plant is operating through 2013) based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. The costs of decommissioning are assumed to escalate at an annual rate of 6.5 percent. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million.

             WP&L has established external trusts to custody decommissioning funds. The Company's current annual contribution is $10.7 million. This amount is fully recovered in rates. The after-tax income of the external trust funds was $2.8 million, $2.7 million and $1.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the fair value of the external trusts as of December 31, 1995 and 1994, is reported as $73.4 million and $51.8 million, respectively.

             Decommissioning costs, which include the annual contribution and earnings on the assets of the trust, are recorded as depreciation expense in the Consolidated Statements of Income with the cumulative amount included in the accumulated provision for depreciation on the Consolidated Balance Sheets. Depreciation expense related to Kewaunee totaled $13.6 million, $13.4 million and $6.1 million in 1995, 1994 and 1993, respectively. As of December 31, 1995, the total decommissioning costs included in the accumulated provision for depreciation were $73.4 million.

             Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy ("DOE") is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently there is on-site storage capacity for spent fuel through the year 2001. An investment of approximately $2.5 million could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the
   current operating license.   The following summarizes the investment at
   December 31, 1995 and 1994:

                                    1995             1994
      Original cost of
         nuclear fuel           $160,997         $155,190
      Less--Accumulated
         amortization            142,130          135,794
                                 -------          -------
      Nuclear fuel, net          $18,867          $19,396
                                 =======          =======

   e.         Nuclear Insurance:

             The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41-percent owner of Kewaunee, is subject to an overall assessment of approximately $32.5 million per incident for its ownership of this factor, not to exceed $4.1 million payable in any given year.

             Through its membership in Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $1.5 billion for loss from damage at Kewaunee. In addition, WP&L maintains outage and replacement power insurance coverage totaling $101.4 million in the event an outage exceeds 21 weeks.

   f.        Planned Capital Expenditures:

             Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   NOTE 12.  PROPOSED MERGER OF THE COMPANY:

             WPL Holdings, Inc. ("WPLH"), IES Industries Inc. ("IES"), and Interstate Power Company ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for:
   a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

   The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                                 PRO FORMA
                                                                 COMBINED
                                WPLH         IES        IPC     (Unaudited)

    1995 Operating revenues   $807,255     $851,010  $318,542   $1,976,807
    1995 Income from
      continuing operations    $71,618      $64,176   $25,198     $160,992
    Assets at December 31,
      1995                  $1,872,414   $1,985,591  $634,316   $4,492,321


             Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPLH declared a quarterly dividend of 49.25 cents per share. This represents an annual rate of $1.97 per share.

             IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. ("IES Utilities") and IES Diversified Inc. ("IES Diversified"). IES Utilities supplies electric and gas service to approximately 333,000 and 174,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 163,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

             Interstate Energy will be the parent company of WP&L, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended ("1935 Act"). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of WPLH and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy. The corporate headquarters of Interstate Energy will be in Madison.

             The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that WPLH, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of WPLH and IES, within a reasonable time after the effective date of the Proposed Merger.


   NOTE 13. SEGMENT INFORMATION:

             The following table sets forth certain information relating to the Company's consolidated operations:

                                   Year Ended  December 31,
                                1995         1994          1993
    Operation information:
      Customer revenues--
          Electric           $546,324     $531,747      $503,187
          Gas                 139,165      151,931       137,270
          Water                 4,183        4,133         3,927

      Operating income
        (loss)--
         Electric            $137,171      $121,136     $118,785
         Gas                   17,341        13,334       10,431
         Water                  1,718         1,134          990

    Investment
      information:

      Identifiable assets,
       including allocated
       common plant at
       December 31--
         Electric          $1,226,789    $1,176,670   $1,170,010
         Gas                  250,643       234,815      228,257
         Water                 20,211        18,791       17,703
      Assets not allocated    143,522       154,848      134,687

     Other information:
      Construction and
       nuclear fuel
       expenditures--
         Electric            $122,297      $103,420     $139,805
         Gas                   16,905        20,319       18,876
         Water                  2,124         2,149        1,908

       Provision for
        depreciation and
        amortization--
         Electric             $71,379       $64,695      $53,398
         Gas                    9,629         8,082        7,329
         Water                    156           417          470


   NOTE 14.  CONSOLIDATED QUARTERLY FINANCIAL DATA
                     (Unaudited):

              The summarized quarterly financial data below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of the Company, for a fair presentation of the data.

                         Operating     Operating     Net Income
                          Revenues      Income
    1995:

    March 31            $187,342        $29,879       $20,899
    June 30              149,557         16,814         8,846
    September 30         165,481         29,062        21,124
    December 31          187,292         34,591        24,473

    1994:

    March 31            $203,251        $31,684       $26,633
    June 30              150,924         15,838        11,231
    September 30         161,620         24,470        16,927
    December 31          172,016         22,396        13,394

           The Company's business is influenced by seasonal weather conditions.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by Item 10 relating to directors and nominees for election as directors at the Company's 1996 Annual Meeting of Shareowners is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners (the "1996 Proxy Statement"). The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.
   The information required by Item 10 relating to executive officers is set forth in Part I of this Annual Report on Form 10-K.

   ITEM 11.    EXECUTIVE COMPENSATION

           The information required by Item 11 is incorporated herein by reference to the information under the captions "Compensation of Executive Officers" and "Meetings and Committees of the WPL Board-Compensation of Directors" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in the 1996 Proxy Statement. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 is incorporated herein by reference to the information under the caption "Ownership of Voting Securities" in the 1996 Proxy Statement. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED REGULATORY TRANSACTIONS

           None.

                                     PART IV

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

   (a) (1)  Consolidated Financial Statements

         Included in Part II of this report:

            Report of Independent Public Accountants on Schedules

            Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

            Consolidated Balance Sheets, December 31, 1995 and 1994

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Capitalization, December 31, 1995 and
            1994

            Consolidated Statements of Common Shareowners' Investment

            Notes to Consolidated Financial Statements

   (a) (2)  Financial Statement Schedules

       For each of the years ended December 31, 1995, 1994 and 1993

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

       2A* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 10, 1995)

       3A* Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

       3B        Amendments to By-Laws of the Company

       3C        By-Laws of the Company as revised to January 24, 1996

       4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, incorporated by reference to
                 Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, September 1, 1953, October 1, 1954, March 1, 1959,
                 May 1, 1962, August 1, 1968, June 1, 1969, October 1, 1970,
                 July 1, 1971, April 1, 1974, December 1, 1975, May 1, 1976,
                 May 15, 1978, August 1, 1980, January 15, 1981, August 1,
                 1984, January 15, 1986, June 1, 1986, August 1, 1988,
                 December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992
                 (incorporated by reference to Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) incorporated by reference to File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended
                 Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended
                 Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended
                 Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 File No. 2-70534;
                 Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961;
                 Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988, Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended
                 Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's
                 Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

       10A*# Executive Tenure Compensation Plan, as revised November 1992 (incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended December 31, 1992)

       10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to the Company's Form 10-K for the year ended December 31, 1992)

       10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31, 1990)

       10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to the Company's Form 10-K for the year ended December 31,
                 1992)

       10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to the Company's Form 10-K for the year ended December 31,
                 1992)

       10D*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended December 31, 1992)

       10E*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended December 31, 1992)

       10F*# Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended December 31,
                 1994)

       10G*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

       10H*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc., and E.B. Davis, Jr.
                 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

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

       99* 1996 Proxy Statement for the Annual Meeting of Shareowners to be held April 23, 1996 [The Proxy Statement for the 1996 Annual Meeting of Shareowners will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1996 Annual Meeting of Shareowners shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

       Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the Company.

       # - A management contract or compensatory plan or arrangement.

   (b)         Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K, dated November 10, 1995, reporting (under Item 5) that its parent, WPL Holdings, Inc., had entered into an Agreeent and Plan of Merger with IES Industries Inc. and Interstate Power Company.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of March 1996.


                                  WISCONSIN POWER AND LIGHT COMPANY

                                  By:/s/ Erroll B. Davis, Jr.
                                  Erroll B. Davis, Jr.
                                  President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 1996.



   /s/ Erroll B. Davis, Jr.       President, Chief Executive Officer
   Erroll B. Davis, Jr.           and Director (principal executive officer)


   /s/ Daniel A. Doyle            Vice President-Finance, Controller
   Daniel A. Doyle                and Treasurer (principal financial and
                                  accounting officer)


   /s/ L. David Carley      Director     /s/ Milton E. Neshek      Director
   L. David Carley                       Milton E. Neshek


   /s/ Rockne G. Flowers    Director     /s/ Henry C. Prange       Director
   Rockne G. Flowers                     Henry C. Prange


   /s/ Donald R. Haldeman   Director     /s/ Judith D. Pyle        Director
   Donald R. Haldeman                    Judith D. Pyle


   /s/ Katharine C. Lyall   Director     /s/ Carol T. Toussaint    Director
   Katharine C. Lyall                    Carol T. Toussaint

   /s/ Arnold M. Nemirow    Director
   Arnold M. Nemirow

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To WISCONSIN POWER AND LIGHT COMPANY:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1995 Form 10-K of Wisconsin Power and Light Company and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






   Milwaukee, Wisconsin,                               ARTHUR ANDERSEN LLP
   January 26, 1996

                        WISCONSIN POWER AND LIGHT COMPANY
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


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

                             SCHEDULE    II

           WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            ($ In Thousands)

                                     Additions
                         Balance at  Charged to                Balance
                         beginning   costs and                at end of
    Description          of period    expenses  Deductions     period
    Year ended
     December 31, 1995:
      Allowance for
       doubtful
       accounts . . . .     $209          $0       $209  [1]        $0
                            ====        ====       ====           ====
    Year ended
     December 31, 1994:
      Allowance for
       doubtful
       accounts . . . .     $259        $150       $200  [1]      $209
                            ====        ====       ====           ====
    Year ended
     December 31, 1993:
      Allowance for
       doubtful
       accounts . . . .     $226        $114        $81  [1]      $259
                            ====        ====       ====           ====


    [1]   Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX



   Exhibit
     No.                    Description

     3B            Amendments to By-Laws of the Company

     3C            By-Laws of Company as Revised to September 20, 1995 and
                   January 24, 1996

     21            Subsidiaries of the Company

     27            Financial Data Schedule