Form 10-K405/A
period 1995-12-31
WISCONSIN POWER & LIGHT CO
filed 1996-04-29
CIK 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1995
                                       OR
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
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

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

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at January 31, 1996
   Common Stock, $5 par value                         13,326,601 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

        The undersigned Registrant hereby amends Items 10 through 12 and Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 to provide in their entirety as follows:

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS OF THE COMPANY

        It is currently expected that three directors will be elected at the Company's 1996 Annual Meeting of Shareowners. Rockne G. Flowers, Katharine C. Lyall and Henry C. Prange are currently expected to be named as nominees for such positions in the Company's proxy statement for the 1996 Annual Meeting of Shareowners. Such proxy statement will be mailed to the Company's shareowners in advance of the 1996 Annual Meeting.

        Brief biographies of the expected director nominees and continuing directors follow. These biographies include their age (as of December 31, 1995), an account of their business experience, and the names of corporations of which they are also directors, as well as other information relating to their activities. Except as otherwise indicated, each nominee and continuing director has been engaged in his or her present principal occupation for at least the past five years.

   Expected Nominees

   Rockne G. Flowers      Principal Occupation:  President and Director of
                          Nelson Industries, Inc. (a muffler, filter, industrial silencer, and active sound and vibration control technology and manufacturing firm),
                          Stoughton, Wisconsin.

                          Age:  64

                          Served as director from:  1979 to 1990 and since
                          1994

                          Annual Meeting at which expected nominated term of office would expire: 1999

   Other Information: Mr. Flowers has served as a director of the Company's parent, WPL Holdings, Inc. ("WPLH"), since 1981. He is also a director of RMT, Inc., a subsidiary of Heartland Development Corporation; Digisonix, Inc.; American Family Mutual Insurance Company; Janesville Sand and Gravel Company; M&I Madison Bank; Meriter Health Services, Inc.; Meriter Hospital; and the Wisconsin History Foundation. He is also a member of the University of Wisconsin-Madison School of Business Board of Visitors.

   Katharine C. Lyall     Principal Occupation:  President, University of
                          Wisconsin System, Madison, Wisconsin.

                          Age:  54

                          Served as director since:  1986

                          Annual Meeting at which expected nominated term of office would expire: 1999

   Other Information: Ms. Lyall has served as President of the University of Wisconsin System since 1992. Prior to becoming President, she served as Executive Vice President of the University of Wisconsin System. Ms. Lyall has been a director of WPLH from 1986 to 1990 and since 1994. She also serves on the Board of Directors of the Kemper National Insurance Companies and the Carnegie Foundation for the Advancement of Teaching.
   She is a member of a variety of professional and community organizations, including the American Economic Association; the Association of American Universities (currently serving on the Executive Committee); the Wisconsin Academy of Sciences, Arts and Letters; the American Red Cross (Dane County); Competitive Wisconsin, Inc.; and Forward Wisconsin. In addition to her administrative position, she is a professor of Economics at the University of Wisconsin-Madison.

   Henry C. Prange        Principal Occupation: Retired Chairman of the
                          Board, H. C. Prange Company (retail stores), Green
                          Bay, Wisconsin.

                          Age:  68

                          Served as director since:  1965

                          Annual Meeting at which expected nominated term of office would expire: 1999

   Other Information:  Mr. Prange has served as a director of WPLH since
   1986.


   Continuing Directors

   L. David Carley        Principal Occupation: Consultant to institutions
                          and associations in higher education and health delivery; financial advisor to small businesses.

                          Age:  67

                          Served as director from:  1975 to 1977 and since
                          1983

                          Annual Meeting at which current term of office will expire: 1998

   Other Information: Mr. Carley is a trustee of the Kennedy Presidential Library, and is Chairman of the Board of Alliance Therapies Inc., a health
   rehabilitation firm.   Mr. Carley has served as a director of WPLH from
   1986 to 1990 and since 1994.

   Erroll B. Davis, Jr.   Principal Occupation:  President and Chief
                          Executive Officer of the Company; President and
                          Chief Executive Officer of WPLH; Chairman of the
                          Board of Heartland Development Corporation.

                          Age:  51

                          Served as director since:  1984

                          Annual Meeting at which current term of office will expire: 1997

   Other Information: Mr. Davis was elected President of the Company in July 1987, and was elected to his current position with the Company in August 1988. Mr. Davis joined the Company in August 1978. Mr. Davis was elected President of WPLH in January 1990, and was elected President and Chief Executive Officer of WPLH effective July 1, 1990, and has served as a director of WPLH since 1982. Mr. Davis was elected Chairman of the Board of Heartland Development Corporation, a subsidiary of WPLH, effective July 1, 1990. He is a director of the Edison Electric Institute, the Association of Edison Illuminating Companies, Amoco Oil Company, Competitive Wisconsin, Inc., Electric Power Research Institute, PPG Industries, Inc., Sentry Insurance Company (a mutual company), and the Wisconsin Utilities Association. Mr. Davis is also a director and immediate past chair of the Wisconsin Association of Manufacturers and Commerce and a director and vice chair of Forward Wisconsin.

   Donald R. Haldeman     Principal Occupation:  Executive Vice President and
                          Chief Executive Officer, Rural Insurance Companies
                          (a mutual group), Madison, Wisconsin.

                          Age:  59

                          Served as director since:  1985

                          Annual Meeting at which current term of office will expire: 1998

   Other Information: Mr. Haldeman is a director of Competitive Wisconsin, Inc., and a member of the Board of Directors of the Natural Resources Foundation of Wisconsin, Inc. He has served as a director of WPLH from 1986 to 1990 and since 1994.

   Arnold M. Nemirow      Principal Occupation:  President and Chief
                          Executive Officer, Bowater, Inc. (a pulp and paper manufacturer), Greenville, South Carolina.

                          Age:  52

                          Served as director since:  1994

                          Annual Meeting at which current term of office will expire: 1998

   Other Information: Mr. Nemirow served as President, Chief Executive Officer and Director of Wausau Paper Mills Company, a pulp and paper manufacturer, from 1990 until joining Bowater, Inc. in September 1994. Mr. Nemirow has served as a director of WPLH since 1991. He is a member of the New York Bar.

   Milton E. Neshek       Principal Occupation:  President, Chief Executive
                          Officer and Director of the law firm of Godfrey, Neshek, Worth & Leibsle, S.C., Elkhorn, Wisconsin, and General Counsel, Assistant Secretary and
                          Manager of New Market Development, Kikkoman Foods,
                          Inc. (a food products manufacturer), Walworth, Wisconsin.

                          Age:  65

                          Served as director since:  1984

                          Annual Meeting at which current term of office will expire: 1997

   Other Information: Mr. Neshek has served as a director of WPLH since 1986. Mr. Neshek is a director of Heartland Properties, Inc. and Capital Square Financial Corporation, a subsidiary of Heartland Development Corporation. He is also a director of Kikkoman Foods, Inc.; Midwest U.S.- Japan Association; Regional Transportation Authority (for southeast Wisconsin); and Wisconsin-Chiba, Inc. Mr. Neshek was the Chairman of the Governor's Commission on University of Wisconsin System Compensation from 1991 through 1995 and is a former member of the University of Wisconsin Accountability Task Force. He is a fellow in the American College of Probate Counsel. Mr. Neshek is active in the Walworth County Bar Association, and the State Bar of Wisconsin and is a member of the Wisconsin Sesquicentennial Commission.

   Judith D. Pyle         Principal Occupation:  Vice Chair and Senior Vice
                          President of Corporate Marketing of Rayovac
                          Corporation (a battery and lighting products manufacturer), Madison, Wisconsin.

                          Age:  52

                          Served as a director since:  1994

                          Annual Meeting at which current term of office will expire: 1998

   Other Information: Ms. Pyle has served as a director of WPLH since 1992. She is also a director of Rayovac Corporation, Firstar Corporation, and Oshkosh B'Gosh. She is also a member of the Board of Visitors at the University of Wisconsin School of Business and the School of Family Resources and Consumer Sciences. Further, Ms. Pyle is a member of the Board of Directors of the United Way Foundation, Greater Madison Chamber of Commerce, Madison Art Center, and Wisconsin Taxpayers Alliance, and is a trustee of the White House Endowment Fund.

   Carol T. Toussaint     Principal Occupation:  Consultant

                          Age:  66

                          Served as director since:  1976

                          Annual Meeting at which current term of office will expire: 1997

   Other Information: Mrs. Toussaint has served as a director of WPLH from 1986 to 1990 and since 1994. She is a Senior Associate of Hayes Briscoe, a national fund development firm. She also works as an independent consultant to nonprofit organizations and operates a lecture program business. She is a member of the President's Advisory Council on the Arts of the Kennedy Center for the Performing Arts, and serves on the Board of Governors of the Madison Community Foundation and as Vice Chair of the Madison Rotary Foundation. Mrs. Toussaint also serves as a director of the Evjue Foundation, the Madison Civic Center Foundation and the Wisconsin History Foundation. At the University of Wisconsin-Madison, she serves as a director of the Research Park, the School of Business Dean's Advisory Board and the Foundation's Council on Women's Giving, and as a director of the Alumni Association and convener of its Cabinet 99 Women's Initiative.

                        EXECUTIVE OFFICERS OF THE COMPANY

        The information required by Item 10 relating to the executive officers is set forth in Part I of the Annual Report on Form 10-K.

   ITEM 11.   EXECUTIVE COMPENSATION

                            COMPENSATION OF DIRECTORS

        No fees are paid to directors who are officers of the Company and/or its parent or any of its subsidiaries (presently Mr. Davis).
   Nonmanagement directors, each of whom serve on the Boards of the Company, WPLH, and Heartland Development Corporation, receive an annual retainer of $32,800 for service on all three boards. Travel expenses are paid for each meeting day attended. All nonmanagement directors also received a 25 percent matching contribution in WPLH common stock for limited optional cash purchases, up to $10,000, of WPLH common stock through the WPLH Dividend Reinvestment and Stock Purchase Plan. Matching contributions of $2,500 each for calendar year 1995 were made for the following directors:
   L. Aspin, L. D. Carley, R. G. Flowers, D. R. Haldeman, K. C. Lyall, A. M. Nemirow, M. E. Neshek, H. C. Prange, J. D. Pyle, H. F. Scheig and C. T. Toussaint. Mr. Scheig retired as a director effective May 17, 1995. Mr. Aspin passed away on May 21, 1995.

        Director's Charitable Award Program - A Director's Charitable Award Program is maintained for the nonmanagement members of the Company's Board of Directors beginning after three years of service. The purpose of the Program is to recognize the interest of the Company and its directors in supporting worthy institutions, and enhance the Company's director benefit program so that the Company is able to continue to attract and retain directors of the highest caliber. Under the Program, when a director dies, a total of $500,000 will be donated by the Company and/or WPLH to one qualified charitable organization, or that amount will be divided among a maximum of four qualified charitable organizations, selected by the individual director. The individual director derives no financial benefit from the Program. All deductions for charitable contributions are taken by the Company and WPLH, and the donations are funded through life insurance policies on the directors. Over the life of the Program, all costs of donations and premiums on the life insurance policies, including a return of the Company's cost of funds, will be recovered through life insurance proceeds on the directors. The Program, over its life, will not result in any material cost to the Company.

        Director's Life Insurance Program - The Company maintains a split-dollar Director's Life Insurance Program for nonemployee directors, beginning after three years of service, which provides a maximum death benefit of $500,000 to each eligible director. Under the split-dollar arrangement, directors are provided a death benefit only and do not have any interest in the cash value of the policies. The Life Insurance Program is structured to pay a portion of the total death benefit to the Company to reimburse the Company for all costs of the program, including a return on its funds. The Life Insurance Program, over its life, will not result in any material cost to the Company.

                       COMPENSATION OF EXECUTIVE OFFICERS

        The following Summary Compensation Table sets forth the total compensation paid by the Company for all services rendered during 1995, 1994, and 1993 to the Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers").

                                                     SUMMARY COMPENSATION TABLE
                                                                                        Long-Term
                                                                                        Compensation
                                       Annual Compensation                              Awards
                                                                                        Securities
                                                                   Other                Underlying
   Name and                                                        Annual               Options/        All Other
   Principal Position        Year      Salary($)/1    Bonus($)     Compensation($)/2     SARs(#)/3      Compensation($)/4

   Erroll B. Davis, Jr       1995         374,913      125,496          16,688             13,100            54,131
   President and CEO         1994         374,913      128,232          13,163                  0            50,796
                             1993         374,190      115,796           8,979                  0            48,715

   William D. Harvey         1995         193,654       47,340           5,459              4,700            22,357
   Senior Vice               1994         193,654       56,080           5,203                  0            22,632
     President - WP&L        1993         168,962       42,104           4,152                  0            24,003

   Eliot G. Protsch          1995         182,000       47,520           3,951              4,700            18,362
   Senior Vice               1994         178,600       56,080           3,694                  0            17,245
     President - WP&L        1993         144,748       42,104           2,934                  0            14,122

   Anthony J. Amato          1995         148,964       40,046           4,887              3,650            17,156
   Senior Vice               1994         152,426       43,138           5,312                  0            16,970
    President - WP&L         1993         140,769       33,240           4,181                  0            17,842

   Daniel A. Doyle/5         1995         140,399       32,465           3,090              2,900            11,155
   Vice President, Finance   1994         117,212       35,583               0                  0             1,758
                             1993         113,173       14,559               0                  0             7,282

   ____________________

   1    Includes vacation days sold back to the Company.

   2 For all except Mr. Davis, amounts consist of income tax gross-ups for reverse split-dollar life insurance. For Mr. Davis, amount consists of income tax gross-ups for reverse split-dollar life insurance - $12,630 and income tax gross-ups for financial counseling benefit - $4,058.

   3 Awards made in 1995 were in combination with contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1995".

   4 All Other Compensation for 1995 consists of: matching contributions to 401(k) plan, Mr. Davis - $11,247, Mr. Harvey - $5,892 Mr. Protsch
        - $5,460, Mr. Amato -$4,469, and Mr. Doyle - $3,330; financial counseling benefit, Mr. Davis - $4,400; split dollar life insurance premiums, Mr. Davis -$24,790, Mr. Harvey - $10,546, Mr. Protsch - $8,799, Mr. Amato - $6,562, and Mr. Doyle - $3,953; reverse split dollar life insurance, Mr. Davis - $13,694, Mr. Harvey - $5,919, Mr. Protsch - $4,103, Mr. Amato -$6,125 and Mr. Doyle - $3,872. The split dollar and reverse split dollar insurance premiums are calculated using the "foregone interest" method.

   5    Mr. Doyle was appointed Vice President - Power Production on April 8,
        1996.

                            OPTION/SAR GRANTS IN 1995

   The following table sets forth certain information concerning stock options granted during 1995 to the named executive officers under the WPLH Long-Term Equity Incentive Plan:

                                                                                              Potential Realizable
                                                                                            Value at Assumed  Annual
                                                                                                 Rates of Stock
                                                                                             Appreciation for Option
                                                    Individual Grants                                Term/2


                                 Number of
                                Securities      % of Total
                                Underlying     Options/SARs
                                  Options       Granted to     Exercise or
                                  Granted      Employees in    Base Price     Expiration
              Name                 (#)/1       Fiscal Year      ($/Share)        Date          5%($)         10%($)

    Erroll B. Davis, Jr.           13,100             31%         27.50         1/3/05        226,630      574,304

    William D. Harvey               4,700             11%         27.50         1/3/05         81,310      206,048

    Eliot G. Protsch                4,700             11%         27.50         1/3/05         81,310      206,048

    Anthony J. Amato                3,650              9%         27.50         1/3/05         63,145      160,016

    Daniel A. Doyle                 2,900              7%         27.50         1/3/05         50,170      127,136

   1 Consists of non-qualified stock options to purchase shares of WPLH common stock granted pursuant to the WPLH Long-Term Equity Incentive Plan. Options were granted on January 3, 1995, and will fully vest on January 3, 1998. These options were granted with an equal number of contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1995", and have exercise prices equal to the fair market value of a share of WPLH common stock on the date of grant. Upon a "change in control" of WPLH as defined in the Long-Term Equity Incentive Plan or upon retirement, disability or death of the option holder, these options shall become immediately exercisable. Upon exercise of an option, the executive purchases all or a portion of the shares covered by the option by paying the exercise price multiplied by the number of shares as to which the option is exercised, either in cash or by surrendering shares of WPLH common stock already owned by the executive.

   2 The hypothetical potential appreciation shown for the named executives is required by rules of the Securities and Exchange Commission. The amounts shown do not represent either the historical or expected future performance of WPLH's common stock. For example, in order for the named executives to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of WPLH common stock would be $44.80 and $71.34, respectively, as of the expiration date of the options.


                      OPTION/SAR VALUES AT DECEMBER 31, 1995

   The following table provides information for the named executive officers regarding the number and value of unexercised options. No options were exercisable during 1995.

                             Number of Securities    Value of Unexercised
                            Underlying Unexercised       In-the-Money
                             Options/SARs at Year    Options/SARs at Year
                                     End                     End/1

                            Exercis-   Unexercis-   Exercis-    Unexercis-
    Name                      able        able        able         able

    Erroll B. Davis, Jr.        0        13,100         0        $40,938

    William D. Harvey           0         4.700         0        $14,688

    Eliot G. Protsch            0         4,700         0        $14,688

    Anthony J. Amato            0         3,650         0        $11,406

    Daniel A. Doyle             0         2,900         0       $  9,063


   1 Based on the closing per share price on December 29, 1995 of WPLH common stock of $30.625.

                       LONG-TERM INCENTIVE AWARDS IN 1995

   The following table provides information concerning long-term incentive awards made to the named executive officers in 1995.

                                                              ESTIMATED FUTURE PAYOUTS UNDER
                                                              NON-STOCK PRICE-BASED PLANS/2

                               NUMBER OF
                                SHARES,      PERFORMANCE OR
                               UNITS OR       OTHER PERIOD
                                 OTHER      UNTIL MATURATION
              NAME              RIGHTS         OR PAYOUT       THRESHOLD     TARGET     MAXIMUM
                                 (#)/1                            ($)          ($)        ($)

    Erroll B. Davis, Jr.        13,100           1/3/98          61,622      77,028   134,799

    William D. Harvey            4,700           1/3/98          22,109      27,636    48,363

    Eliot G. Protsch             4,700           1/3/98          22,109      27,636    48,363

    Anthony J. Amato             3,650           1/3/98          17,170      21,462    37,559

    Daniel A. Doyle              2,900           1/3/98          13,642      17,052    29,841


   1 Consists of performance units awarded under the WPLH Long-Term Equity
     Incentive Plan in combination with stock options (as described in the table entitled "Option/SAR Grants in 1995"). These performance units are entirely in the form of contingent dividends and will be paid if total shareholder return over a three year period ending January 3, 1998 equals or exceeds the median return earned by the companies in a peer group of utility holding companies, except that there will be no payment if WPLH's total return is negative over the course of such period. If payable, each participant shall receive an amount equal to the accumulated dividends paid on one share of WPLH common stock during the period of January 3, 1995 through January 2, 1998 multiplied by the number of performance units awarded to the participant, and modified by a performance multiplier which ranges from 0 to 1.75 based on the WPLH total return relative to the peer group.

   2 Assumes, for purposes of illustration only, a 2 cent per share increase in the annual dividend on shares of WPLH common stock for 1996 and 1997.


   Agreements with Executives

        WPLH, the parent of the Company, has entered into employment and severance agreements with certain executive officers of the Company, including Messrs. Davis, Harvey, Protsch, Amato, and Doyle. WPLH recognized that, in today's developing competitive marketplace within the energy industry, circumstances may arise in which a change of control of
   WPLH may occur, through acquisition or otherwise.   This potentiality may
   cause uncertainty about the continued employment of certain key executives with the Company, without regard to the competence or past contributions of the executives. WPLH recognized further that this uncertainty could result in the loss to the Company and WPLH of valuable services of one or more of the key executives, particularly during a period where these same executives may be called upon to negotiate on behalf of the shareowners. Because of the intimate knowledge of the business and the affairs of the Company which these executives possess, such loss could be to the detriment of the Company and WPLH. To provide the Company, WPLH and key executives reasonable security against changes in the relationship of the executives with the Company and WPLH in the event of a change in control, WPLH entered into the employment and severance agreements. The agreements provide that each executive officer covered by the agreements is entitled to benefits if, within five years after a change in control of WPLH (as defined in the agreements), the officer's employment is ended through (i) termination by the Company, other than by reason of death or disability or for cause (as defined in the agreements), or (ii) termination by the officer due to a breach of the agreement by WPLH or the Company or a significant change in the officer's responsibilities, or (iii) in the case of Mr Davis' agreement only, termination by Mr. Davis following the first anniversary of the change of control. The benefits provided under each agreement are: (i) a cash termination payment of one, two or three times (depending on which executive is involved) the sum of the executive officer's annual salary and his average annual bonus during the three years before the termination and (ii) continuation for up to five years of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the time of termination. The agreements also provide the foregoing benefits in connection with certain terminations which are effected in anticipation of a change of control. Each agreement provides that if any portion of the benefits under the agreement or under any other agreement for the officer would constitute an excess payment for purposes of the Internal Revenue Code, benefits will be reduced so that the officer will be entitled to receive $1 less than the maximum amount which he could receive without becoming subject to the 20% excise tax imposed by the Code on certain excess payments as defined in the Code, or which WPLH may pay without loss of deduction under the Code. The Board of Directors of WPLH has authorized that each of the foregoing agreements be amended to specifically provide that the consummation of the proposed combination involving WPLH, IES Industries Inc. and Interstate Power Company will constitute a change of control in certain cases for purposes of the agreements in the event of a termination without cause.

   Retirement and Employee Benefit Plans

        Salaried employees (including officers) of the Company are eligible to participate in the Company's Retirement Plan. All eligible persons whose compensation is reported in the foregoing Summary Compensation Table participated in the plan during 1995. Contributions to the plan are determined actuarially, computed on a single-life, annuity basis, and cannot be readily calculated as applied to any individual participant or small group of participants. For purposes of the plan, compensation means payment for services rendered, including vacation and sick pay, and is substantially equivalent to salary reported in the foregoing Summary Compensation Table. Retirement Plan benefits depend upon length of plan service (up to a maximum of 30 years), age at retirement, and amount of compensation (determined in accordance with the plan) and are reduced by up to 50 percent of Social Security benefits. Credited years of service under the plan for covered persons named in the foregoing Summary Compensation Table are as follows: Erroll B. Davis, Jr., 16 years; William D. Harvey, 8 years; Eliot G. Protsch, 16 years; A. J. (Nino) Amato, 9 years; and Daniel A. Doyle, 3 years. Assuming retirement at age 65, a Retirement Plan participant (in conjunction with the Unfunded Supplemental Retirement Plan described below) would be eligible at retirement for a maximum annual retirement benefit as follows:

                                             Retirement Plan Table

                                 Annual Benefit After Specified Years in Plan*
    Average Annual
     Compensation          5         10          15          20           25         30

          $125,000      $ 10,210    $20,421    $ 30,631    $ 40,841     $ 51,052   $ 61,262
           150,000        12,502     25,004      37,506      50,008       62,510     75,012
           200,000        17,085     34,171      51,256      68,341       85,427    102,512
           250,000        21,669     43,337      65,006      86,675      108,343    130,012
           300,000        26,252     52,504      78,756     105,008      131,260    157,512
           350,000        30,835     61,671      92,506     123,341      154,177    185,012
           400,000        35,419     70,837     106,256     141,675      177,093    212,512
           450,000        40,002     80,004     120,006     160,008      200,010    240,012
           475,000        42,294     84,587     126,881     169,175      211,468    253,762

   * Average annual compensation is based upon the average of the highest 36 consecutive months of compensation. The Retirement Plan benefits shown above are net of estimated Social Security benefits and do not reflect any deductions for other amounts. The annual retirement benefits payable are subject to certain maximum limitations (in general, $120,000 for 1995 and $120,000 for 1996) under the Internal Revenue Code. Under the Retirement Plan and a supplemental survivors income plan, if a Retirement Plan participant dies prior to retirement, the designated survivor of the participant is entitled to a monthly income benefit equal to approximately 50 percent (100 percent in the case of certain executive officers and key management employees) of the monthly retirement benefit which would have been payable to the participant under the Retirement Plan if the participant had remained employed by the Company until eligible for normal retirement.

        Unfunded Supplemental Retirement Plan - The Company maintains an Unfunded Supplemental Retirement Plan which provides funds for payment of retirement benefits above the limitations on payments from qualified pension plans in those cases where an employee's retirement benefits exceed the qualified plan limits. Additionally, the plan provides for payments of supplemental retirement benefits to employees holding the title of Vice President or higher, who have been granted additional months of service by the Board of Directors for purposes of computing retirement benefits.

        Unfunded Executive Tenure Plan - The Company maintains an Unfunded Executive Tenure Plan to provide incentive for key executives to remain in the service of the Company by providing additional compensation which is payable only if the executive remains with the Company until retirement (or other termination if approved by the Board of Directors).
   Participants in the plan must be designated by the Chief Executive Officer and approved by the Board. Mr. Davis was the only active participant in the plan as of December 31, 1995. The plan provides for monthly payments to a participant after retirement (at or after age 65, or with Board approval, prior to age 65) for 120 months. The payments will be equal to 25 percent of the participant's highest average salary for any consecutive 36-month period. If a participant dies prior to retirement or before 120 payments have been made, the participant's beneficiary will receive monthly payments equal to 50 percent of such amount for 120 months in the case of death before retirement, or if the participant dies after retirement, 50 percent of such amount for the balance of the 120 months. Annual benefits of $104,500 would be payable to Mr. Davis upon retirement, assuming he continues in the Company's service until retirement at the same salary as was in effect on December 31, 1995.

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         OWNERSHIP OF VOTING SECURITIES

        The Company has two classes of voting securities outstanding, common stock and preferred stock. WPLH owns 100 percent of the outstanding common stock of the Company. As of December 31, 1995, no shareowner beneficially owned more than five percent of any series of the Company's preferred stock. Listed in the following table are the shares of WPLH common stock owned as of March 1, 1996, by the executive officers listed in the Summary Compensation Table and all of the directors of the Company, as well as the shares owned by directors and officers as a group. No one in this group owns shares of the Company's preferred stock.

                                                       Shares
                                                    Beneficially
   Beneficial Owner                                    Owned(1)
   Executives(2)
     A. J. (Nino) Amato  . . . . . . . . . . . .      2,249  (3)
     Daniel A. Doyle . . . . . . . . . . . . . .        297
     William D. Harvey . . . . . . . . . . . . .      7,131  (3)
     Eliot G. Protsch  . . . . . . . . . . . . .      8,005  (3)

   Expected Director Nominees
     Rockne G. Flowers . . . . . . . . . . . . .      7,738
     Katharine C. Lyall  . . . . . . . . . . . .      4,688
     Henry C. Prange . . . . . . . . . . . . . .      9,496  (3)

   Continuing Directors
     L. David Carley . . . . . . . . . . . . . .      3,514
     Erroll B. Davis, Jr.  . . . . . . . . . . .     10,274  (3)(4)
     Donald R. Haldeman  . . . . . . . . . . . .      3,454
     Arnold M. Nemirow . . . . . . . . . . . . .      6,722
     Milton E. Neshek  . . . . . . . . . . . . .     10,486
     Judith D. Pyle  . . . . . . . . . . . . . .      4,519
     Carol T. Toussaint  . . . . . . . . . . . .      8,804

   All Executives and Directors as a Group
     27 people, including those listed above . .    104,409


   __________________
   (1) Total shares of WPLH common stock outstanding as of December 31, 1995 were 30,773,588. All individual executives and directors owned beneficially less than one percent of the total outstanding shares. All executives and directors as a group owned beneficially less than one percent of the total outstanding shares.
   (2)  Stock ownership of Mr. Davis is shown with continuing directors.
   (3) Included in the beneficially owned shares shown are the following indirect ownership interests with shared voting and investment powers: Mr. Harvey - 1,558; Mr. Protsch - 394; Mr. Davis - 4,602; Mr. Prange - 248; and Mr. Amato - 880.
   (4) Mr. Davis has been awarded 1.67 shares of restricted HDC common stock subject to a Restricted Stock Agreement with Heartland Development Corporation (a subsidiary of WPLH) and WPLH.

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
              K

   (a) (1)    Consolidated Financial Statements of the Company

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

   (a) (2)    Financial Statement Schedules of the Company

        For each of the years ended December 31, 1995, 1994 and 1993

        Schedule II.  Valuation and Qualifying Accounts and Reserves

        All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

   (a) (3)    Exhibits

        The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

        2A* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 10, 1995)

        3A* Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

        3B      Amendments to By-Laws of the Company

        3C      By-Laws of the Company as revised to January 24, 1996

        4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, incorporated by reference to Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952,
                September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962, August 1, 1968, June 1, 1969, October 1, 1970, July 1,
                1971, April 1, 1974, December 1, 1975, May 1, 1976, May 15,
                1978, August 1, 1980, January 15, 1981, August 1, 1984,
                January 15, 1986, June 1, 1986, August 1, 1988, December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992,
                May 1, 1992, June 1, 1992 and July 1, 1992 (incorporated by reference to Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit
                7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amended Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit
                2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended
                Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit
                2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended
                Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988;
                Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990; Amended Exhibit 4.26 in File No. 33-45726; Amended Exhibit
                4.27 in File No.33-45726; Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992; Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992; Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992; and Exhibit 4.1 to WP&L's Form 8-K dated July 20,
                1992)

        10A*# Executive Tenure Compensation Plan, as revised November 1992 (incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended December 31, 1992)

        10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to the Company's Form 10-K for the year ended December 31, 1992)

        10C*# Forms of Deferred Compensation Plans, as amended June 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31, 1990)

        10C.1*# Officer's Deferred Compensation Plan II, as adopted
                September 1992 (incorporated by reference to Exhibit 10C.1 to the Company's Form 10-K for the year ended December 31,
                1992)

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

        27      Financial Data Schedule

   _______________
   #  A management contract or compensatory plan or arrangement.


        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the Company.

   (b)  Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K, dated November 10, 1995, reporting (under Item 5) that its parent, WPL Holdings, Inc., had entered into an Agreement and Plan of Merger with IES Industries Inc. and Interstate Power Company.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WISCONSIN POWER AND LIGHT COMPANY



   Date:  April 29, 1996              By:  /s/  Edward M. Gleason
                                        Edward M. Gleason
                                        Corporate Secretary

                        WISCONSIN POWER AND LIGHT COMPANY
                                  EXHIBIT INDEX


   Exhibit
     No.           Description

   3B*    Amendments to By-Laws of the Company

   3C*    By-Laws of as revised to January 24, 1996

   21*    Subsidiaries of the Company

   27*    Financial Data Schedule

   ______________
   * Previously filed with this Annual Report on Form 10-K.