Form 10-Q
period 1996-03-31
WISCONSIN POWER & LIGHT CO
filed 1996-05-15
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
               For the quarterly period ended  March 31, 1996

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

         Common Stock Outstanding at March 31, 1996:  13,236,601 shares

                                    CONTENTS





                                                                         PAGE
   PART I.   Financial Information:

             Consolidated Financial Statements of Wisconsin Power and
              Light Co.

             Consolidated Balance Sheets as of March 31, 1996
              and 1995 and December 31, 1995 . . . . . . . . . . . . . .  2,3

             Consolidated Statements of Income for the Three and Twelve
              Months Ended March 31, 1996 and 1995 . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for the Three and
              Twelve Months Ended March 31, 1996 and 1995  . . . . . . . .  5

             Notes to Consolidated Financial Statements  . . . . . . . . .  6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 15

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 16

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 17

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                   March 31      March 31,     December 31,
                                     1996           1995          1995
                                         (Thousands of Dollars)
   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric.................  $1,674,322     $1,627,437      $1,666,134
       Gas......................     218,973        207,581         217,678
       Water....................      23,072         21,929          22,518
       Common...................     140,504        126,434         136,943
                                   ---------      ---------       ---------
                                   2,056,871      1,983,381       2,043,273

     Less: Accumulated provision
      for depreciation..........     908,603        834,837         887,562
                                   ---------      ---------       ---------
                                   1,148,268      1,148,544       1,155,711

     Construction work in
      progress..................      42,848         28,268          36,996
     Nuclear fuel, net..........      14,976         17,605          18,867
                                   ---------      ---------       ---------
    Total utility plant......      1,206,092      1,194,417       1,211,574
                                   ---------      ---------       ---------

   OTHER PROPERTY AND EQUIPMENT,
    net........................       22,600         12,585          22,275
                                   ---------      ---------       ---------
   INVESTMENTS:
     Nuclear decommissioning
      trust funds..............       82,523         63,480          73,357
     Other investments.........       12,432         12,033          12,488
                                   ---------      ---------       ---------
                                      94,955         75,513          85,845

   CURRENT ASSETS:
     Cash and equivalents......        4,744          5,620           4,671
     Accounts receivable less
      allowance for doubtful
      accounts of $0, $ 209, and
      $ 0, respectively........       20,547         27,062          33,971
     Coal, at average cost.....       12,285         12,061          14,625
     Materials and supplies, at
      average cost.............       20,826         22,914          20,611
     Gas in storage, at average
      cost.....................        1,048          1,944           6,319
     Prepayments and other.....       18,823         19,087          21,190
                                   ---------      ---------       ---------
     Total current assets....         78,273         88,688         101,387
                                   ---------      ---------       ---------
   OTHER ASSETS:

        Regulatory assets......      169,075        156,834         171,699
        Deferred charges and
          other................       48,879         51,048          48,385
                                   ---------      ---------       ---------
            Total other assets.      217,954        207,882         220,084
                                   ---------      ---------       ---------
   TOTAL ASSETS................    1,619,874      1,579,085       1,641,165
                                   =========      =========       =========

   CAPITALIZATION AND LIABILITIES

     Common stock, $5 par value,
      authorized--18,000,000
      shares; issued and
      outstanding--13,236,601
      shares...................       66,183         66,183          66,183
     Premium on capital stock
      and capital surplus......      199,170        199,170         199,170
     Reinvested earnings.......      315,052        285,718         297,717
                                   ---------      ---------       ---------
         Total common equity...      580,405        551,071         563,070


   PREFERRED STOCK WITHOUT
    MANDATORY REDEMPTION:
     Cumulative, without par
      value, authorized 3,750,000
      shares maximum aggregate
      stated value $150,000,000;
        Cumulative, without par
         value, $100 stated
         value, 449,765 shares
         outstanding..........        44,977         44,977          44,977
        Cumulative, without
         par value, $25 stated
         value, 599,460 shares
         outstanding..........        14,986         14,986          14,986
                                   ---------      ---------       ---------
        Total preferred stock.        59,963         59,963          59,963

   FIRST MORTGAGE BONDS,
    NET.......................       318,615        336,553         318,599
                                   ---------      ---------       ---------
      Total capitalization....       958,983        947,587         941,632
                                   ---------      ---------       ---------
   CURRENT LIABILITIES:
     Variable rate demand
       bonds..................        56,975         56,975          56,975
     Short-term debt..........        26,000         19,000          72,500
     Accounts payable.........        69,998         67,269          82,428
     Accrued payroll and
       vacation...............        10,477         12,201          11,011
     Accrued taxes............        20,997         20,696           7,795
     Accrued interest.........         5,202          6,114           7,574
     Other....................        29,113         14,066          22,356
                                   ---------      ---------       ---------
       Total current
        liabilities...........       218,762        196,321         260,639
                                   ---------      ---------       ---------

   OTHER LIABILITIES AND CREDITS:
     Accumulated deferred
      income taxes ...........       239,690        223,770         239,812
     Accumulated deferred
      investment tax credits..        38,364         40,279          38,842
     Accrued environmental
      remediation costs.......        76,763         79,267          76,852
     Other....................        87,312         91,861          83,388
                                   ---------      ---------       ---------
       Total other liabilities
        and credits...........       442,129        435,177         438,894
                                   ---------      ---------       ---------

   TOTAL CAPITALIZATION
    AND LIABILITIES...........     1,619,874      1,579,085       1,641,165
                                   =========      =========       =========


   The accompanying notes are an integral part of the consolidated financial statements.

               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income

                              Three Months Ended,     Twelve Months Ended,
                                   March 31,                March 31,
                               1996         1995       1996        1995
                                         (Thousands of Dollars)

   OPERATING REVENUES:
     Electric.............. $ 148,500    $ 131,151  $ 563,672  $  525,701
     Gas...................    71,741       55,207    155,703     142,061
     Water.................       993          984      4,189       4,140
                             --------      -------   --------   ---------
                              221,234      187,342    723,564     671,902

   OPERATING EXPENSES:
     Electric production
       fuels...............    28,604       29,713    115,380     120,896
     Purchased power.......    15,344        7,148     52,210      35,574
     Purchased gas.........    45,364       33,882     95,483      91,137
     Other operation.......    34,189       34,980    136,606     148,730
     Maintenance...........     8,551        9,832     40,762      41,687
     Depreciation..........    21,667       19,495     83,336      73,194
     Taxes --
       Current federal
        income.............    16,590       11,446     35,273      26,646
       Deferred income
        taxes..............       440        1,721      9,383      10,210
       Investment tax
        credit (restored)..      (478)        (479)    (1,915)     (1,924)
       Current state income     4,204        2,565      8,645       5,925
       Property, payroll &
        other..............     7,557        7,160     28,732      27,244
                             --------      -------   --------   ---------
                              182,032      157,463    603,895     579,319
                             --------      -------   --------   ---------
   OPERATING INCOME........    39,202       29,879    119,669      92,583
                             --------      -------   --------   ---------
   OTHER INCOME AND
    (DEDUCTIONS):
     Allowance for equity
      funds used during
      construction.........       530          271     1,684       2,831
     Other, net............       744           63       443       2,513
     Current income tax....      (253)          32        44       1,037
     Deferred income tax...        63            4         7      (2,127)
                             --------      -------   --------   ---------
                                1,084          370     2,178       4,254
                             --------      -------   --------   ---------
   INCOME BEFORE INTEREST
    EXPENSE................    40,286       30,249   121,847      96,837
                             --------      -------   --------   ---------
   INTEREST EXPENSE:
     Interest on bonds.....     6,754        7,809    27,592      29,431
     Allowance for borrowed
      funds used during
      construction (credit)      (248)         (90)     (821)       (930)
     Other.................     1,002          803     5,373       2,575
                             --------      -------   --------   ---------
                                7,508        8,522    32,144      31,076
                             --------      -------   --------   ---------
   NET INCOME..............    32,778       21,727    89,703      65,761
   PREFERRED STOCK
    DIVIDENDS..............       828          828     3,310       3,310
                             --------      -------   --------   ---------
   NET INCOME AFTER
    PREFERRED STOCK
    DIVIDENDS............ . $  31,950     $ 20,899  $ 86,393   $  62,451
                             ========      =======   =======    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS



                               Three Months Ended    Twelve Months Ended
                                    March 31,             March 31,
                                 1996       1995       1996       1995

                                        (Thousands of Dollars)

    Cash flows from (used
      for) operating
      activities:

      Net income  . . . . .      32,778     21,727     89,703     65,761

      Adjustments to
         reconcile net
         income to net cash
         from operating
         activities:

      Depreciation  . . . .      21,667     19,495     83,336     73,193
      Amortization of
         nuclear fuel . . .       2,169      2,208      7,748      7,090

      Deferred income tax
         and investment tax
         credit . . . . . .        (101)     1,238      7,561     10,243

      Allowance for equity
         funds used during
         construction . . .        (530)      (271)    (1,684)    (2,831)
    Changes in assets and
      liabilities:

      Net accounts
         receivable and
         unbilled revenues       13,423     (5,372)     6,514     (4,537)

      Production fuels,
         materials and
         supplies . . . . .       2,125      1,684      1,864        (30)
      Gas in storage  . . .       5,271      6,031        896        (98)

      Prepayments and other       2,367      3,224        264     (2,417)

      Accounts payable and
         accruals . . . . .     (15,337)    (6,013)     3,879      3,709

      Accrued taxes   . . .      13,202     13,398        300     (6,038)
      Other, net  . . . . .      12,874     24,180      4,268     42,644
                               --------    -------   --------   --------
         Net cash generated
         from operating
         activities . . . .      89,908     81,529    204,649    186,689
                               --------    -------   --------   --------
    Cash flows from (used
      for)  financing
      activities:

      Common stock cash
         dividends  . . . .     (14,615)   (14,334)   (57,059)   (56,219)

      Preferred stock
         dividends  . . . .        (828)      (828)    (3,310)    (3,310)

      Net change in short
         term debt  . . . .     (46,500)   (31,500)     7,000     12,000
      Retirement of first
         mortgage bonds . .       -          -        (18,000)      -

      Equity contribution
         from parent  . . .       -          -          -          6,052
                               --------    -------   --------   --------
      Net cash (used for)
         financing
         activities . . . .     (61,943)   (46,662)   (71,369)   (41,477)


    Cash flows from (used
      for) investing
      activities:

      Additions to utility
         plant, excluding
         AFUDC  . . . . . .     (22,253)   (17,089)   (99,021)  (123,286)
      Allowance for
         borrowed funds used
         during construction       (248)       (90)      (821)      (930)

      Dedicated
         decommissioning
         funds  . . . . . .      (9,166)   (11,689)   (19,043)   (11,939)

      Other, net  . . . . .       3,775     (2,613)   (15,271)    (9,518)
                               --------    -------   --------   --------
         Net cash (used for)
           investing
           activities . . .     (27,892)   (31,481)  (134,156)  (145,673)
                               --------    -------   --------   --------
    Net increase in cash and
      equivalents   . . . .          73      3,386       (876)      (461)
    Cash and equivalents at
      beginning of period         4,671      2,234      5,620      6,081
                               --------    -------   --------   --------
    Cash and equivalents at
      end of period   . . .    $  4,744   $  5,620   $  4,744   $  5,620
                                =======    =======    =======    =======

    Supplemental disclosures
      of cash flow
      information:
      Cash paid during the
         period for:

         Interest - debt  .    $  9,931   $  9,488   $ 32,284   $ 30,268

         Income taxes . . .    $  2,803   $  1,864   $ 38,907   $ 29,761




    The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by Wisconsin Power & Light (the "Company" or "WP&L"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries. The Company is a subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and twelve month periods ended March 31, 1996 and 1995, (b) the consolidated financial position at March 31, 1996 and 1995 and December 31, 1995, and (c) the consolidated statement of cash flows for the three and twelve month periods ended March 31, 1996 and 1995 have been made.

   2. In anticipation of an expected offering of $60 million of long-term debt securities in 1996, the Company entered into an interest rate forward contract in 1995. As a result of favorable cash flow during the first quarter of 1996, the Company now anticipates that it will defer its offering of long-term debt securities until 1997, and has consequently closed its interest rate forward contract position. The gain realized on closing this position will be deferred and recognized as an adjustment to interest expense over the life of the long-term debt securities expected to be issued in 1997.

   3. During the first quarter of 1996, the Financial Accounting Standards Board issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, with recognition of an increase in the recorded amount of nuclear plant, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Given the preliminary nature of the process, the Company cannot currently determine what impact, if any, this process may have on the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995:

   OVERVIEW

        The Company reported consolidated first quarter net income of $32.0 million compared to $20.9 million for the same period in 1995. Weather-driven sales growth, increased sales to other utilities, and continued customer growth contributed to higher electric and gas margins as compared with the first quarter of last year.

        Electric margin increased by $10.3 million due to increased sales and lower aggregate costs per kWh. Gas margins increased $5.1 million as a result of higher sales. In addition, operations and maintenance expenses declined during the first quarter due to lower steam plant maintenance costs.

        Partially offsetting the higher electric and gas margins was an increase in depreciation expense and income tax expense.

   Electric Operations
                          Revenues
                          and Costs           %             kWhs Sold           %          Customers at           %
                       (In Thousands)       Change        (In Thousands)      Change      End of Quarter       Change
                         1996        1995                  1996        1995                 1996        1995

   Residential
    and Farm           $55,651     $51,890       7%      833,669     769,610       8%     332,335     325,971        2%
   Industrial           34,112      31,555       8%      931,586     883,174       5%         809         776        4%
   Commercial           26,399      24,290       9%      447,966     421,040       6%      45,035      44,035        2%
   Wholesale and
    Class A             30,911      21,739      42%    1,192,342     685,138      74%          88          81        9%
   Other                 1,427       1,677    (30%)       14,680      13,247      11%       1,717       1,496       15%
                         -----     -------               -------      ------                -----     -------

        Total          148,500     131,151      13%    3,420,243   2,772,209      23%     379,984     372,359        2%
                      --------    --------             =========   =========      ===    ========     =======      ====
   Electric
    Production
    Fuels               28,604      29,713      (6%)


   Purchased
    Power               15,344       7,148     115%
                        ------       -----

   Margin             $104,552     $94,290      11%
                       =======     =======     ====


        Electric revenues increased $17.3 million, or 13 percent, as compared to the first quarter of 1995. The increase was the result of a 23 percent increase in kWh sales primarily due to colder winter weather in 1996.

        Electric margin increased $10.3 million, or 11 percent, during the first quarter of 1996 compared to the first quarter of 1995 primarily due to higher sales (as discussed above) combined with lower production fuels expense and the availability of competitively priced purchased power to supplement internal generation. The decrease in production fuel costs was the result of slightly lower coal and transportation costs.

   Gas Operations
                          Revenues
                          and Costs         %         Therms Sold         %        Customers at       %
                       (In Thousands)     Change     (In Thousands)     Change    End of Quarter    Change
                         1996      1995               1996       1995              1996      1995

   Residential and
    Farm               $39,434   $28,866      37%    65,866     54,950      20%  130,555   126,098       4%
   Firm                 21,787    15,777      38%    44,863     38,481      17%   16,198    15,689       3%
   Interruptible         1,064     1,171     (9)%     2,968      4,160    (29)%      288       237      22%
   Transport. and
    Other                9,456     9,393       1%    65,417     53,963      21%      161       153       5%
                        ------     -----             ------     ------            ------   -------
        Total           71,741    55,207      30%   179,114    151,554      18%  147,202   142,177       4%
                        ------    ------            =======    =======     ====  =======   =======      ===
   Purchased Gas        45,364    33,882      34%
                        ------    ------     ----
   Margin               26,377    21,325      24%
                        ======    ======     ====

         Gas revenues increased $16.5 million, or 30 percent, in the first quarter of 1996 as compared to 1995. The higher revenues were the result of an 18 percent rise in therm sales primarily due to colder weather in the first quarter and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $5.1 million, or 24 percent, increase in gas margin. The gas incentive program authorized by the Public Service Commission of Wisconsin also resulted in additional pre-tax savings of $1 million during the first quarter of 1996 compared with $0.3 million for the same period in 1995.

   Maintenance Expense

        The decrease in maintenance expense is primarily due to lower steam plant maintenance costs.

   Depreciation

        Depreciation expense increased as a result of increased property additions, amortization of contributions in aid of construction ( a reduction of expense) during the first quarter of 1995 and higher income on the decommissioning funds.

   Income Taxes

        Income taxes increased between first quarters consistent with higher taxable income.


   TWELVE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995:

   OVERVIEW

        The Company reported consolidated net income of $86.4 million for the twelve months ended March 31, 1996 as compared to $62.5 million for the same period in 1995. Weather-driven sales growth along with continued customer growth in the service territory contributed to increased electric and gas margins as compared with the twelve months ended March 31, 1995.

        Electric margin increased by $26.9 million , or 7 percent, from increased sales and lower costs per kWh for both electric production fuels and purchased power. Gas margins increased $9.3 million, or 18 percent, as a result of increased therm sales and reduced gas cost per therm. In addition, other operation expense decreased primarily due to higher early retirement and severance expenses during the twelve month period ended March 31, 1995.

        Partially offsetting the increases to income was a $10.1 million increase in depreciation expense resulting from higher decommissioning related expenses and property additions.

   Electric Operations
                                 Revenues
                                 and Cost              %             kWh Sold              %         Customers at          %
                              (In Thousands)        Change        (In Thousands)        Change      End of Quarter       Change
                            1996          1995                  1996         1995                   1996       1995

   Residential and
    Farm                     $203,611     $191,577        6%    3,001,882    2,759,640        9%    332,335    325,971        2%
   Industrial                 143,118      139,830        2%    3,920,932    3,781,084        4%        809        776        4%
   Commercial                 104,238      100,122        4%    1,800,332    1,681,405        7%     45,035     44,035        2%
   Wholesale and
    Class A                   106,522       85,778       24%    3,616,589    2,553,141       42%         88         81        9%
   Other                        6,183        8,394     (26)%       55,474       50,982        9%      1,717      1,496       15%
                               ------       ------                -------     --------              -------    -------
        Total                 563,672      525,701        7%   12,395,209   10,826,252       14%    379,984    372,359        2%
                             --------      -------             ==========   ==========      ====    =======    =======       ===
   Electric
    production fuels          115,380      120,896      (5)%
   Purchased Power             52,210       35,574       47%
                              -------       ------
   Margin                    $396,082     $369,231        7%
                              =======     ========      ====

        Electric revenues increased $38 million, or 7 percent, as compared to the twelve months ended March 31, 1995. The increase was the result of a 14 percent increase in kWh sales primarily due to colder winter weather in 1996, higher sales to other utilities and customer growth.

        Electric margin increased 7 percent during the twelve months ended March 31, 1996 compared to the same period in 1995 primarily due to higher sales combined with reduced costs per kWh for electric production fuels and purchased power. While the cost on a per kWh basis, including fuel expense and purchased power, declined, total purchased power expense increased by 47 percent. The increase reflects the Company's increased level of activity in the bulk power sales market as well as the opportunity to secure attractively priced energy purchases. Partially offsetting increased purchased power costs are slightly lower electric production fuel costs resulting from lower coal and transportation costs.

   Gas Operations
                              Revenues
                             and Costs              %           Therms Sold            %           Customers at         %
                           (In Thousands)        Change       (In Thousands)         Change       End of Quarter      Change
                               1996         1995                 1996         1995                   1996       1995

   Residential and
    Farm                    $80,949      $65,668      23%     137,818      114,267        21%     130,555    126,098       4%
   Firm                      45,466       37,565      21%      97,698       81,901        19%      16,198     15,689       3%
   Interruptible              3,602        7,103    (49)%      10,956       21,975      (50)%         288        237      22%
   Transport. and
    Other                    25,686       31,725    (19)%     180,575      156,852        15%         161        153       5%
                            -------      -------              -------      -------                -------    -------
        Total               155,703      142,061      10%     427,047      374,995        14%     147,202    142,177       4%
                            =======      =======              =======      =======        ===     =======    =======     ====

   Purchased Gas             95,483       91,137       5%
                            -------      -------

   Margin                   $60,220      $50,924      18%
                            =======     ========


        Gas revenues increased $13.6 million, or 10 percent, during the twelve months ended March 31, 1996 as compared to the twelve months ended March 31, 1995. The higher revenues were the result of a 14 percent rise in therm sales primarily due to colder weather in the first quarter of 1996 and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $9.3 million, or 18 percent, increase in gas margin.

        With the elimination of the purchased gas adjustment clause, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million, pre-tax. For the first quarter of 1996 the gas incentive program resulted in additional pre-tax savings of $1 million compared with $0.3 million for the same period in 1995.

   Other Operation

        Other operations expense declined by $12.1 million primarily due to higher early retirement and severance expenses during the twelve month period ended March 31, 1995, related to the Company's reengineering efforts.

   Depreciation

        Depreciation expense increased $10.1 million as a result of property additions, greater amortization of contributions in aid of construction ( a reduction of expense) in the first quarter of 1995 compared with the same period in 1996 and higher income on the decommissioning funds.

   Income Taxes

        Income taxes increased for the twelve month period ended March 31, 1996, as a result of higher taxable income.

   Other Income and Deductions

        Other income and deductions decreased $2.1 million for the twelve months ended March 31, 1996. The decrease represents a combination of a favorable court decision, affecting the period ended March 31, 1995, which allowed the Company to collect from customers amounts previously refunded associated with the administration of a coal contract and lower income in the current period associated with the allowance for equity funds used during construction.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. (Also see: Note 2 in the "Notes to Financial Statements," page 6.)

        During the three and twelve months ended March 31, 1996 and March 31, 1995, the Company generated sufficient cash flows from operations and short-term borrowings to cover operating expenses, cash dividends and investing activities. Cash flows from operations increased to $89.9 million for the three months ended March 31, 1996, compared to $81.5 million for the same period last year. For the twelve month period ended March 31, 1996, cash flows from operations increased to $204.6 million from $186.7 million during the same period in 1995.

   Financing and Capital Structure

        The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Bank lines of credit of $70 million at March 31, 1996 are available to support these borrowings.

        The Company's capitalization at March 31,1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 56 percent common equity, 6 percent preferred stock and 38 percent long-term debt.

   Capital Expenditures

        WP&L is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Construction expenditures for the three months ended March 31, 1996 were $20.9 million. The estimated construction expenditures for the remainder of 1996 are $128.5 million.

        The Company has a 41.0 percent ownership interest in the Kewaunee Nuclear Power Plant (KNPP). The operating partner of this plant is Wisconsin Public Service Corporation (WPSC). The steam generator tubes at KNPP are susceptible to corrosion and cracking phenomena seen throughout the nuclear industry. Steam Generator A is currently 24.94% effectively plugged and Steam Generator B is 17.69% effectively plugged for an average of 21.32%. The current Kewaunee safety analysis report allows an effective tube plugging limit of up to 25% average for both steam generators, not to exceed 25% in either steam generator. Analyses are currently being performed which the operating partner believes will increase the effective plugging limit to 30%. The small reduction in capacity which has resulted from this tube plugging has not had a material impact on the financial performance of the Company.

        As a result of the need to address the repair or replacement of the steam generators, the owners of KNPP have been, and are continuing to, evaluate various alternatives to deal with the degradation of the steam generator tubes. As part of this evaluation, the owners have or will take the following actions:

        (a) The Nuclear Regulatory Commission ("NRC") has been requested to redefine the pressure boundary point of the repaired steam generator tubes, which have been removed from service by plugging, in order to allow the return of many of the tubes to service; thus, permitting KNPP to return to full licensed power.

        (b) The NRC will be requested to increase the steam generator effective plugging limit from 25% to 30%.

        (c) A request will be submitted to the NRC to allow the owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service.

        (d) The partners continue to evaluate the economics of replacement of the steam generators. The replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchased power costs associated with an extended shutdown.

        WP&L believes that the best near term economic alternative for the owners of KNPP is to continue to pursue tube recovery and repair processes. WP&L will reassess its views of available alternatives based on the condition of the steam generator tubes during the fall 1996 refueling outage.

        Currently, the owners of KNPP have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996 WPSC filed an application with the Public Service Commission of Wisconsin seeking approval to replace the steam generators in 1999. WP&L believes that analysis and final action on this application will take approximately two years to complete. The joint owners continue to analyze and discuss various options related to the future of KNPP, including various ownership transfer alternatives. The net book value of WP&L's share of KNPP as of March 31, 1996 was $57 million.

   Rates and Regulatory Matters

        On April 1, 1996, the Company filed an application with the Public Service Commission of Wisconsin ("PSCW") requesting an increase in electric, natural gas and water service rates. The application requests a
   13.4 million (3.0 percent) increase in electric revenue and a $2.4 million (1.6 percent) increase in natural gas revenue to be effective for the period January 1, 1997, through December 31, 1998. An increase of $102,000 in water revenues was also requested. General inflation and increased depreciation expense associated with customer service related investments are the primary factors supporting the proposed increase in electric and gas rates. The application is based on a regulatory return on common equity of 11.9 percent and an average common equity ratio of 51.6 percent. The Company cannot currently predict the outcome of this rate proceeding.

   Industry Outlook

        The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000.

        On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued two rules ( No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new rules require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. To meet the requirement, affected utilities must file a single tariff within 60 days. The tariff must apply to all wholesale power sales and purchases over the utility's lines. In the case of power pools, public utility holding companies and bilateral coordination arrangements, the single transmission tariff must be filed by December 31, 1996. The FERC proposes that each public utility replace its soon-to-be- filed single open access tariff with a capacity reservation tariff by December 31, 1997. The Company presently has on file with the FERC a network and point to point tariff and is evaluating if a new single tariff is required to be filed within 60 days.

        The Open Access Same-Time Information System (OASIS) Rule 889 requires all public utilities to post their available transmission capacity on an Internet electronic bulletin board, providing access to all interested parties. This will ensure that transmission owners and their affiliates do not have an unfair competitive advantage in selling power.

        Rule 888 provides for the full recovery of stranded wholesale costs incurred in wholesale power contracts executed before July 11, 1994. States are given jurisdiction over the recovery of stranded retail costs. The FERC will assume this jurisdiction in cases where a state lacks the authority to become involved. Approximately 69 percent of the WP&L's annual wholesale revenues were covered by such contracts.

   NEW ACCOUNTING PRONOUNCEMENTS

             Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" imposes stricter criteria for evaluating the recoverability of regulatory assets and real estate investments. The Company adopted this standard on January 1, 1996. This statement has not had a material impact on the financial position or results of operations of the Company, which may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

   INFLATION

               The impacts of inflation on WP&L are currently mitigated
   through current rate making methodologies.   Although rates will be held
   flat until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements.

   OTHER

   Proposed Merger

            WPL Holdings, Inc. ("WPLH"), IES Industries Inc. ("IES"), and Interstate Power Co. ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

            The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

   Union Contract

            The three year contract WP&L has with the International Brotherhood of Electrical Workers, Local 965 is in effect until June 1, 1996. At the end of the first quarter, the contract covered 1,587 of WP&L's employees which represents approximately 69 percent of the total employees at WP&L. On May 1, 1996, tentative agreement was reached on a revised three year collective bargaining agreement which is subject to ratification by the union. The ratification process is expected to begin May 20. The Company cannot predict whether the contract will be ratified.

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


                                        Wisconsin Power and Light Company



   Date: May 15, 1996                   /s/ Edward M. Gleason
                                        Edward M. Gleason, Controller,
                                        Treasurer and Corporate Secretary

                                  EXHIBIT INDEX



   Exhibit
     No.        Description

     27            Financial Data Schedule