Form 10-Q
period 1996-06-30
WISCONSIN POWER & LIGHT CO
filed 1996-08-14
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
                  For the quarterly period ended  June 30, 1996

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

          Common Stock Outstanding at June 30, 1996:  13,236,601 shares

                                    CONTENTS



                                                                         PAGE
   PART I.   Financial Information:

                  Consolidated Financial Statements of Wisconsin
                   Power and Light Co.

                  Consolidated Balance Sheets as of June 30, 1996
                   and 1995 and December 31, 1995  . . . . . . . . . .    2,3

                  Consolidated Statements of Income for the Three
                   and Twelve Months Ended June 30, 1996 and 1995  . . .    4

                  Consolidated Statements of Cash Flows for the
                   Three and Twelve Months Ended June 30, 1996 and
                   1995  . . . . . . . . . . . . . . . . . . . . . . . .    5

                  Notes to Consolidated Financial Statements . . . . . .    6

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . .    7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . .   16

                  Signatures . . . . . . . . . . . . . . . . . . . . . .   17

                  Exhibit Index  . . . . . . . . . . . . . . . . . . .     18

             WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                      June 30,      June 30,      December 31,
                                        1996          1995            1995
                                              (Thousands of Dollars)

    ASSETS
    UTILITY PLANT:
      Plant in service--
       Electric.................      $1,686,564    $1,636,679      $1,666,134
       Gas......................         220,824       211,062         217,678
       Water....................          23,217        22,006          22,518
       Common...................         143,099       128,897         136,943
                                       ---------     ---------       ---------
                                       2,073,704     1,998,644       2,043,273
      Less: Accumulated provision
        for depreciation........         929,494       853,853         887,562
                                       ---------     ---------       ---------
                                       1,144,210     1,144,791       1,155,711
      Construction work in
        progress................          52,936        33,486          36,996
      Nuclear fuel, net.........          17,247        16,949          18,867
                                       ---------     ---------       ---------
        Total utility plant.....       1,214,393     1,195,226       1,211,574
                                       ---------     ---------       ---------
    OTHER PROPERTY AND
     EQUIPMENT, net.............           1,375        13,955          22,275
                                       ---------     ---------       ---------

    INVESTMENTS:
      Nuclear decommissioning
        trust funds.............          84,747        64,342          73,357
      Other investments.........          12,453        12,303          12,488
                                       ---------     ---------       ---------
                                          97,200        76,645          85,845
    CURRENT ASSETS:
      Cash and equivalents......           6,866         3,937           4,671
      Accounts receivable less
        allowance for doubtful
        accounts of $0, $ 209,
        and $ 0, respectively...          17,246        12,773          33,971
      Coal, at average cost.....          14,548        12,689          14,625
      Materials and supplies, at
        average cost............          21,304        21,041          20,611
      Gas in storage, at average
        cost....................           4,615         5,178           6,319
      Prepayments and other.....          25,657        27,155          21,190
                                       ---------     ---------       ---------
        Total current assets....          90,236        82,773         101,387
                                       ---------     ---------       ---------
    OTHER ASSETS:
        Regulatory assets.......         166,403       159,660         171,699
        Deferred charges and
          other.................          49,053        61,939          48,385
                                       ---------     ---------       ---------
           Total other assets...         215,456       221,599         220,084
                                       ---------     ---------       ---------
    TOTAL ASSETS................      $1,618,660    $1,590,198      $1,641,165
                                       =========     =========       =========

    The accompanying notes are an integral part of the consolidated financial statements.

             WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                       June 30,      June 30,     December 31,
                                         1996          1995           1995
                                              (Thousands of Dollars)

    CAPITALIZATION AND LIABILITIES
      Common stock, $5 par value,
        authorized-- 18,000,000
        shares; issued and
        outstanding--13,236,601
        shares...................     $   66,183     $   66,183     $   66,183
      Premium on capital stock
        and capital surplus......        199,169        199,169        199,170
      Reinvested earnings........        320,224        280,417        297,717
                                       ---------      ---------      ---------
          Total common equity....        585,576        545,769        563,070

    PREFERRED STOCK WITHOUT
      MANDATORY REDEMPTION:

      Cumulative, without par value,
        authorized 3,750,000 shares
        maximum aggregate stated
        value $150,000,000;
          Cumulative, without par
            value, $100 stated
            value, 449,765 shares
            outstanding...........        44,977         44,977         44,977
          Cumulative, without par
            value, $25 stated
            value, 599,460 shares
            outstanding...........        14,986         14,986         14,986
                                       ---------      ---------      ---------
           Total preferred
             stock................        59,963         59,963         59,963

    FIRST MORTGAGE BONDS, NET.....       313,630        318,569        318,599
                                       ---------      ---------      ---------

        Total capitalization......       959,169        924,301        941,632
                                       ---------      ---------      ---------
    CURRENT LIABILITIES:
      Variable rate demand
        bonds.....................        56,975         56,975         56,975
      Short-term debt.............        23,000         68,000         72,500
      Accounts payable............        62,118         59,270         82,428
      Accrued payroll and
        vacation..................        10,090         12,715         11,011
      Accrued taxes...............        14,700          8,777          7,795
      Accrued interest............         7,503          7,583          7,574
      Other.......................        32,813         16,998         22,356
                                       ---------      ---------      ---------
        Total current
          liabilities.............       207,199        230,318        260,639
                                       ---------      ---------      ---------
    OTHER LIABILITIES AND
       CREDITS:
      Accumulated deferred income
        taxes ....................       238,048        226,415        239,812
      Accumulated deferred
        investment tax credits....        37,887         39,800         38,842
      Accrued environmental
        remediation costs.........        76,611         79,044         76,852
      Other.......................        99,746         90,320         83,388
                                       ---------      ---------      ---------
        Total other liabilities
           and credits............       452,292        435,579        438,894
                                       ---------      ---------      ---------

    TOTAL CAPITALIZATION AND
        LIABILITIES..............     $1,618,660     $1,590,198     $1,641,165
                                       =========      =========      =========

    The accompanying notes are an integral part of the consolidated financial statements.

                         WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                  Consolidated Statements of Income
                                           Three Months Ended,           Twelve Months Ended,
                                                 June 30,                       June 30,
                                           1996           1995           1996           1995
                                                         (Thousands of Dollars)

    OPERATING REVENUES:
      Electric...................         $137,084       $126,093       $574,664      $526,523
      Gas........................           28,002         22,450        161,250       139,884
      Water......................            1,031          1,014          4,210         4,130
                                          --------       --------        -------      --------
                                           166,117        149,557        740,124       670,537
                                          --------       --------        -------      --------
    OPERATING EXPENSES:
      Electric production
        fuels....................           27,339         27,898        114,822       116,148
      Purchased power............           17,070         10,312         60,433        37,555
      Purchased gas..............           15,690         12,359         98,815        88,138
      Other operation............           32,185         35,743        131,581       149,534
      Maintenance................           10,940         13,216         38,486        42,516
      Depreciation...............           21,010         19,913         84,433        75,587
      Taxes --
        Current federal income...            7,498          3,053         39,718        25,885
        Deferred income taxes....            1,763          2,825          8,320        10,253
        Investment tax credit
           (restored)............             (478)          (479)        (1,914)       (1,921)
        Current state income.....            1,930            759          9,816         5,936
        Property, payroll &
            other................            7,447          7,144         29,037        27,348
                                          --------       --------        -------      --------
                                           142,394        132,743        613,547       576,979
                                          --------       --------        -------      --------
    OPERATING INCOME.............           23,723         16,814        126,577        93,558
                                          --------       --------        -------      --------

    OTHER INCOME AND (DEDUCTIONS):
      Allowance for equity funds used
        during construction......              377            451          1,611         2,601
      Other, net.................            6,472            400          6,514        (1,226)
      Current income tax.........           (5,004)          (120)        (4,840)          223
      Deferred income tax........            2,450             17          2,440          (142)
                                          --------       --------        -------      --------
                                             4,295            748          5,725         1,456
                                          --------       --------        -------      --------
    INCOME BEFORE INTEREST
       EXPENSE...................           28,018         17,562        132,302        95,014
                                          --------       --------        -------      --------
    INTEREST EXPENSE:
      Interest on bonds..........            6,741          7,256         27,077        29,545
      Allowance for borrowed funds
        used during construction
        (credit).................             (206)          (151)          (876)         (836)
      Other......................            1,117            784          5,706         2,930
                                          --------       --------        -------      --------
                                             7,652          7,889         31,907        31,639
                                          --------       --------        -------      --------
    NET INCOME...................           20,366          9,673        100,395        63,375

    PREFERRED STOCK DIVIDENDS....              828            827          3,310         3,310
                                          --------       --------        -------      --------
    NET INCOME AFTER PREFERRED
      STOCK DIVIDENDS............         $ 19,538       $  8,846       $ 97,085      $ 60,065
                                          ========       ========        =======      ========


    The accompanying notes are an integral part of the consolidated financial statements.

                                WISCONSIN POWER AND LIGHT COMPANY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            Three Months Ended         Twelve Months Ended
                                                 June 30,                    June 30,
                                            1996          1995          1996          1995
                                                        (Thousands of Dollars)

    Cash flows from (used for)
       operating activities:
      Net income......................    $  20,366      $  9,673      $100,396     $ 63,375
      Adjustments to reconcile net
        income to net cash from
        operating activities:
        Depreciation.................        20,709        19,913        84,132       75,587
        Amortization of nuclear
         fuel........................         2,160         1,196         8,712        7,362
        Gain on sale of other property
         and equipment...............        (5,676)                     (5,676)          -
        Deferred income tax and
         investment tax credit.......         1,286         2,371         6,376        8,516
        Allowance for equity funds
         used during construction....          (377)         (451)       (1,610)      (2,601)
      Changes in assets and
        liabilities:
        Net accounts receivable and
         unbilled revenues...........         3,301        14,288        (4,473)      11,505
        Production fuels, materials
         and supplies................        (2,741)        1,245        (2,122)       4,141
        Gas in storage...............        (3,567)       (3,234)          563         (568)
        Prepayments and other........        (6,834)       (8,068)        1,498       (6,707)
        Accounts payable and
          accruals...................        (5,966)        2,309        (4,396)      13,391
        Accrued taxes................        (6,297)      (11,920)        5,923       (6,284)
        Other, net...................       (15,165)      (23,650)       12,853       12,738
                                           --------      --------       -------     --------
          Net cash generated from
            operating activities.....         1,199         3,672       202,176      180,455
                                           --------      --------       -------     --------
    Cash flows from (used for)
      financing activities:

      Common stock cash
         dividends...................       (14,367)      (14,148)      (57,278)     (55,697)
      Preferred stock dividends......          (828)         (827)       (3,311)      (3,310)
      Preferred stock issuance
         expense.....................                                                   (648)
      Net change in short term
         debt........................        (3,000)       49,000       (45,000)      43,500
      Retirement of first mortgage
         bonds.......................        (5,001)      (17,999)       (5,002)     (17,999)
      Equity contribution from
         parent......................           -             -             -          1,187
                                           --------      --------       -------     --------
        Net cash from (used for)
          financing activities.......       (23,196)       16,026      (110,591)     (32,967)

    Cash flows from (used for)
      investing activities:

      Sale of other property
        and equipment................        36,264           -          36,264          -
      Additions to utility plant,
        excluding AFUDC.............        (28,710)      (19,609)     (112,203)    (124,041)
      Allowance for borrowed funds
        used during construction....           (206)         (151)         (876)        (836)
      Dedicated decommissioning
        funds.......................         (2,224)         (862)      (20,405)     (13,372)
      Other, net....................         18,995          (759)        8,564       (8,806)
                                           --------      --------       -------     --------
        Net cash from (used for)
          investing activities......         24,119       (21,381)      (88,656)    (147,055)
                                           --------      --------       -------     --------
    Net increase in cash and
      equivalents..................           2,122        (1,683)        2,929          433

    Cash and equivalents at
      beginning of period..........           4,744         5,620         3,937        3,504
                                           --------      --------       -------     --------
    Cash and equivalents at end of
      period.......................       $   6,866      $  3,937      $  6,866     $  3,937
                                           ========      ========       =======     ========

    Supplemental disclosures of cash
      flow information:

      Cash paid during the period for:
        Interest - debt............       $   4,719      $  5,352      $ 30,651     $ 36,569
        Income taxes...............       $   2,393      $  8,311      $ 32,989     $ 24,846




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

             In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and twelve month periods ended June 30, 1996 and 1995, (b) the consolidated financial position at June 30, 1996 and 1995 and December 31, 1995, and (c) the consolidated statement of cash flows for the three and twelve month periods ended June 30, 1996 and 1995 have been made.


   2. In April 1996, WP&L repurchased in a private transaction $5.0 million of its Series V first mortgage bonds, due December 1, 2025, coupon rate of 9.30%. In order to purchase these bonds, the Company issued short term debt.


   3. During the first quarter of 1996, the Financial Accounting Standards Board issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, with recognition of an increase in the recorded amount of nuclear plant, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Given the preliminary nature of the process, the Company cannot currently determine what impact, if any, this process may have on the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED June 30, 1996 VS. June 30, 1995:

   OVERVIEW

        The Company reported consolidated second quarter net income of $20.4 million compared to $9.7 million for the same period in 1995. During the second quarter a $3.4 million after-tax gain was recognized on the sale of a combustion turbine. Weather-driven natural gas sales growth, increased electric sales to other utilities, and continued customer growth contributed to higher margins as compared with the second quarter of last year.

        Electric margin increased by $5.4 million due to increased sales and lower aggregate costs per kWh. Gas margin increased $2.2 million due to a change in the mix of sales from lower margin to higher margin customer classes. Operations and maintenance declined during the second quarter due primarily to the timing of nuclear plant refueling.

        Partially offsetting the gain on the combustion turbine and the higher electric and gas margins was an increase in depreciation expense and income tax expense.

   Electric Operations
                               Revenues
                               and Costs            %              kWhs Sold            %          Customers at         %
                            (In Thousands)       Change         (In Thousands)        Change      End of Quarter      Change
                             1996       1995                    1996        1995                 1996       1995

   Residential and
    Farm                  $43,776    $43,247        1%       633,695     622,251         2%   334,035    327,319         2%

   Industrial              36,450     36,080        1%     1,003,872     991,595         1%       810        778         4%

   Commercial              24,519     24,168        1%       421,098     412,304         2%    45,300     44,227         2%

   Wholesale and Class
    A                      31,367     20,319       54%     1,290,219     628,782       105%        92         83        11%

   Other                      972      2,279      (30%)       15,591      14,856         5%     1,742      1,497        16%
                          -------    -------               ---------   ---------              -------    -------

        Total             137,084    126,093        9%     3,364,475   2,669,788        26%   381,979    373,904         2%
                          -------    -------               =========   =========        ===   =======    =======        ===

   Electric Production
    Fuels                  27,339     27,898       (6%)

   Purchased Power         16,429     10,324       66%
                           ------   --------
   Margin                 $93,316    $87,961        5%
                          =======   ========       ===



        Electric revenues increased $11.0 million, or 9 percent, as compared to the second quarter of 1995. The increase was the result of a 26 percent increase in kWh sales primarily due to increased bulk power sales during the second quarter 1996.

        Electric margin increased $5.4 million, or 6 percent, during the second quarter of 1996 compared to the second quarter of 1995 primarily due to higher sales (as discussed above). Aggregate costs of production fuels and purchased power increased as a result of a 26 percent increase in kWh sales. Because of this increase in sales and the availability of competitively priced off-system power, purchased power increased 66 percent.

                                      Gas Operations

                                Revenues
                                and Costs           %          Therms Sold          %        Customers at         %
                             (In Thousands)       Change      (In Thousands)     Change     End of Quarter      Change
                             1996       1995                 1996       1995                1996       1995

   Residential and Farm    $14,703   $10,697        37%    23,245     18,843       23%   131,093   126,581        4%

   Firm                      7,855     5,839        35%    15,493     13,419       15%    16,160    15,733        3%

   Interruptible               611       606         1%     1,659      1,942      -15%       258       236        9%

   Transport. and  Other     4,833     5,308        -9%    34,342     40,188      -15%       266       243        9%
                            ------    ------               ------     ------             -------   -------

        Total               28,002    22,450        25%    74,739     74,392        0%   147,777   142,793        3%
                            ------    ------               ======     ======       ===   =======   =======       ===

   Purchased Gas            15,690    12,359        27%
                            ------    ------        ---

   Margin                   12,312    10,091        22%
                            ======    ======        ===



     Gas revenues increased $5.6 million, or 25 percent, in the second quarter of 1996 as compared to 1995. The increased revenues were the result of higher commodity costs passed on to customers and a change in the sales mix while total therm sales remained relatively unchanged, the mix of these sales indicates a decline of 15 percent in transportation and interruptible sales with a corresponding increase of 23 percent and 15 percent in higher margin residential and firm sales, respectively. The gas incentive program authorized by the Public Service Commission of Wisconsin also resulted in a loss of $0.1 million pre-tax during the second quarter of 1996 compared with additional savings of $0.3 million pre-tax for the same period in 1995.

   Other Operation and Maintenance

    Other operation and maintenance expense decreased $5.8 million primarily due to the conversion of the Kewaunee Nuclear Plant ("Kewaunee") from a twelve to eighteenth month fuel cycle. Refueling which used to occur in the second quarter will take place in the fourth quarter of 1996.

   Depreciation

    Depreciation expense increased $1.1 million as a result of property additions.

   Income Taxes

    Income taxes increased between second quarters consistent with higher taxable income.

   Other Income and Deductions

    Other income and deductions increased $3.5 million for the quarter ended June 30, 1996 compared with the same period in 1995. The increase is primarily a result of the recognition of a $3.4 million after-tax gain on the sale of a combustion turbine during the second quarter of 1996.



   TWELVE MONTHS ENDED June 30, 1996 VS. June 30, 1995:

   OVERVIEW

    The Company reported consolidated net income of $100.4 million for the twelve months ended June 30, 1996 as compared to $63.4 million for the same period in 1995. Weather-driven sales growth along with continued customer growth in the service territory contributed to increased electric and gas margins as compared with the twelve months ended June 30, 1995. In addition a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the second quarter of 1996.

    Electric margin increased by $26.6 million, or 7 percent, from increased sales and lower costs per kWh for both electric production fuels and purchased power. Gas margins increased $10.7 million, or 21 percent, as a result of increased therm sales. In addition, other operation expense decreased primarily due to higher early retirement and severance expenses during the twelve month period ended June 30, 1995 and a shift in the refueling cycle at Kewaunee from the second quarter to the fourth quarter of 1996.

    Partially offsetting the increases to income was a $8.8 million increase in depreciation expense primarily resulting from property additions.

   Electric Operations
                                Revenues
                                and Cost           %            kWh Sold             %           Customers at          %
                             (In Thousands)      Change      (In Thousands)        Change       End of Quarter      Change
                            1996        1995                1996         1995                  1996        1995

   Residential and
    Farm                $204,141     $192,023      6%   3,013,326    2,779,130        9%     334,035     327,319       2%

   Industrial            143,488      140,133      2%   3,933,209    3,816,898        3%         810         778       4%

   Commercial            104,590      100,234      4%   1,809,125    1,700,213        6%      45,300      44,227       2%

   Wholesale and Class
    A                    117,570       85,219     38%   4,278,026    2,575,668       66%          92          83      11%

   Other                   4,875        8,914    (45)%     56,209       53,636        5%       1,742       1,497      16%
                         -------      -------          ----------   ----------               -------     -------

        Total            574,664      526,523      7%  13,089,895   10,925,545       20%     381,979     373,904       2%
                         -------      -------          ==========   ==========      ===      =======     =======     ===
   Electric
    production fuels     114,820      116,148     (1)%

   Purchased Power        58,406       37,368      61%
                         -------      -------

   Margin               $401,438     $373,007      7%
                         =======      =======    ===



    Electric revenues increased $48.1 million, or 7 percent, as compared to the twelve months ended June 30, 1995. The increase was the result of a 20 percent increase in kWh sales primarily due to a much warmer summer in 1995, colder winter weather in 1996, higher sales to other utilities and customer growth.

    Electric margin increased 8 percent during the twelve months ended June 30, 1996 compared to the same period in 1995 primarily due to higher sales combined with reduced costs per kWh for electric production fuels and purchased power. Although total fuel and purchased power costs declined on a per kWh basis, total purchased power expense increased by 61 percent. This increase is due to the Company's higher level of bulk power sales as well as the opportunity to purchase low cost energy. Partially offsetting increased purchased power costs are slightly lower delivered coal and nuclear fuel costs.

   Gas Operations

                           Revenues                       Therms Sold
                           and Costs           %         (In Thousands)          %          Customers at        %
                        (In Thousands)      Change                            Change       End of Quarter     Change
                        1996       1995                 1996        1995                  1996        1995

   Residential and
    Farm              $84,954    $66,029       29%   142,221      114,956        24%    131,093    126,581      4%

   Firm                47,481     37,474       27%    99,772       82,297        21%     16,160     15,733      3%

   Interruptible        3,607      6,246      (42)%   10,673       19,148       (44)%       258        236      9%

   Transport. and                                                                           266        243
    Other              25,208     30,135      (16)%  174,725      159,560        10%                            9%
                      -------    -------             -------      -------               -------    -------
        Total         161,250    139,884       15%   427,391      375,961        14%    147,777    142,793      3%
                      =======    =======             =======      =======       ===     =======    =======    ===

   Purchased Gas       98,815     88,138       12%
                      -------    -------

   Margin             $62,435    $51,746       21%
                      =======    =======      ===


     Gas revenues increased $21.4 million, or 15 percent, during the twelve months ended June 30, 1996 as compared to the twelve months ended June 30, 1995. The higher revenues were the result of a 14 percent rise in therm sales primarily due to colder weather and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $10.7 million, or 21 percent, increase in gas margin.

     With the elimination of the purchased gas adjustment clause effective January 1, 1995, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million, pre-tax. For the twelve months ended June 1996 the gas incentive program resulted in additional savings of $1.0 million pre-tax.

   Other Operation and Maintenance

     Other operation and maintenance expense declined by $22.0 million primarily due to higher early retirement and severance expenses during the twelve month period ended June 30, 1995, related to the Company's reengineering efforts. In addition, refueling costs at Kewaunee which occurred during the twelve month period ended June 30, 1995 are not expected to occur until the fourth quarter of 1996.


   Depreciation

     Depreciation expense increased $8.8 million as a result of property additions and greater amortization of contributions in aid of construction ( a reduction of expense) in the second quarter of 1995 compared with the same period in 1996.


   Income Taxes

     Income taxes increased for the twelve month period ended June 30, 1996, as a result of higher taxable income.

   Other Income and Deductions

     Other income and deductions increased $4.3 million for the twelve months ended June 30, 1996 primarily as a result of the recognition of a $3.4 million after-tax gain on the sale of a combustion turbine during the second quarter of 1996.


   LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, and when required, by outside financing. (Also see: Note 2 in the "Notes to Financial Statements," page 6.)

     During the three and twelve months ended June 30, 1996 and June 30, 1995, the Company generated sufficient cash flows from operations, the sale of other property and equipment and short-term borrowings to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $1.2 million for the three months ended
   June 30, 1996, compared to $3.7 million for the same period last year. For the twelve month period ended June 30, 1996, cash flows from operations increased to $202.2 million from $180.5 million during the same period in 1995. During the second quarter of 1996, the Company received $36.3 million from the sale of a combustion turbine.

   Financing and Capital Structure

     The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Bank lines of credit of $70 million at June 30, 1996 are available to support these borrowings.

     The Company's capitalization at June 30, 1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 56 percent common equity, 6 percent preferred stock and 38 percent long-term debt.



   Capital Expenditures

     WP&L is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Construction expenditures for the three months ended June 30, 1996 were $29.3 million. The estimated construction expenditures for the remainder of 1996 are $99.2 million.

     The Company has a 41.0 percent ownership interest in Kewaunee. The operating partner of this plant is Wisconsin Public Service Corporation
   (WPSC). The steam generator tubes at Kewaunee are susceptible to corrosion and cracking phenomena seen throughout the nuclear industry. Steam Generator A is currently 24.94% effectively plugged and Steam Generator B is 17.69% effectively plugged for an average of 21.32%. The current Kewaunee safety analysis report allows an effective tube plugging limit of up to 25% average for both steam generators, not to exceed 25% in either steam generator. Analyses are currently being performed which the operating partner believes will increase the effective plugging limit to 30%. The small reduction in capacity which has resulted from this tube plugging has not had a material impact on the financial performance of the Company.

     As a result of the need to address the repair or replacement of the steam generators, the owners of Kewaunee have been evaluating, and are continuing to evaluate, various alternatives to deal with the degradation of the steam generator tubes. As part of this evaluation, the owners have or will take the following actions:

     (a) The Nuclear Regulatory Commission ("NRC") has been requested to redefine the pressure boundary point of the repaired steam generator tubes, which have been removed from service by plugging, in order to allow the return of many of the tubes to service; thus, permitting Kewaunee to return to full licensed power.

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

     Currently, the owners of Kewaunee have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996 WPSC filed an application with the Public Service Commission of Wisconsin (PSCW) seeking approval to replace the steam generators in 1999. WP&L believes that analysis and final action on this application will take approximately two years to complete. The joint owners continue to analyze and discuss various options related to the future of Kewaunee, including various ownership transfer alternatives. The net book value of WP&L's share of Kewaunee as of June 30, 1996 was $57 million.

     WP&L has applied to the PSCW for accelerated depreciation of this remaining book value of Kewaunee such that by the end of the year 2002 there would be full recovery of all plant investment. The request for this acceleration reflects the condition of the present steam generators and the evolution of the electric generation marketplace towards a more competitive model.


   Rates and Regulatory Matters

     In the PSCW rate order UR-109, effective January 1, 1995, the PSCW approved certain incentive programs. Based on the 1995 performance of the SO2 emissions and service reliability incentive programs a $2.5 million refund to retail electric customers was made after the second quarter of 1996. The refund associated with the gas portion of the program has not been approved by the PSCW.


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

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued two rules ( No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new rules require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. The FERC proposes that each public utility replace its soon-to-be- filed single open access tariff with a capacity reservation tariff by December 31, 1997. The Company presently has on file with the FERC a pro forma open access transmission tariff, filed on July 8, 1996, in compliance with FERC order No. 888.


   INFLATION

     The impacts of inflation on WP&L are currently mitigated through current
   rate making methodologies.   Although rates will be held flat until at
   least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements.


   OTHER

   Proposed Merger

     WPL Holdings, Inc. ("WPLH"), IES Industries Inc. ("IES"), and Interstate Power Co. ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, as amended, providing for:
   a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger"). The holding company will be renamed Interstate Energy Corporation ("Interstate Energy)".

     The Joint Proxy Statement/Prospectus of WPLH, IES and IPC was filed with the Securities and Exchange Commission on July 11, 1996. The Merger Agree-ment contemplated an adjustment of the IES Ratio to 1.01 shares of Interstate Energy Common Stock from the initial ratio of 0.98 in the event that prior to the consummation of the transaction, McLeod, Inc., a Delaware corporation in which IES has a significant ownership interest ("McLeod"),
   (a) completed a firm commitment underwritten initial public offering of its Class A common stock at a per share price of at least $13.00 in which McLeod received gross proceeds of at least $75 million and (b) immediately following the public offering the Class A common stock was registered under Section 12 of the Exchange Act. On June 14,1996, McLeod completed an initial public offering of 13.8 million shares of its Class A common stock at a price of $20 per share. The McLeod offering satisfied the conditions of the McLeod contingency and the IES Ratio was adjusted to the 1.01.

     The shareowner vote on the merger is expected to occur at annual meetings to be held by each of WPLH, IES and IPC on September 5, 1996. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

     On August 5, 1996, MidAmerican Energy Company, an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited bid to acquire IES in a cash and stock transaction. WPLH cannot currently determine what, if any, impact the unsolicited bid of MidAmerican may have on the transaction contemplated by the Merger Agreement.

   Union Contract

     The Company and International Brotherhood of Electrical Workers, Local 965 reached agreement on a new three year collective bargaining contract on June 14. The new agreement includes increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement is effective retroactive to June 1, 1996, with wages retroactive to May 26, which is the beginning of a pay period. At the end of the second quarter, the contract covered 1,587 of WP&L's employees which represents approximately 69 percent of the total employees at WP&L.

   PART II--OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

              1. Exhibits

              3A   Amendment to By-Laws of the Company
              3B   By-laws of the Company as revised July 25,1996
              27   Financial Data Schedule

              2. Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Wisconsin Power and Light Company



   Date: August 14, 1996                /s/ Edward S. Gleason
                                        Edward M. Gleason, Controller,
                                        Treasurer and Corporate Secretary
                                        (principal accounting officer and
                                        officer authorized to sign on behalf
                                        of the registrant)

                                  EXHIBIT INDEX


   Exhibit
     No.           Description

         3A       Amendment to By-Laws of the Company

         3B       By-Laws of the Company as revised July 25, 1996

         27       Financial Data Schedule