Form 10-Q/A
period 1996-06-30
WISCONSIN POWER & LIGHT CO
filed 1996-08-16
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q/A


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

          The registrant hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 to provide in its entirety as follows:


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


   TWELVE MONTHS ENDED JUNE 30, 1996 VS. TWELVE MONTHS ENDED DECEMBER 31,
   1995:

   OVERVIEW

        The Company reported consolidated net income of $100.4 million for the twelve months ended June 30, 1996 as compared to $78.7 million for the twelve months ended December 31, 1995. Weather-driven sales growth and increased electric sales to other utilities contributed to increased electric and gas margins as compared with the twelve months ended December 31, 1995. In addition a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended June 30, 1996.

        Electric margin increased by $15.6 million, or 4 percent, from increased sales and lower costs per kWh for both electric production fuels and purchased power. Gas margins increased $7.3 million, or 13 percent, as a result of increased therm sales. In addition, other operation and maintenance expenses decreased $9.4 million. Partially offsetting the increases to income was a $3.3 million increase in depreciation expense.

   Electric Operations
                             Revenues
                             and Cost            %                kWh Sold             %        Customers at        %
                          (In Thousands)       Change          (In Thousands)       Change     End of Quarter     Change
                          1996      1995                     1996         1995                 1996      1995

   Residential
    and Farm         $204,141    $199,850          2%    3,013,326     2,937,825       3%   334,035   329,643        1%

   Industrial         143,488     140,562          2%    3,933,209     3,872,520       2%       810       795        2%

   Commercial         104,590     102,129          2%    1,809,125     1,773,406       2%    45,300    44,730        1%

   Wholesale and
    Class A           117,570      97,350         21%    4,278,026     3,109,385      38%        92        48       92%

   Other                4,875       6,433        (24)%      56,209        54,042       4%     1,742     1,294       35%
                      -------     -------               ----------    ----------            -------   -------

        Total         574,664     546,324          5%   13,089,895    11,747,178      11%   381,979   376,510        1%
                      =======     =======               ==========    ==========            =======   =======

   Electric
    production fuels  114,820     116,488         (1)%

   Purchased Power     58,406      44,015         33%
                      -------     -------
   Margin            $401,438    $385,821          4%
                     ========    ========


        Electric revenues increased $28.3 million, or 5 percent, as compared to the twelve months ended December 31, 1995. The increase was the result of an 11 percent increase in kWh sales primarily due to a colder winter in 1996 and higher sales to other utilities.

        Electric margin increased $15.6 million or 4 percent during the twelve months ended June 30, 1996 compared to the twelve months ended December 31, 1995 primarily due to higher sales (as discussed above). Aggregate costs of production fuels and purchased power increased as a result of an 11 percent increase in kWh sales. Because of this increase in sales and the availability of competitively priced off-system power, purchased power increased 33 percent.

        Gas Operations


                              Revenues                             Therms Sold
                              and Costs              %           (In Thousands)          %           Customers at           %
                           (In Thousands)          Change                              Change       End of Quarter       Change
                          1996         1995                     1996        1995                   1996        1995

   Residential and       $84,954     $70,382          21%    142,221       126,903        12%   131,093      129,576         1%

   Firm                   47,481      39,456          20%     99,772        91,316         9%    16,160       15,976         1%

   Interruptible           3,607       3,708          (3)%    10,673        12,148       (12)%      258          257         0%

   Transport. and
    Other                 25,208      25,619          (2)%   174,725       169,121         3%       266          284        (6)%
                         -------     -------                 -------       -------              -------      -------
        Total            161,250     139,165          16%    427,391       399,488         7%   147,777      146,093         1%
                         =======     =======                 =======       =======              =======      =======

   Purchased Gas          98,815      84,002          18%
                          ------      ------

   Margin                $62,435     $55,163          13%
                         =======      ======        ====


        Gas revenues increased $22.1 million, or 16 percent, during the twelve months ended June 30, 1996 as compared to the twelve months ended December 31, 1995. The higher revenues were the result of a 7 percent rise in therm sales primarily due to colder weather during the first six months of 1996 as compared to the same period in 1995. The sales mix indicates a decline of 12 percent in interruptible sales with a corresponding increase of 12 percent and 9 percent in higher margin residential and firm sales, respectively.


   Other Operation and Maintenance

        The decrease in other operation and maintenance expense of $9.4 million is due to the continued reengineering of processes and the timing of nuclear plant refueling costs. The refueling costs which occurred during the twelve month period ended December 31, 1995 are not scheduled to occur until the fourth quarter of 1996.


   Depreciation

        Depreciation expense increased $3.3 million as a result of property additions, and a greater amortization of contributions in aid of construction ( a reduction of expense).

   Income Taxes

        Income taxes increased for the twelve month period ended June 30, 1996, as a result of higher taxable income.


   Other Income and Deductions

        Other income and deductions increased $4.3 million primarily as a result of a $3.4 million after-tax gain on the sale of a combustion turbine during the twelve months ended June 30, 1996.


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

     On August 5, 1996, MidAmerican Energy Company, an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited bid to acquire IES in a cash and stock transaction. On August 16, 1996, WPLH, IES and IPC announced an agreement to increase the IES Ratio to 1.14 as well as the decision of the IES Board to reject the unsolicited offer made by MidAmerican. WPLH cannot currently determine what, if any, impact the unsolicited bid of MidAmerican may have on the transaction contemplated by the Merger Agreement.

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

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Wisconsin Power and Light Company



   Date: August 16, 1996                /s/ Edward S. Gleason
                                        Edward M. Gleason, Controller,
                                        Treasurer and Corporate Secretary
                                        (principal accounting officer and
                                        officer authorized to sign on behalf
                                        of the registrant)