Form 10-Q
period 1996-09-30
WISCONSIN POWER & LIGHT CO
filed 1996-11-14
CIK 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
                  For the quarterly period ended  September 30, 1996

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

       Common Stock Outstanding at September 30, 1996:  13,236,601 shares

                                    CONTENTS


                                                                     PAGE

    PART I.   Financial Information:

              Consolidated Financial Statements of Wisconsin
              Power and Light Co.
              Consolidated Balance Sheets as of September 30,
              1996 and 1995 and December 31, 1995 . . . . . . .      2,3

              Consolidated Statements of Income for the Three
              and Twelve Months Ended September 30, 1996 and
              1995  . . . . . . . . . . . . . . . . . . . . . .        4

              Consolidated Statements of Cash Flows for the
              Three and Twelve Months Ended September 30, 1996
              and 1995  . . . . . . . . . . . . . . . . . . . .        5

              Notes to Consolidated Financial Statements  . . .        6
              Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . .        7

    PART II.  Other Information . . . . . . . . . . . . . . . .       17

              Signature . . . . . . . . . . . . . . . . . . . .       18

              Exhibit Index . . . . . . . . . . . . . . . . . .       19

                               WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                                   September 30,   September 30,    December 31,
                                                                        1996            1995            1995
                                                                               (Thousands of Dollars)

ASSETS

UTILITY PLANT:
  Plant in service--
    Electric.....................................................    $ 1,700,226     $ 1,648,378     $ 1,666,134
    Gas..........................................................        223,889         212,475         217,678
    Water........................................................         23,818          22,192          22,518
    Common.......................................................        144,567         130,954         136,943
                                                                      ----------      ----------      ----------
                                                                       2,092,500       2,013,999       2,043,273
  Less: Accumulated provision for depreciation...................        951,086         869,343         887,562
                                                                      ----------      ----------      ----------
                                                                       1,141,414       1,144,656       1,155,711

  Construction work in progress..................................         71,360          34,758          36,996
  Nuclear fuel, net..............................................         18,191          15,209          18,867
                                                                      ----------      ----------      ----------
    Total utility plant..........................................      1,230,965       1,194,623       1,211,574
                                                                      ----------      ----------      ----------

OTHER PROPERTY AND EQUIPMENT, net................................          1,391          19,047          22,275
                                                                      ----------      ----------      ----------
INVESTMENTS:
  Nuclear decommissioning trust funds............................         85,473          66,559          73,357
  Other investments..............................................         13,712          12,316          12,488
                                                                      ----------      ----------      ----------
                                                                          99,185          78,875          85,845

CURRENT ASSETS:
  Cash and equivalents...........................................          2,808             855           4,671
  Accounts receivable less allowance for doubtful
    accounts of $45, $ 209, and $ 0, respectively................         13,393           9,886          33,971
  Coal, at average cost..........................................         18,337          17,106          14,625
  Materials and supplies, at average cost........................         21,202          20,481          20,611
  Gas in storage, at average cost................................         11,075           8,244           6,319
  Prepayments and other..........................................         23,773          23,744          21,190
                                                                      ----------      ----------      ----------
    Total current assets.........................................         90,588          80,316         101,387
                                                                      ----------      ----------      ----------
OTHER ASSETS:
     Regulatory assets...........................................        164,781         159,319         171,699
     Deferred charges and other..................................         50,007          60,685          48,385
                                                                      ----------      ----------      ----------
         Total other assets......................................        214,788         220,004         220,084
                                                                      ----------      ----------      ----------
TOTAL ASSETS.....................................................    $ 1,636,917     $ 1,592,865     $ 1,641,165
                                                                      ==========      ==========      ==========


CAPITALIZATION AND LIABILITIES

  Common stock, $5 par value, authorized--
    18,000,000 shares; issued and
    outstanding--13,236,601 shares...............................    $    66,183     $    66,183     $    66,183
  Premium on capital stock and capital surplus...................        199,170         199,170         199,170
  Reinvested earnings............................................        321,008         287,392         297,717
                                                                      ----------      ----------      ----------
      Total common equity........................................        586,361         552,745         563,070


PREFERRED STOCK WITHOUT MANDATORY
        REDEMPTION:
  Cumulative, without par value, authorized
     3,750,000 shares maximum aggregate
     stated value $150,000,000;
      Cumulative, without par value, $100 stated
         value, 449,765 shares outstanding.......................         44,977          44,977          44,977
      Cumulative, without par value, $25 stated
         value, 599,460 shares outstanding.......................         14,986          14,986          14,986
                                                                      ----------      ----------      ----------
       Total preferred stock.....................................         59,963          59,963          59,963
FIRST MORTGAGE BONDS, NET........................................        313,645         318,585         318,599
                                                                      ----------      ----------      ----------
    Total capitalization.........................................        959,969         931,293         941,632
                                                                      ----------      ----------      ----------

CURRENT LIABILITIES:
  Variable rate demand bonds.....................................         56,975          56,975          56,975
  Short-term debt................................................         36,500          54,500          72,500
  Accounts payable...............................................         74,694          69,112          82,428
  Accrued payroll and vacation...................................         12,644          12,151          11,011
  Accrued taxes..................................................          7,230           9,681           7,795
  Accrued interest...............................................          5,042           5,246           7,574
  Other..........................................................         37,463          17,831          22,356
                                                                      ----------      ----------      ----------
    Total current liabilities....................................        230,548         225,496         260,639
                                                                      ----------      ----------      ----------

OTHER LIABILITIES AND CREDITS:
  Accumulated deferred income taxes .............................        239,168         229,994         239,812
  Accumulated deferred investment tax credits....................         37,409          39,321          38,842
  Accrued environmental remediation costs........................         76,046          78,454          76,852
  Other..........................................................         93,777          88,307          83,388
                                                                      ----------      ----------      ----------
    Total other liabilities and credits..........................        446,400         436,076         438,894
                                                                      ----------      ----------      ----------

TOTAL CAPITALIZATION AND LIABILITIES.............................    $ 1,636,917     $ 1,592,865     $ 1,641,165
                                                                      ==========      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                          WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                                   Consolidated Statements of Income

                                                         Three Months Ended,              Twelve Months Ended,
                                                             September 30,                    September 30,
                                                          1996            1995            1996            1995
                                                                         (Thousands of Dollars)

OPERATING REVENUES:
  Electric........................................      $ 153,587       $ 150,708       $ 577,545       $ 539,358
  Gas.............................................         10,827          13,601         158,476         130,855
  Water...........................................          1,122           1,172           4,159           4,184
                                                         --------        --------        --------        --------
                                                          165,536         165,481         740,180         674,397
                                                         --------        --------        --------        --------

OPERATING EXPENSES:
  Electric production fuels.......................         30,419          30,660         114,585         117,423
  Purchased power.................................         22,201          14,936          67,698          39,664
  Purchased gas...................................          6,398           8,108          97,104          81,111
  Other operation.................................         34,887          32,069         134,397         147,647
  Maintenance.....................................         10,746           9,793          39,439          42,903
  Depreciation....................................         21,111          20,329          85,215          77,434
  Taxes --
    Current federal income........................          6,748           7,962          38,504          27,446
    Deferred income taxes.........................          1,923           3,910           6,334           9,885
    Investment tax credit (restored)..............           (478)           (479)         (1,913)         (1,919)
    Current state income..........................          1,665           2,223           9,258           7,032
    Property, payroll & other.....................          7,149           6,908          29,276          27,620
                                                         --------        --------        --------        --------
                                                          142,769         136,419         619,897         576,246
                                                         --------        --------        --------        --------

OPERATING INCOME..................................         22,767          29,062         120,283          98,151
                                                         --------        --------        --------        --------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during
    construction..................................            494             454           1,650           2,394
  Other, net......................................            640             511           6,644          (1,326)
  Current income tax..............................           (381)           (188)         (5,033)            310
  Deferred income tax.............................            (42)             15           2,383            (104)
                                                         --------        --------        --------        --------
                                                              711             792           5,644           1,274
                                                         --------        --------        --------        --------
INCOME BEFORE INTEREST EXPENSE....................         23,478          29,854         125,927          99,425
                                                         --------        --------        --------        --------
INTEREST EXPENSE:
  Interest on bonds...............................          6,705           6,798          26,984          29,020
  Allowance for borrowed funds used
    during construction (credit)..................           (247)           (152)           (971)           (703)
  Other...........................................          1,040           1,256           5,490           3,535
                                                         --------        --------        --------        --------
                                                            7,498           7,902          31,503          31,852
                                                         --------        --------        --------        --------
NET INCOME........................................         15,980          21,952          94,424          67,573
PREFERRED STOCK DIVIDENDS.........................            828             828           3,310           3,311
                                                         --------        --------        --------        --------
NET INCOME AFTER PREFERRED STOCK
DIVIDENDS.........................................      $  15,152       $  21,124       $  91,114       $  64,262
                                                         ========        ========        ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                                    WISCONSIN POWER AND LIGHT COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  Three Months Ended                Twelve Months Ended
                                                                     September 30,                     September 30,
                                                                 1996             1995             1996             1995
                                                                                   (Thousands of Dollars)

Cash flows from (used for) operating activities:

  Net income...........................................       $  15,980        $  21,952        $  94,424        $  67,573
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation.......................................          21,111           20,329           85,215           77,434
    Amortization of nuclear fuel.......................           1,727            2,165            8,274            7,538
    Gain on sale of other property and
       equipment.......................................         -                -                 (5,676)         -
    Deferred income tax and investment
       tax credit .....................................           1,403            3,374            4,405            8,071
    Allowance for equity funds used during
       construction....................................            (494)            (454)          (1,650)          (2,394)
  Changes in assets and liabilities:
    Net accounts receivable and unbilled revenues......           3,853            2,887           (3,507)           3,448
    Production fuels, materials and
       supplies........................................          (3,687)          (3,857)          (1,952)          (1,033)
    Gas in storage.....................................          (6,460)          (3,066)          (2,831)           2,165
    Prepayments and other..............................           1,884            3,410              (28)          (3,330)
    Accounts payable and accruals......................          12,669            2,402            5,871           15,800
    Accrued taxes......................................          (7,470)             904           (2,451)          (6,694)
    Other, net.........................................            (787)           9,853            1,911           44,728
                                                               --------         --------         --------         --------
      Net cash generated from (used for)
         operating activities..........................          39,729           59,899          182,005          213,306
                                                               --------         --------         --------         --------
Cash flows from (used for)
      financing activities:
  Common stock cash dividends..........................         (14,367)         (14,148)         (57,497)         (56,631)
  Preferred stock dividends............................            (828)            (828)          (3,310)          (3,311)
  Net change in short term debt........................          13,500          (13,500)         (18,000)          22,500
  Retirement of first mortgage bonds...................         -                -                 (5,011)         (17,990)
  Equity contribution from parent......................         -                -                -                    182
                                                               --------         --------         --------         --------
    Net cash from (used for) financing
       activities......................................          (1,695)         (28,476)         (83,818)         (55,250)
                                                               --------         --------         --------         --------

Cash flows from (used for) investing
     activities:
  Sale of other property and equipment.................         -                -                 36,264          -
  Additions to utility plant, excluding
      AFUDC............................................         (34,202)         (21,247)        (125,158)        (127,205)
  Allowance for borrowed funds used
      during construction..............................            (247)            (152)            (971)            (703)
  Dedicated decommissioning funds......................            (726)          (2,217)         (18,914)         (14,656)
  Other, net...........................................          (6,917)         (10,889)          12,545          (18,935)
                                                               --------         --------         --------         --------
    Net cash from (used for) investing
      activities.......................................         (42,092)         (34,505)         (96,234)        (161,499)
                                                               --------         --------         --------         --------
Net increase (decrease) in cash and
   equivalents.........................................          (4,058)          (3,082)           1,953           (3,443)

Cash and equivalents at beginning of
   period..............................................           6,866            3,937              855            4,298
                                                               --------         --------         --------         --------
Cash and equivalents at end of
   period..............................................       $   2,808        $     855        $   2,808        $     855
                                                               ========         ========         ========         ========


Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest - debt....................................       $   9,415        $   9,131        $  30,935        $  30,675
    Income taxes.......................................       $   2,005        $   8,311        $  26,683        $  22,159



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by Wisconsin Power & Light Company (the "Company" or "WP&L"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries. The Company is a subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

                In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and twelve month periods ended September 30, 1996 and 1995,
          (b) the consolidated financial position at September 30, 1996 and 1995 and December 31, 1995, and (c) the consolidated statement of cash flows for the three and twelve month periods ended
          September 30, 1996 and 1995 have been made.

   2. During the first quarter of 1996, the Financial Accounting Standards Board issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, with recognition of an increase in the recorded amount of nuclear plant, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Given the preliminary nature of the process, the Company cannot currently determine what impact, if any, this process may have on the Company's financial condition or results of operations.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995:


             The Company reported consolidated third quarter net income of $16.0 million compared to $22.0 million for the same period in 1995. The impact of cooler summer weather on higher-margin residential electric sales combined with an increase in operations and maintenance expense resulted in lower earnings compared with the same quarter in 1995.

   Electric Operations
                             Revenues
                             and Costs            %               kWhs Sold            %         Customers at         %
                          (In Thousands)        Change         (In Thousands)       Change      End of Quarter      Change
                         1996         1995                   1996          1995                 1996       1995

   Residential and
    Farm                 $50,863     $55,870       (9)%      758,394      843,617     (10)%   336,221     330,229     2%

   Industrial             36,789      36,497       1%      1,025,866    1,001,149      2%         816         791     3%

   Commercial             28,150      28,704       (2)%      493,528      502,534      (2)%    45,558      44,575     2%
   Wholesale and
    Class A               36,134      29,374      23%      1,371,639      831,530     65%          93          81    15%

   Other                   1,651         263     528%         13,193       12,065      9%       1,741       1,503    16%
                         -------     -------               ---------    ---------             -------     -------

        Total            153,587     150,708       2%      3,662,620    3,190,895     15%     384,429     377,179     2%
                         -------     -------               =========    =========             =======     =======
   Electric
    Production
    Fuels                 30,419      30,660      (6%)

   Purchased Power        22,201      14,936      49%
                         -------     -------

   Margin               $100,967    $105,112       (4)%
                         =======     =======

             Electric revenues increased $2.9 million, or 2 percent, as compared to the third quarter of 1995. The increase was the result of a 15 percent increase in kWh sales primarily due to increased bulk power sales and continued customer growth during the third quarter of 1996.

             Electric margin decreased $4.1 million, or 4 percent, during the third quarter of 1996 compared to the third quarter of 1995 primarily due to a change in the mix of sales from higher margin residential customers to lower margin bulk power sales. The decline in residential sales reflects a much cooler summer in 1996 as compared to the extreme heat experienced in the summer of 1995. The decrease in residential and commercial revenues was offset somewhat by opportunities for the Company to increase its sales of power to other utilities. The 49 percent increase in purchased power expense reflects both increased sales and the availability of competitively priced off-system power.

   Gas Operations

                            Revenues                       Therms Sold
                           and Costs            %         (In Thousands)         %           Customers at          %
                         (In Thousands)      Change                            Change       End of Quarter       Change
                       1996         1995                1996        1995                   1996         1995

   Residential and
    Farm              $5,576       $5,177      8%      7,564         7,761       (3)%    132,084     127,428      4%

   Firm                3,625        3,474      4%      6,659         7,433      (10)%     16,169      15,698      3%

   Interruptible         377          357      6%        987         1,134      (13)%        247         226      9%

   Transport. and
    Other              1,249        4,593     (73)%   38,044        36,319       5%          254         255      (0)%
                     -------      -------            -------       -------               -------     -------
        Total         10,827       13,601     (20)%   53,254        52,647       1%      148,754     143,607      4%
                     -------      -------            =======       =======               =======     =======

   Purchased Gas       6,398        8,108     (21)%
                     -------      -------

   Margin              4,429        5,493     (19)%
                     =======      =======



             Gas revenues decreased $2.8 million, or 20 percent, in the third quarter of 1996 as compared to 1995. A somewhat milder third quarter of 1996 resulted in a 3 percent decease in high margin residential sales. In addition, a change in the sales mix, on a therms sold basis, resulted in a 10 and 13 percent decrease in firm and interruptible sales, respectively, with a 5 percent increase in transportation sales. The gas incentive program authorized by the Public Service Commission of Wisconsin (PSCW) resulted in additional earnings of $0.2 million pre-tax during the third quarter of 1996 compared with a slight loss for the same period in 1995. Growth in the economic service territory resulted in a 4 percent increase in customers.

              The review of the gas incentive program for 1995 by the PSCW was completed and will result in a November 1996 refund to residential natural gas customers of $3.3 million. The full amount of the refund will be reflected in the financial results in the fourth quarter 1996, which is expected to have no material impact on earnings.


   Other Operation and Maintenance

             Other operations and maintenance expense increased $3.8 million. Merger expenses of $1.6 million were recorded in the third quarter of 1996. In addition, both employee welfare plan expense and Kewaunee maintenance expenses increased in the third quarter of 1996 compared with the same period in 1995.

   Income Taxes

             Income taxes decreased between third quarters consistent with lower taxable income.


   TWELVE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995:

             The Company reported consolidated net income of $94.4 million for the twelve months ended September 30, 1996, as compared to $67.6 million for the same period in 1995. Weather-driven sales growth along with continued customer growth in the service territory contributed to increased electric and gas margins as compared with the twelve months ended September 30, 1995. In addition, a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended September 30, 1996. Other operation expense decreased primarily due to higher early retirement and severance expenses during the twelve-month period ended September 30, 1995, and a shift in the refueling cycle at Kewaunee from the second quarter of 1995 to the end of the third quarter of 1996.

   Electric Operations
                           Revenues
                           and Cost           %              kWh Sold               %          Customers at          %
                        (In Thousands)      Change        (In Thousands)         Change       End of Quarter      Change
                        1996       1995                 1996           1995                  1996        1995

   Residential and
    Farm            $199,134    $199,344     -       2,928,103      2,918,306      -       336,221     330,229       2%

   Industrial        143,780     140,867     2%      3,957,926      3,868,308      2%          816         791       3%

   Commercial        104,037     101,852     2%      1,800,120      1,744,523      3%       45,558      44,575       2%

   Wholesale and
    Class A          124,330      89,937    38%      4,818,134      2,747,997     75%           93          81      15%

   Other               6,264       7,358    (15)%       57,338         53,459      7%        1,741       1,503      16%
                     -------     -------            ----------     ----------              -------     -------

        Total        577,545     539,358     7%     13,561,621     11,332,593     20%      384,429     377,179       2%
                     -------     -------            ==========     ==========              =======     =======
   Electric
    production
    fuels            114,585     117,423     (2)%

   Purchased Power    67,698      39,664    71%
                     -------     -------

   Margin           $395,262    $382,271     3%
                     =======     =======

             Electric revenues increased $38.2 million, or 7 percent, as compared to the twelve months ended September 30, 1995. The increase was the result of a 20 percent increase in kWh sales primarily due to higher sales to other utilities, colder winter weather in 1996, and customer growth.

             Electric margin increased $13.0 million, during the twelve months ended September 30, 1996, compared to the same period in 1995. Higher sales to commercial and industrial customers as well as other utilities combined with reduced costs per kWh for electric production fuels and purchased power resulted in a 3 percent increase in electric margin. Although total fuel and purchased power costs declined on a per kWh basis, purchased power expense increased by 71 percent. This increase is due to the Company's higher level of sales to other utilities as well as the opportunity to purchase low cost energy. Partially offsetting increased purchased power costs are slightly lower delivered coal and nuclear fuel costs per kWh.

   Gas Operations


                            Revenues                       Therms Sold
                           and Costs           %         (In Thousands)         %          Customers at          %
                         (In Thousands)      Change                           Change      End of Quarter      Change
                        1996        1995                 1996         1995               1996        1995

   Residential and     $85,354    $64,562     32%       142,024    115,591    23%      132,084     127,428      4%

   Firm                 47,632     36,031     32%        98,997     82,706    20%       16,169      15,698      3%

   Interruptible         3,626      4,730     (23)%      10,526     14,990    (30)%        247         226      9%

   Transport. and
    Other               21,864     25,532     (14)%     176,450    160,382    10%          254         255      (0)%
                       -------    -------               -------    -------             -------     -------
        Total          158,476    130,855     21%       427,997    373,669    15%      148,754     143,607      4%
                       =======    =======               =======    =======             =======     =======

   Purchased Gas        97,104     81,111     20%
                       -------    -------

   Margin              $61,372    $49,744     23%
                       =======    =======


             Gas revenues increased $27.6 million, or 21 percent, during the twelve months ended September 30, 1996, as compared to the twelve months ended September 30, 1995. The higher revenues were the result of a 15 percent rise in therm sales primarily due to colder winter weather and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $11.6 million, or 23 percent, increase in gas margin.

             With the elimination of the purchased gas adjustment clause effective January 1, 1995, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million, pre-tax. For the twelve months ended September 30, 1996, the gas incentive program resulted in additional earnings of $1.0 million pre-tax compared with additional earnings of $0.6 million pre-tax for the same period in 1995.

   Other Operation and Maintenance

             Other operation and maintenance expense declined by $16.7 million primarily due to higher early retirement and severance expenses during the twelve-month period ended September 30, 1995, related to the Company's reengineering efforts. In addition, refueling costs at Kewaunee which occurred during the twelve-month period ended September 30, 1995 did not begin to occur until late in the third quarter of 1996.

   Depreciation

             Depreciation expense increased $7.8 million as a result of property additions and greater amortization of contributions in aid of construction (a reduction of expense) during the twelve months ended September 30, 1995.


   Income Taxes

             Income taxes increased for the twelve month period ended September 30, 1996, as a result of higher taxable income.

   Other Income and Deductions

             Other income and deductions increased $4.4 million for the twelve months ended September 30, 1996 primarily as a result of the recognition of a $3.4 million after-tax gain on the sale of a combustion turbine during the twelve months ended September 30, 1996.


   TWELVE MONTHS ENDED SEPTEMBER 30, 1996 VS. TWELVE MONTHS ENDED
   DECEMBER 31, 1995:


        The Company reported consolidated net income of $94.4 million for the twelve months ended September 30, 1996 as compared to $78.7 million for the twelve months ended December 31, 1995. Weather-driven sales growth and increased electric sales to other utilities contributed to increased electric and gas margins as compared with the twelve months ended December 31, 1995. In addition, a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended September 30, 1996. Other operation and maintenance expenses decreased $5.6 million. Partially offsetting the increases to income was a $4.1 million increase in depreciation expense.

   Electric Operations
                              Revenues
                              and Costs            %            kWh Sold            %          Customers at          %
                           (In Thousands)        Change      (In Thousands)      Change       End of Quarter      Change
                          1996          1995                1996        1995                 1996        1995

   Residential and
     Farm               $199,134     $199,850      -    2,928,103   2,937,825      -       336,221     329,643      2%

   Industrial            143,780      140,562      2%   3,957,926   3,872,520      2%          816         795      3%

   Commercial            104,037      102,129      2%   1,800,120   1,773,406      2%       45,558      44,730      2%

   Wholesale and
    Class A              124,330       97,350     28%   4,818,134   3,109,385     55%           93          48     94%

   Other                   6,264        6,433      (3)%    57,338      54,042      6%        1,741       1,294     35%
                         -------      -------          ----------  ----------              -------     -------

        Total            577,545      546,324      6%  13,561,621  11,747,178     15%      384,429     376,510      2%
                         =======      =======          ==========  ==========              =======     =======

   Electric
    production
    fuels                114,585      116,488      (2)%

   Purchased Power        67,698       44,940     51%
                         -------      -------

   Margin               $395,262     $384,896      3%
                         =======      =======


        Electric revenues increased $31.2 million, or 6 percent, as compared to the twelve months ended December 31, 1995. The increase was the result of a 55 percent increase in kWh sales to other utilities, and higher commercial and industrial sales.

        Electric margin increased $10.4 million, or 3 percent, during the twelve months ended September 30, 1996, compared to the twelve months ended December 31, 1995, primarily due to higher sales (as discussed above). Aggregate costs of production fuels and purchased power increased as a result of an 15 percent increase in kWh sales. Because of this increase in sales and the availability of competitively priced off-system power, purchased power increased 51 percent.

   Gas Operations
                             Revenues
                            and Costs            %          Therms Sold          %           Customers at           %
                          (In Thousands)      Change      (In Thousands)      Change        End of Quarter       Change
                         1996         1995               1996        1995                 1996          1995

   Residential and
    Farm                $85,354    $70,382     21%     142,024     126,903     12%       132,084      129,576       2%

   Firm                  47,632     39,456     21%      98,997      91,316      8%        16,169       15,976       1%

   Interruptible          3,626      3,708      (2)%    10,526      12,148     (13)%         247          257       (4)%

   Transport. and
    Other                21,864     25,619     (15)%   176,450     169,121      4%           254          284      (11)%
                        -------    -------             -------     -------               -------      -------
        Total           158,476    139,165     14%     427,997     399,488      7%       148,754      146,093       2%
                        =======    =======             =======     =======               =======      =======

   Purchased Gas         97,104     84,002     16%
                        -------    -------

   Margin               $61,372    $55,163     11%
                        =======    =======


        Gas revenues increased $19.3 million, or 14 percent, during the twelve months ended September 30, 1996, as compared to the twelve months ended December 31, 1995. The higher revenues were the result of a 7 percent rise in therm sales primarily due to colder winter weather in the first quarter of 1996.

        Gas margin increased $6.2 million or 11 percent during the twelve months ended September 30, 1996, compared with the period ended December 31, 1995, primarily due to a change in the mix of customer sales. The sales mix indicates a decline of 13 percent in interruptible sales with a corresponding increase of 12 percent and 8 percent in higher margin residential and firm sales, respectively.

   Other  Operation and Maintenance

        The decrease in other operation and maintenance expense of $5.6 million is primarily due to the timing of nuclear plant refueling costs. The refueling costs which occurred during the twelve-month period ended December 31, 1995 did not begin to occur until late in the third quarter of 1996.

   Depreciation

        Depreciation expense increased $4.1 million as a result of property additions, and a greater amortization of contributions in aid of construction ( a reduction of expense) during the twelve months ended December 31, 1995.

   Income Taxes

        Income taxes increased for the twelve-month period ended September 30, 1996 as a result of higher taxable income.


   Other Income and Deductions

        Other income and deductions increased $4.2 million primarily as a result of a $3.4 million after-tax gain on the sale of a combustion turbine during the twelve months ended September 30, 1996.


   LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of its ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing.

        During the three and twelve months ended September 30, 1996, and September 30, 1995, the Company generated sufficient cash flows from operations, the sale of other property and equipment and short-term borrowings to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $39.7 million for the three months ended September 30, 1996, compared to $59.9 million for the same period last year. For the twelve-month period ended September 30, 1996, cash flows from operations decreased to $182.0 million from $213.3 million during the same period in 1995. During the twelve-months ended September 30, 1996, the Company received $36.3 million from the sale of a combustion turbine. For the twelve-month period ended September 30, 1996, cash flows from operations decreased to $182.0 million from $196.3 million for the twelve months ended December 31, 1995.

   Financing and Capital Structure

        The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Bank lines of credit of $70 million at September 30, 1996 are available to support these borrowings.

        The Company's capitalization at September 30, 1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 56 percent common equity, 6 percent preferred stock and 38 percent total debt.

   Capital Expenditures

        WP&L is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Construction expenditures for the three months ended September 30, 1996 were $37.3 million. The estimated construction expenditures for the remainder of 1996 are $34.1 million.


        The Company has a 41.0 percent ownership interest in the Kewaunee Nuclear Power Plant (Kewaunee). The operating partner of this plant is Wisconsin Public Service Corporation (WPSC).

        Kewaunee was taken out of service on September 21, 1996, for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration (i.e., Kewaunee was scheduled to return to service on October 25, 1996). During the outage, however, electronic inspection of previously sleeved steam generator tubes disclosed continued degradation of steam generator tube sleeve joints. There were 907 new indications of corrosion in Steam Generator A and 587 new indications in Steam Generator B which would require plugging, except for the impact of two technical specification changes described below. Plugging of these tubes would result in the aggregate number of effectively plugged Steam Generator A tubes of approximately 49% of total tubes and the aggregate number of effectively plugged Steam Generator B tubes of approximately 34% of total tubes (each steam generator has a total of 3,388 tubes). In each instance, this would exceed the currently effective 25% average plugging limit for each of the two steam generators established by the current Kewaunee safety analysis report and would prevent further operation of Kewaunee unless and until the tubes are repaired or the two steam generators are replaced. WPSC has successfully performed the safety analyses necessary to increase the steam generator effective plugging margin from 25% to 30%.


   Paragraphs which included forward looking information are preceded by an asterisk ("*").

        *As anticipated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, the owners of Kewaunee have submitted requests to the Nuclear Regulatory Commission (NRC) for two technical specification changes: (1) The first technical specification change, which was approved in September 1996, relocates the sleeve pressure boundary and allows leaving in service or unplugging 74 tubes in Steam Generator A and 52 tubes in Steam Generator B; (2) The second technical specification change, approval of which is still pending, would allow the laser weld repair of the remaining sleeve joints thereby allowing the steam generator tubes with the new indications to remain in service. Although the Company cannot predict the exact nature and timing of the NRC's response to the request for the second technical specification change, the Company currently expects the request to be approved by the NRC in mid-November of 1996. It is estimated that the repair of the steam generators will extend the outage six to nine weeks beyond the original five week period. Based on current estimates, Kewaunee is expected to be returned to service prior to the end of the year. It is estimated that the total cost of repairing corroded sleeved tubes utilizing laser welding repair technology would be $3,000,000 to $5,000,000, WP&L's share being $1,230,000 to $2,050,000. The current estimated cost to WP&L of purchasing replacement power is in the range of $430,000 per week more than the cost of Kewaunee generated power. For 1997, WP&L is pursuing regulatory approval of one of several alternative cost recovery mechanisms which would reduce the financial exposure of either an extended Kewaunee outage or a mid-operating cycle outage.

        *Prior to the current refueling outage, Kewaunee was operating at 98% of full rated capacity due to the plugging of tubes. After the anticipated repairs to be made during this outage, Kewaunee could be operating at approximately the same 98% level.

        *The duration of the current Kewaunee outage will depend upon a number of steam generator repair related factors, including: (1) whether or not the NRC will permit the use of the laser welding repair technology,
   (2) the length of time it takes the NRC to respond to Kewaunee's request for use of the laser welding repair technology, (3) the availability of the necessary welding equipment and trained personnel to operate the equipment, (4) the number of tubes to be repaired, (5) the level of satisfaction the NRC has that the tubes that remain unplugged will perform safely during the next operating cycle, and (6) the tube repair success rate. If for any reason the steam generators cannot be repaired, the ability of the Kewaunee owners to reach consensus on steam generator replacement and to secure the approval of the PSCW for such replacement would become critical factors affecting the duration of the current outage because in that case replacement of steam generators is essential for the continued operations of Kewaunee.

        *If the repairs are made using laser welding technology, such repairs would only be temporary because corrosion will continue at a rate which cannot be forecasted accurately. Although WPSC believes that the repairs could extend the useful life of the steam generators for a period of three or more years, there has been minimal field experience with this repair technology, and there can be no assurance that such repairs will be effective or, once effective, remain effective for any given period of time. If it should become necessary to retire Kewaunee permanently, WP&L would replace the Kewaunee generation through a combination of power purchases, increased generation at existing WP&L generating units and new generating unit additions if necessary.

        Currently, the owners of Kewaunee have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996 WPSC filed an application with the PSCW seeking approval to replace the steam generators in 1999. WP&L believes that analysis and final action on this application will take approximately two years to complete. The joint owners continue to analyze and discuss various options related to the future of Kewaunee, including various ownership transfer alternatives. The net book value of WP&L's share of Kewaunee as of September 30, 1996, was $56.2 million.

        WP&L has applied to the PSCW for accelerated depreciation of the remaining book value of Kewaunee such that by the end of the year 2002 there would be full recovery of all plant investment. The request for this acceleration reflects the condition of the present steam generators and the evolution of the electric generation marketplace towards a more competitive model.

        Certain matters as identified above are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results and outcomes to differ materially from those currently anticipated. In addition to the matters specifically described in the forward-looking statements, factors that could affect actual results or outcomes include the timing and nature of regulatory responses and approvals, technological developments and advancements regarding repair of the steam generator tubes, the time needed to complete necessary repairs, the useful life of any repairs effected, and the cost of purchased electric power or additional generating facilities to replace the power generated by Kewaunee. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to update publicly such forward-looking statements to reflect subsequent events or circumstances.

   Rates and Regulatory Matters

        In the PSCW rate order UR-109, effective January 1, 1995, the PSCW approved certain incentive programs. In 1995, WP&L collected $2.0 million pre-tax in revenues for SO2 emissions and service reliability incentive clauses. Based on the 1995 performance of the SO2 emissions and service reliability incentive programs a $2.5 million refund was approved by the PSCW to retail electric customers and was made during the third quarter of 1996.

        The gas incentive program for 1995 resulted in a additional earnings of $1.0 million and a refund to residential natural gas customers of $3.3 million. The refund is expected to occur in November 1996.

        WP&L made its required biennial rate case filing with the PSCW on April 1, 1996. Technical hearings will are anticipated to take place from November 18, 1996, through November 27, 1996. A final order is expected in early 1997.



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

        On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued two rules (No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new rules require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. The Company presently has on file with the FERC a pro forma open access transmission tariff, filed on July 8, 1996, in compliance with FERC order no. 888. On September 20, 1996, the FERC extended the deadline for compliance with order no. 889 to January 3, 1997. WP&L will fulfill its requirements through participation in a regional Open Access Same-time Information System administered by the Mid-America Interconnected Network, Inc.

        On September 26, 1996, the PSCW issued an order which establishes the minimum Standards for a Wisconsin Independent System Operator (Standards). The Standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases, and other proceedings as appropriate. The order provides that the Standards will be reviewed and revised as necessary in light of ongoing regional and national events such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states.



   INFLATION

        The impacts of inflation on WP&L are currently mitigated through
   current rate making methodologies.   Although rates will be held flat
   until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements.

   OTHER

   Proposed Merger

        WPL Holdings, Inc. ("WPLH"), IES Industries Inc. ("IES"), and Interstate Power Co. ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company. The holding company will be renamed Interstate Energy Corporation. Under terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to 1.14 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock.

        WPLH, IES and IPC held separate shareowner meetings on September 5, 1996. At the annual meetings, the shareowners of all three companies approved the Merger Agreement. In addition to shareholder approval , approvals must be secured from regulatory agencies at the federal and state level.



   PART II--OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareowners held on September 5, 1996, Rockne G. Flowers, Katharine C. Lyall and Henry C. Prange were elected as directors whose terms will expire in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting.

                                                    Shares Withholding
   Name of Nominee       Shares Voted For                Authority
   Rockne G. Flowers       13,684,724                     3,184
   Katharine C. Lyall      13,680,358                     7,550
   Henry C. Prange         13,679,975                     7,933

        The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting.

   Name of Director         Year In Which Terms Expires
   Erroll B. Davis, Jr.         1997
   Milton E. Neshek             1997
   Carol T. Toussaint           1997
   L. David Carley              1998
   Donald R. Haldeman           1998
   Arnold M. Nemirow            1998
   Judith D. Pyle               1998

        At the annual meeting, shareowners approved the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1996 calendar year. With respect to such matter, the number of shares voted for and against were 13,680,666 and 1,643, respectively. The number of shares abstaining were 5,599.

   Item 6.  Exhibits and Reports on Form 8-K


              1. Exhibits


                     27    Financial Data Schedule

              2. Reports on Form 8-K: The Company filed a Current Report on Form 8-K, dated August 15, 1996 reporting under Item 5 that at the Boards of Directors of WPLH, IES and IPC authorized the execution and delivery of a second amendment to the Agreement and Plan of Merger among the parties increasing the IES exchange ratio from 1.01 to 1.14.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Wisconsin Power and Light Company


                            Date: November 14, 1996



                            /s/ Edward M. Gleason
                            Edward M. Gleason, Controller, Treasurer and
                            Corporate Secretary (principal accounting officer and officer authorized to sign on behalf of the registrant)

   EXHIBIT INDEX



   Exhibit
     No.        Description

         27     Financial Data Schedule