Form 10-K405
period 1997-12-31
WISCONSIN POWER & LIGHT CO
filed 1998-03-31
CIK 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997

                                       or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                   Name of Registrant, State of                 IRS Employer
    Commission     Incorporation, Address of Principal         Identification
    File Number    Executive Offices and Telephone Number          Number

    0-337          WISCONSIN POWER AND LIGHT COMPANY              39-0714890
                   (a Wisconsin corporation)
                   222 West Washington Avenue
                   Madison, Wisconsin 53703
                   Telephone (608)252-3311

   Securities registered pursuant to Section 12 (b) of the Act: None

   Securities registered pursuant to Section 12 (g) of the Act:

    Title of Class
    Preferred Stock (Accumulation without Par Value)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days. Yes X
   No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X]

   Aggregate market value of the voting stock held by nonaffiliates as of January 31, 1998: $52.3 million

   Number of shares outstanding of each class of common stock as of January 31, 1998:

    Common Stock, $5 par value, 13,236,601 shares outstanding
    (all of which are owned beneficially and of record by WPL
    Holdings, Inc.)

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the 1998 Annual Meeting of Shareowners will, upon filing with the Securities and Exchange Commission, be incorporated by reference into Part III hereof.

   TABLE OF CONTENTS

                                                                 Page
    Part I                                                       Number
              Item 1.    Business                                3
              Item 2.    Properties                              13
              Item 3.    Legal Proceedings                       14
              Item 4.    Submission of Matters to a Vote of      14
                         Security Holders
    Part II
              Item 5.    Market for Registrant's Common Equity
                         and Related Stockholder Matters         14
              Item 6.    Selected Financial Data                 15
              Item 7.    Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                              15
              Item 7A.   Quantitative and Qualitative
                         Disclosures About Market Risk           30
              Item 8.    Financial Statements and Supplementary
                         Data                                    30
              Item 9.    Changes in and Disagreements with
                         Accountants on Accounting and           49
                         Financial Disclosures
    Part III
              Item 10.   Directors and Executive Officers of
                         the Registrant                          49
              Item 11.   Executive Compensation                  50
              Item 12.   Security Ownership of Certain
                         Beneficial Owners and Management        50
              Item 13.   Certain Relationships and Related
                         Transactions                            50
    Part IV
              Item 14.   Exhibits, Financial Statement
                         Schedules and Reports on Form 8-K       51
                         Signatures                              55

   FORWARD-LOOKING STATEMENTS

   Refer to the "Forward-Looking Statements" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                                     PART I

   ITEM 1.  BUSINESS

   PROPOSED MERGER

   WPL Holdings, Inc. (WPLH), the parent company of Wisconsin Power and Light Company (WP&L), IES Industries Inc. (IES) and Interstate Power Company
   (IPC) are in the process of completing a three-way merger (Merger) forming Interstate Energy Corporation (Merged Company). In connection with the Merger, IES will be merged with and into WPLH forming the Merged Company and IPC will become a subsidiary of the Merged Company. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation
   (HDC) and IES Diversified Inc. (Diversified), respectively) will be merged into each other. The resulting company from this merger will be referred to as New Diversified. As a result of the Merger, the first tier subsidiaries of the Merged Company will include: WP&L, IES Utilities Inc.
   (IESU), IPC, New Diversified and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, see Note 2 of the "Notes to Consolidated Financial Statements."

   The merger partners currently anticipate cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997. Upon consummation of the Merger, the merger partners estimate the Merged Company will expense approximately $40 million of additional merger-related costs (e.g., required payments to or for financial advisors, employee retirements and separations, attorneys,
   accountants, etc.).   The estimate of potential cost savings constitutes a
   forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated costs savings will actually be realized. In addition, the allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, WP&L has agreed to various rate freezes not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7. MD&A for a further discussion).

   Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting WP&L, WP&L does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

   WP&L

   WPLH is the parent company of WP&L and its subsidiaries and of HDC, the parent corporation for nonregulated businesses. WP&L, incorporated in Wisconsin in 1917 as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipal-ities pursuant to permits of indefinite duration which are regulated by Wisconsin law. At December 31, 1997, WP&L supplied electric and gas service to approximately 393,000 and 155,000 customers, respectively.
   WP&L also has approximately 32,000 water customers. The water operations are immaterial to WP&L overall. In 1997, 1996 and 1995 WP&L had no single customer for which electric and/or gas sales accounted for 10% or more of WP&L's consolidated revenues.

   WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company (South Beloit), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

   WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

   EMPLOYEES

   At December 31, 1997, WP&L had 2,175 full-time employees of which 1,490 were bargaining unit employees. WP&L has a three-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until June 1, 1999.

   CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS

   Refer to the "Liquidity and Capital Resources" section in Item 7. MD&A for a discussion of anticipated construction and acquisition expenditures for 1998-2002 and the assumptions in financing future capital requirements.

   REGULATION

   WP&L is subject to regulation by the Public Service Commission of Wisconsin (PSCW) as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. The PSCW is comprised of three commissioners appointed by the Governor of Wisconsin and ratified by the State Senate. WP&L is generally required to file a rate case with the PSCW every two years with requests for rate relief based on a forward-looking test year period. However, as one of the conditions of the Merger, the PSCW required WP&L to freeze retail electric, natural gas, and water rates at current levels for a period of four years. The PSCW also regulates the type and amount of investments in non-utility businesses.

   South Beloit is subject to regulation by the Illinois Commerce Commission
   (ICC) for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. The ICC is comprised of five commissioners appointed by the Governor of Illinois. Requests for rate relief must be decided within 11 months.


   The Federal Energy Regulatory Commission (FERC) has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WP&L and in certain other respects. In addition, certain natural gas facilities and operations of WP&L are subject to the jurisdiction of the FERC under the Natural Gas Act.

   With respect to environmental matters impacting WP&L, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

   WP&L is subject to the jurisdiction of the Nuclear Regulatory Commission
   (NRC), with respect to the Kewaunee Nuclear Power Plant (Kewaunee), and to the jurisdiction of the United States Department of Energy (DOE) with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee.

   Refer to the "Utility Industry Outlook" and "Liquidity and Capital Resources - Rates and Regulatory Matters" sections in Item 7. MD&A for additional information regarding regulation.

   YEAR 2000

   Refer to the "Other Matters - Year 2000" section in Item 7. MD&A for a discussion of WP&L's Year 2000 system conversion initiatives.

   UTILITY INDUSTRY OUTLOOK

   Refer to the "Utility Industry Outlook" section in Item 7. MD&A for a discussion of various competitive issues impacting WP&L's operations.

   ELECTRIC OPERATIONS

   WP&L provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1997, WP&L provided retail electric service to approximately 393,000 customers in 615 cities, villages and towns, and wholesale service to 25 municipal utilities, one privately owned utility, three rural electric cooperatives, one Native American nation and to the Wisconsin Public Power, Inc. system for the provision of retail service to 14 communities.

   Electric operations represented 79.8% of WP&L's total operating revenues and 90.5% of WP&L's total operating income for the year ended December 31, 1997.

   Electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WP&L also experiences a smaller winter peak in December or January. The maximum net hourly peak load on the electric system was 2,253 megawatts and occurred on July 16, 1997.

   Refer to Item 2. "Properties" for additional information regarding electric facilities.

   Fuel

   In 1997, approximately 86% of WP&L's net kilowatthour generation of electricity by company-owned and jointly-owned facilities was fueled by coal and 10% by nuclear fuel (provided by WP&L's 41% ownership interest in Kewaunee). The remaining electricity generated was produced by hydro-electric, oil-fired and natural gas generation. The 1997 WP&L coal percentage was higher than anticipated due to the outage at the Kewaunee plant as discussed in Item 7. MD&A. As a result, the coal portion of generation is expected to be slightly lower in future years.

   Coal

   WP&L's primary fuel source is coal. To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Refer to Note 11a in "Notes to Consolidated Financial Statements" for details relating to these long-term coal purchase commitments. WP&L anticipates that its average fuel costs will likely increase in the future, due to cost escalation provisions in existing coal and transportation contracts.

   Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 34% and 42%, respectively, of WP&L's estimated coal requirements for the years 1998 through 2002. WP&L will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.

   Purchased Power

   During the year ended December 31, 1997, about 36.7% of WP&L's total kilowatthour requirements were met through purchased power. Refer to Note 11b in "Notes to Consolidated Financial Statements" for details relating to long-term purchase power commitments.

   General

   Subsequent to the consummation of the Merger, WP&L, IESU and IPC expect to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

   WP&L's facilities are interconnected with certain neighboring utilities and WP&L participates as a member of the Mid-Continent Area Power Pool
   (MAPP). This pool is comprised of 20 utilities which are Transmission Owning Members (TOMs) and 51 energy-related companies providing services in the upper midwest region of the United States, and operates pursuant to an agreement which provides for the interchange of electric energy, the sharing of responsibilities for production capacity and reserve and the supply of electric energy.

   Nuclear

   Kewaunee, a 535-megawatt (nameplate capacity) pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas & Electric Company (MG&E) (17.8%). The Kewaunee operating license expires in 2013.

   As a co-owner of a nuclear generating unit, WP&L is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations.

   The operation and design of nuclear power plants is under constant review by the NRC. WP&L has complied with and is currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. WP&L's anticipated nuclear-related construction expenditures for 1998-2002 are approximately $43 million. Refer to the "Liquidity and Capital Resources
   - Capital Requirements" section in Item 7. MD&A for a further discussion.

   Kewaunee received the highest score possible (1) in the area of maintenance and a "good" rating (2) in the areas of plant operations, engineering and plant support during the NRC's last Systematic Assessment of Licensee Performance (SALP) report which was received in 1997.

   Under the Price-Anderson Amendments Act of 1988 (1988 Act), WP&L currently has the benefit of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

   As an outgrowth of the Three Mile Island Nuclear Power Plant (TMI) experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover business interruption expenses for participating utilities arising from a possible nuclear plant event. WP&L is a participant in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

   In the unlikely event of a catastrophic loss at Kewaunee, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by WP&L and could have a material adverse effect on its financial position and results of operations. Refer to Note 11f of the "Notes to Consolidated Financial Statements" for a further discussion of insurance matters relating to Kewaunee.

   WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts.

   A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 1997, 960,000 pounds of yellowcake or its equivalent were held in inventory for Kewaunee.

   Two contracts are in place to provide conversion services for Kewaunee nuclear fuel for reloads in 1998 and 2000. A contract with Cogema, Inc. provides a fixed quantity of enrichment services through the year 2001. Additional enrichment services will be acquired under a contract with the United States Enrichment Corporation which is in effect for the life of Kewaunee or by purchases on the spot market. A contract with Siemens Power Corporation provides fuel fabrication services through March 15, 2001, for Kewaunee. This contract contains force majeure and termination provisions.

   If, for any reason, Kewaunee was forced to suspend operations permanently, fuel-related obligations are as follows: (1) there are no financial penalties associated with the present uranium supply, conversion service, and enrichment agreements, and (2) the fuel fabrication contract contains force majeure and termination provisions. As of the end of 1997, the maximum exposure would not be expected to exceed $550,000. Uranium inventories could be sold on the spot market.

   Power Supply

   Refer to "Other Matters - Power Supply" in Item 7. MD&A for a discussion of power supply concerns in the State of Wisconsin.

   Electric Environmental Matters

   WP&L is regulated in environmental protection matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and county agencies. The laws impacting WP&L's operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others. WP&L regularly secures and renews federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

   Refer to "Other Matters - Environmental" in Item 7. MD&A for a further discussion of WP&L's electric environmental matters.


   WISCONSIN POWER AND LIGHT COMPANY

                                               1997         1996         1995          1994         1993
   Electric Operating Information
   Operating Revenues ('000s):
        Residential                           $199,633      $201,690     $199,850     $194,242      $184,176
        Commercial                             107,132       105,319      102,129      101,382        95,977
        Industrial                             152,073       143,734      140,562      140,487       132,903
                                              --------      --------     --------     --------      --------
          Total from ultimate customers        458,838       450,743      442,541      436,111       413,056

        Sales for resale                       160,917       131,836       97,350       86,400        78,955
        Other                                   14,388         6,903        6,433        9,236        11,176
                                              --------      --------      -------     --------      --------
          Total                               $634,143      $589,482     $546,324     $531,747      $503,187
                                              ========      ========      =======     ========      ========
   Electric Sales ('000s MWH):
        Residential                              2,974         2,980        2,938        2,777         2,751
        Commercial                               1,878         1,814        1,773        1,688         1,630
        Industrial                               4,256         3,986        3,873        3,765         3,540
                                               -------       -------     --------     --------      --------
          Total from ultimate customers          9,108         8,780        8,584        8,230         7,921

        Sales for resale                         5,824         5,246        3,109        2,574         2,388
        Other                                       60            57           54           55            52
                                              --------       -------    ---------     --------      --------
          Total                                 14,992        14,083       11,747       10,859        10,361
                                              ========      ========      =======     ========      ========
   Customers (End of Period):
        Residential                            343,637       336,933      329,643      322,924       316,870
        Commercial                              46,823        45,669       44,730       43,793        42,884
        Industrial                                 855           815          795          776           714
        Other                                    1,875         1,820        1,342        1,298         1,275
                                              --------       -------     --------      -------       -------
          Total                                393,190       385,237      376,510      368,791       361,743
                                              ========      ========      =======     ========      ========
   Other Selected Electric Data:
        System capacity at time of peak
          demand (MW):
             Company-owned                       2,337         2,300        2,176        2,193         2,019
             Firm purchases and sales
              (net)                                145            68           57           40            83
                                              --------      --------     --------     --------      --------
               Total                             2,482         2,368        2,233        2,233         2,102
                                              ========      ========     ========     ========      ========
        Maximum peak hour demand (MW)            2,253         2,124        2,197        2,002         1,971

        Sources of electric energy ('000s MWH):
             Steam                               8,587         8,687        8,323        7,821         7,616
             Nuclear                               970         1,301        1,555        1,625         1,565
             Hydroelectric                         234           244          222          228           276
             Purchases                           5,744         4,494        2,227        1,786         1,488
             Other                                 121            59           86           24             6
                                              --------      --------      -------      -------      --------
               Total                            15,656        14,785       12,413       11,484        10,951
                                              ========     =========     ========     ========     =========
        Cooling degree days                        369           408          982          637           630
        Revenue per KWH from ultimate
          customers (in cents)                    5.04          5.13         5.16         5.30          5.21


   GAS OPERATIONS

   As of December 31, 1997, WP&L provided retail natural gas service to approximately 155,000 customers in 243 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois. Gas operations represented 19.6% of WP&L's total operating revenues and 9.8% of WP&L's total operating income for the year ended December 31, 1997.

   WP&L's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season.

   Gas Supplies

   Prior to 1995, WP&L passed on its costs incurred from natural gas suppliers and pipeline companies on a dollar-for-dollar basis to its customers. In 1995, the PSCW approved implementation of a performance-based rate mechanism for Wisconsin gas customers. Under this mechanism, fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. Effective with the UR-110 rate order on April 29, 1997, to the extent WP&L purchases its gas supply below the index price, WP&L will retain 40% of the savings. The balance of the savings is returned to customers. The same sharing mechanism exists for gas that is purchased at a cost above the index price.

   With the advent of FERC Order 636 (Order 636), issued in 1992, the nature of WP&L's gas supply portfolio has changed. Order 636, among other things, eliminated the interstate pipelines' obligation to serve and now requires WP&L to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers. WP&L has enhanced access to competitively-priced gas supply and more flexible transportation services as a result of Order 636.

   In providing gas commodity service to retail gas customers, WP&L administers a diversified portfolio of transportation contracts with ANR Pipeline (ANR) and Northern Natural Gas Company (NNG) allowing access to gas supplies from the states of Oklahoma, Louisiana, Texas, and the province of Alberta, Canada. WP&L's transportation contracts provide a maximum daily delivery capability of 242,580 dekatherms (Dth) per day of natural gas as follows:

         ANR                        NNG           Non-Traditional
      122,124  Dth              75,056 Dth           45,400 Dth

   Two non-traditional arrangements provide WP&L with gas delivered directly to its "city gate" using the vendors' transportation contract with ANR Pipeline.

   WP&L's contracts also allow access to gas stored in underground storage fields in the states of Michigan, New Mexico and Oklahoma. Gas purchased in the summer and delivered in the winter comprise approximately 24% of WP&L's annual gas requirements.

   WP&L maintains purchase agreements with over 50 suppliers of natural gas from all gas producing regions of the U.S. and Canada. These include six contracts providing for long-term gas deliveries (i.e., with terms ranging from six months to ten years). These contracts provided 54% of WP&L's annual gas purchases in 1997. In addition to its direct purchase and sales of natural gas, WP&L provided transportation service to 178 customers who purchased their own gas, pursuant to WP&L's transportation tariffs. These customers represent approximately 40% of total gas moved through WP&L's natural gas distribution pipe.

   Refer to Note 11b of the "Notes to Consolidated Financial Statements" for a discussion of WP&L's long-term purchase gas commitments.

   Gas Environmental Matters

   Refer to "Other Matters - Environmental" in Item 7. MD&A for a discussion of WP&L's gas environmental matters as well as Item 3. "Legal Proceedings" for additional information related to manufactured gas plant (MGP) sites.


   WISCONSIN POWER AND LIGHT COMPANY

                                               1997         1996        1995        1994       1993

   Gas Operating Information
   Operating Revenues ('000s):
        Residential                            $84,513      $90,382     $70,382    $71,555     $71,632
        Commercial                              45,456       46,703      35,411     38,516      37,993
        Industrial                               8,378       11,410      17,984     22,629      23,196
        Transportation and other                17,536       17,132      15,388      6,946       4,449
                                               -------      -------     -------    -------     -------
          Total                               $155,883     $165,627    $139,165   $139,646    $137,270
                                              ========     ========    ========   ========    ========

   Gas Sales ('000s Dekatherms):
        Residential                             12,770       14,297      12,690     11,956      12,001
        Commercial                               8,592        9,167       8,245      8,128       7,994
        Industrial                               1,714        1,997       2,144      3,113       3,497
        Transportation and other                17,595       18,567      16,870      9,279       8,487
                                              --------     --------    --------   --------   ---------
          Total                                 40,671       44,028      39,949     32,476      31,979
                                              ========     ========   =========  =========   =========
   Customers at End of Period (Excluding
      Transportation and Other):
        Residential                            137,827      133,580     129,576    124,938     120,829
        Commercial                              16,653       16,083      15,724     15,270      14,826
        Industrial                                 488          529         566        561         549
                                              --------     --------    --------   --------    --------
          Total                                154,968      150,192     145,866    140,769     136,204
                                              ========     ========    ========   ========   =========
   Other Selected Gas Data:
        Heating degree days                      7,350        8,124       7,431      7,170       7,351
        Revenue per dekatherm sold
          (excluding transportation and
          other)                                 $6.00        $5.83       $5.36      $5.72       $5.65
        Purchased gas costs per dekatherm
          sold (excluding transportation
          and other)                             $4.30        $4.12       $3.64      $3.82       $3.85



   ITEM 2.  PROPERTIES

   WP&L's principal electric generating stations at December 31, 1997, were as follows:


                 Name and Location                       Major Fuel           1997 Summer Capability
                    of Station                              Type                    in Kilowatts

    Kewaunee Nuclear Power Plant, Kewaunee, WI          Nuclear                              211,200    (1)

    Rock River Generating Station, Janesville, WI       Coal               161,000
    Nelson Dewey Generating Station, Cassville, WI      Coal               226,000
    Edgewater Generating Station #3, Sheboygan, WI      Coal                74,000
    Edgewater Generating Station #4, Sheboygan, WI      Coal               233,200    (2)
    Edgewater Generating Station #5, Sheboygan, WI      Coal               301,500    (3)
    Columbia Energy Center, Portage, WI                 Coal               485,100    (4)
                                                                          --------
        Total Coal                                                                         1,480,800

    Blackhawk Generating Station, Beloit, WI            Gas                 60,000
    Rock River Combustion Turbine, Janesville, WI       Gas and Oil        151,400
    South Fond du Lac Combustion Turbine
      Units 2 and 3, Fond du Lac, WI                    Gas and Oil        169,700
    Sheepskin Combustion Turbine, Edgerton, WI          Gas and Oil         36,700
                                                                         ---------
        Total Gas and Oil                                                                    417,800

    Kilbourn Hydro Plant, Wisconsin Dells, WI           Hydro                9,500
    Prairie du Sac Hydro Plant, Prairie du Sac, WI      Hydro               30,000
    Petenwell/Castle Rock Hydro Plants,
      Wisconsin Rapids, WI                              Hydro               13,300    (5)
    4 small units at various locations                  Hydro                2,070
       Total Hydro                                                        --------            54,870
                                                                                           ---------
         Total generating capability                                                       2,164,670
                                                                                           =========

        (1) Represents WP&L's 41% ownership interest in this 515,000 Kw generating station. The plant is operated by WPSC.
        (2) Represents WP&L's 68.2% ownership interest in this 342,000 Kw generating station. The plant is operated by WP&L.
        (3) Represents WP&L's 75% ownership interest in this 402,000 Kw generating station. The plant is operated by WP&L.
        (4) Represents WP&L's 46.2% ownership interest in this 1,050,000 Kw generating station. The plant is operated by WP&L.
        (5) Represents WP&L's 33.3% ownership interest in this 40,000 Kw hydro plant. The plant is operated by Wisconsin River Power
             Company.

   WP&L owns 2,701 miles of electric transmission lines and 362 substations located adjacent to the communities served. Substantially all of WP&L's facilities are subject to the lien of its first mortgage bond indenture.

   ITEM 3.  LEGAL PROCEEDINGS

   On July 20, 1995, the City of Beloit (Beloit) filed a suit against WP&L in the Circuit Court of Rock County, Wisconsin alleging that, based on negligence, nuisance and trespass, WP&L caused damage to Beloit through the contamination of property owned by Beloit as a result of the historical operation of manufactured gas plants on the property prior to Beloit's acquisition of the property. The suit seeks damages equal to the cost of cleaning up the property, for decrease in the value of the property, and to compensate Beloit for lost development opportunities for the property as well as consequential damages and costs of the action.

   Beloit and WP&L entered into a settlement agreement whereby WP&L will pay $3.3 million of the expected $3.8 million cost of remediating the property. Costs in excess of $3.8 million will be split between WP&L and Beloit on a 90%/10% basis with WP&L paying the 90%. WP&L currently believes that these costs will be recoverable in rates. In addition, WP&L intends to seek to recover the payment from insurers.

   In management's judgment, the probability is remote that this action will have a material adverse impact on WP&L's financial condition.

   Environmental Matters

   The information required by Item 3 is included in this Form 10-K under
   Item 8 - "Notes to Consolidated Financial Statements," Note 11c and "Other Matters - Environmental" in Item 7. MD&A.

   Rate Matters

   The information required by Item 3 is included in "Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7. MD&A.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


   PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   WPLH is the sole common shareowner of all 13,236,601 shares of WP&L Common Stock currently outstanding. Cash dividends paid per share of WP&L's Common Stock during 1997 and 1996 to WPLH were $4.41 and $4.99, respectively.

   In the retail rate order effective April 29, 1997, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on a 13-month average for 1997, WP&L's common equity ratio was 52.56%.


   ITEM 6.  SELECTED FINANCIAL DATA

                                        1997     1996      1995      1994     1993
                                                       (In Millions)

   Operating revenues                   $795     $759      $690      $688      $644
   Net income available for
     common stock                        $68      $79       $75       $68       $60
   Cash dividends declared on
     common stock                        $58      $66       $57       $56       $54
   Total assets (at December 31)      $1,665   $1,678    $1,641    $1,585    $1,551
   Long-term obligations, net (at
     December 31)                       $420     $371      $376      $394      $393


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

                                 PROPOSED MERGER

   WPL Holdings, Inc. (WPLH), the parent company of Wisconsin Power and Light Company (WP&L), IES Industries Inc. (IES) and Interstate Power Company
   (IPC) are in the process of completing a three-way merger (Merger) forming Interstate Energy Corporation (Merged Company). In connection with the Merger, IES will be merged with and into WPLH forming the Merged Company and IPC will become a subsidiary of the Merged Company. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation
   (HDC) and IES Diversified Inc. (Diversified), respectively) will be merged into each other. The resulting company from this merger will be referred to as New Diversified. As a result of the Merger, the first tier subsidiaries of the Merged Company will include: WP&L, IES Utilities Inc.
   (IESU), IPC, New Diversified and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, see Note 2 of the "Notes to Consolidated Financial Statements" of WP&L included elsewhere in this Form 10-K to the Securities and Exchange Commission (SEC).

   The merger partners currently anticipate cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997. Upon consummation of the Merger, the merger partners estimate the Merged Company will expense approximately $40 million of additional merger-related costs (e.g., required payments to or for financial advisors, employee retirements and separations, attorneys, accountants, etc.). The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, WP&L has agreed to various rate freezes not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion).

   Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting WP&L, WP&L does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

                       FORWARD-LOOKING STATEMENTS

   Statements contained in this Annual Report on Form 10-K (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, WP&L (including its consolidated subsidiaries) may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of WP&L. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of WP&L's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of WP&L and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in WP&L's service territory, federal and state regulatory or government actions, the operations of the Kewaunee Nuclear Power Plant (Kewaunee), the ability of the Merged Company to successfully integrate the operations of WPLH, IES and IPC and changes in the rate of inflation.


                         UTILITY INDUSTRY OUTLOOK

   WP&L competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

   Electric energy generation, transmission, and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

   WP&L realized 98% of its electric utility revenues in 1997 in Wisconsin and 2% in Illinois. Approximately 75% of the electric revenues in 1997 were regulated by the Public Service Commission of Wisconsin (PSCW) while the other 25% were regulated by the Federal Energy Regulatory Commission (FERC ). WP&L realized 96% of its gas utility revenues in 1997 in Wisconsin and 4% in Illinois.

   Federal Regulation

   WP&L is subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. In March 1997, FERC issued orders on rehearing for Orders 888 and 889 (Orders 888-A and 889-A). In response to FERC Orders 888 and 888-A, WP&L has on file with the FERC pro forma open access transmission tariffs. In response to FERC Orders 889 and 889-A, WP&L is participating in a regional Open Access Same-Time Information System. WP&L cannot predict the long-term consequences of these rules on its results of operations or financial condition.

   FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access and transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   Wisconsin Regulation

   WP&L is subject to regulation by the PSCW. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The PSCW has followed a measured approach to restructuring the natural gas industry in Wisconsin. The PSCW has determined that customer classes will be deregulated (i.e., the gas utility would no longer have an obligation to procure gas commodity for customers, but would still have a delivery obligation) in a step-wise manner, after each class has been demonstrated to have a sufficient number of gas suppliers available. In 1997, a number of working groups were established by the PSCW and these working groups are addressing numerous subjects which need to be resolved before deregulation may proceed.

   The short-term goals of the electric restructuring process are to ensure reliability of the state's electric system and development of a robust wholesale electric market. The longer-term goal is to establish prerequisite safeguards to protect customers prior to allowing retail customer choice. The PSCW is following a timetable to make this latter determination on allowing customer choice in 1999-2000.

   On September 26, 1996, the PSCW issued an order which establishes the minimum standards for a Wisconsin Independent System Operator (ISO). The standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases and other proceedings as appropriate. The order provides that the standards will be reviewed and revised as necessary in light of ongoing regional and national events, such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states. In approving the Merger, the PSCW gave the merger partners a choice of either filing their own ISO proposal, giving notice of their intent to join a regional ISO or spinning off existing transmission assets and operations into a separate independent transmission company. IESU, IPC and WP&L developed an ISO proposal of their own. However, the PSCW did not believe it met the PSCW's ISO guidelines. IESU, IPC and WP&L subsequently asked the PSCW to permit them to join the Midwest ISO, a regional ISO that has been filed with FERC.
   The member companies of the ISO would retain ownership of the facilities, but the ISO would assume control of the facilities, set rates for access and assure fair treatment for all companies seeking access. Various other proposals for ISOs, which are being monitored by the merger partners, have been proposed by other entities.

   In addition to the ISO proceedings, the PSCW has issued an order outlining its policies and principles for Public Benefits (low-income assistance, energy efficiency, renewable generation and environmental research and development) including funding levels, administration of the funds and how funds should be collected from customers. The PSCW has proposed increasing funding levels through utility rates by $50 to $75 million statewide. Legislation to implement this proposal is being developed and likely will be introduced in 1998.

   The PSCW has also initiated a Service Quality administrative rulemaking process to establish measurement and reporting requirements for reliability of service, call center answering times, safety, tree trimming, generation, transmission and distribution inspection and maintenance plans, etc. A hearing was held on these issues in March 1998.


   Illinois Regulation

   South Beloit is subject to regulation by the Illinois Commerce Commission. The State of Illinois has passed electric deregulation legislation requiring customer choice of electric supplier for all customers by May 1, 2002.


   Summary

   WP&L complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of WP&L's operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, WP&L would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. Management believes WP&L meets the requirements of SFAS 71.

   WP&L cannot currently predict the long-term consequences of the competitive and restructuring issues described above on its results of operations or financial condition. The major objective is to allow WP&L to better prepare for a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements.


                 RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996

   Overview

   WP&L reported consolidated net income available for common stock of $67.9 million for 1997, as compared to $79.2 million for 1996. The decrease in earnings in 1997 was primarily due to lower gas and electric margins, higher depreciation expense and the recognition of a gain on the sale of a combustion turbine in 1996.

   Gas and electric margins were down $4.2 and $2.0 million, respectively, in 1997 as compared to 1996. The decrease in gas margin was primarily due to lower weather-driven sales to residential customers as well as a 2.2% average retail gas rate decrease which went into effect on April 29, 1997. The lower electric margin was the result of a 2.4% average retail electric rate decrease effective April 29, 1997, as well as higher purchased power expense due to an extended outage at Kewaunee. Sales to other utilities and continued economic strength in WP&L's service territory partially offset the impact of the decline in margin. In addition, income in 1997 was lower than 1996 due to increased expenses for plant maintenance, depreciation and interest.

   Electric Operations

                         Revenues and Costs                    kWhs Sold                      Customers at
                           (In Thousands)      Change       (In Thousands)        Change        Year End          Change
                           1997       1996                 1997         1996                1997         1996

   Residential            $199,633  $201,690    (1%)     2,973,932    2,979,826     -       343,637     336,933      2%
   Commercial              107,132   105,319     2%      1,877,640    1,814,324    3%        46,823      45,669      3%
   Industrial              152,073   143,734     6%      4,255,637    3,985,672    7%           855         815      5%
   Sales for resale        160,917   131,836    22%      5,823,521    5,245,812   11%           122          90     36%
   Other                    14,388     6,903   108%         61,330       57,757    6%         1,753       1,730      1%
                          --------  --------            ----------   ----------            --------    --------
       Total               634,143   589,482     8%     14,992,060   14,083,391    6%       393,190     385,237      2%
                                                        ===========  ==========  ====      ========    ========     ===
   Electric
     Production Fuels      116,812   114,470     2%
   Purchased Power         125,438    81,108    55%
                          --------  --------
      Margin              $391,893  $393,904    (1%)
                          ========  ========  =====


   Electric revenues increased $44.7 million, or 8%, in 1997 as compared with 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities offset the impact of cooler summer weather and warmer weather during the winter months of 1997. Revenues were also affected by an average retail rate decrease of 2.4% effective April 29, 1997. Other revenues increased in 1997 compared with 1996 due to increases in conservation services. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $2.0 million, or 1%, as compared with 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the first half of 1997 for steam generator tube repairs as well as several temporary, routine outages at WP&L's coal-fired plants through the first five months of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. The PSCW ordered a temporary customer surcharge effective April 29, 1997 through July 1, 1997, to allow WP&L to recover a portion of the higher purchased power costs associated with the Kewaunee outage. Refer to the "Liquidity and Capital Resources - Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 55% increase in the cost of purchased power.

   For a discussion of electric capacity and reliability refer to "Other Matters - Power Supply" section below.

   Gas Operations
                        Revenues and Costs                   Therms Sold                      Customers at
                          (In Thousands)      Change        (In Thousands)       Change         Year End        Change
                         1997       1996                   1997        1996                  1997      1996

   Residential         $ 84,513    $ 90,382     (6%)       127,704     142,974     (11%)   137,827    133,580       3%
   Commercial            45,456      46,703     (3%)        85,917      91,665      (6%)    16,653     16,083       4%
   Industrial             8,378      11,410    (27%)        17,144      19,974     (14%)       488        529      (8%)
   Transportation
     and other           17,536      17,132      2%        175,943     185,671      (5%)       358        252      42%
                        -------     -------                -------     -------             -------    -------
      Total             155,883     165,627     (6%)       406,708     440,284      (8%)   155,326    150,444       3%
                                                           =======     =======    =====    =======    =======    =====
   Purchased Gas         99,267     104,830     (5%)
                        -------     -------
      Margin           $ 56,616    $ 60,797     (7%)
                        =======     =======   =====

   Gas revenues decreased $9.7 million, or 6%, in 1997 as compared with 1996. The decline in revenues and margin reflected an average retail rate decrease of 2.2%, effective April 29, 1997, and lower sales. Therm sales declined by 8% due to warmer weather in the winter months of 1997. This decrease was directly reflected in the decline in revenues and corresponding $4.2 million, or 7%, decrease in margin. WP&L realized favorable contributions to gas margin of $0.6 million and $1.1 million for 1997 and 1996, respectively, through its gas incentive program. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section below for further discussion of this adjustment mechanism.

   Other Operation Expense

   Other operation expense decreased $8.9 million due to a reduction in conservation expense of $8.8 million resulting from the retail rate order, effective April 29, 1997. Partially offsetting this decrease was an additional $3.0 million of operating expense in the fourth quarter of 1997, associated with an early retirement program for eligible bargaining unit employees.

   Maintenance Expense

   Maintenance expense increased $1.6 million as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization Expense

   Depreciation and amortization expense increased $19.4 million due to higher depreciation rates approved by the PSCW, effective January 1, 1997, and property additions. The increases approved by the PSCW included higher depreciation expense for Kewaunee, based on the use of an accelerated plant end-of-life, increased contributions to the nuclear decommissioning trust fund and other items. (See "Liquidity and Capital Resources - Capital Requirements" for additional information).

   Interest Expense and Other

   Interest expense and other increased $4.4 million primarily due to the recognition in 1996 of a gain on the sale of a combustion turbine.

   Income Taxes

   The decrease in income taxes between periods reflects lower taxable income and an adjustment of prior period taxes.

   RESULTS OF OPERATION - 1996 COMPARED WITH 1995

   Overview

   WP&L reported consolidated net income available for common stock of $79.2 million in 1996 as compared to $75.3 million in 1995. The increase in earnings in 1996 primarily reflects continued customer growth in the service territory and increased power marketing activity which contributed to a $9 million increase in electric margin in 1996 as compared with 1995. Gas margins also increased due primarily to higher weather-driven sales. (See "Electric Operations" and "Gas Operations" below). In addition, a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during 1996. These events were partially offset by higher plant maintenance and depreciation expenses in 1996.

   Electric Operations

                         Revenues and Costs                     kWhs Sold                        Customers at
                           (In Thousands)       Change        (In Thousands)         Change        Year End         Change
                          1996        1995                  1996          1995                 1996       1995

   Residential           $201,690   $199,850      1%       2,979,826    2,937,825       1%    336,933    329,643       2%
   Commercial             105,319    102,129      3%       1,814,324    1,773,406       2%     45,669     44,730       2%
   Industrial             143,734    140,562      2%       3,985,672    3,872,520       3%        815        795       3%
   Sales for resale       131,836     97,350     35%       5,245,812    3,109,385      69%         90         48      88%
   Other                    6,903      6,433      7%          57,757       54,042       7%      1,730      1,294      34%
                          -------    -------              ----------   ----------             -------    -------

       Total              589,482    546,324      8%      14,083,391   11,747,178      20%    385,237    376,510       2%
                                                          ==========   ==========     ====    =======    =======    =====
   Electric
     Production Fuels     114,470    116,488     (2%)
   Purchased Power         81,108     44,940     80%
                          -------    -------
      Margin             $393,904   $384,896      2%
                          =======    =======    ====


   Electric margin increased $9.0 million, or 2%, during 1996 compared with 1995 primarily due to higher sales to commercial and industrial customers as well as other utilities combined with reduced costs per kWh for electric production fuels and purchased power. Although fuel and purchased power costs declined on a per kWh basis, purchased power expense increased by 80%. This increase was due to WP&L's higher level of sales to other utilities as well as a $5.0 million increase in purchased power related to purchases of replacement power during the extended 1996 refueling outage at Kewaunee. Partially offsetting increased purchased power costs were slightly lower delivered coal and nuclear fuel costs per kWh.

   Gas Operations
                        Revenues and Costs                   Therms Sold                       Customers at
                          (In Thousands)       Change       (In Thousands)        Change         Year End          Change
                         1996        1995                  1996        1995                  1996        1995

   Residential           $90,382    $70,382      28%      142,974     126,903        13%    133,580     129,576        3%
   Commercial             46,703     35,411      32%       91,665      82,448        11%     16,083      15,724        2%
   Industrial             11,410     17,984     (37%)      19,974      21,435        (7%)       529         566       (7%)
   Transportation         17,132     15,388      11%      185,671     168,702        10%        252         227       11%
                         -------    -------               -------     -------               -------     -------
      Total              165,627    139,165      19%      440,284     399,488        10%    150,444     146,093        3%
                                                          =======     =======       ====    =======     =======     =====
   Purchased Gas         104,830     84,002      25%
                         -------    -------
      Margin             $60,797    $55,163      10%
                         =======    =======     ====


   Gas margins increased $5.6 million, or 10%, during 1996 compared with 1995 primarily as a result of higher sales. Therm sales increased 10% due to a combination of colder weather during the first five months of 1996 as compared to 1995, and customer growth of 3%. The 19% increase in gas revenues reflects not only the higher therm sales but also the pass through of higher natural gas costs to WP&L's customers. WP&L realized favorable contributions to gas margins of $1.1 million and $0.8 million for 1996 and 1995, respectively, due to favorable gas procurement activities. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section below for further discussion of this adjustment mechanism.

   Maintenance Expense

   Maintenance expense increased $4.4 million due to higher plant maintenance and the extended 1996 refueling outage at Kewaunee (See "Liquidity and Capital Resources - Capital Requirements" section below).

   Depreciation

   Depreciation expense increased $3.8 million as a result of property additions and greater amortization of contributions in aid of construction (a reduction of expense) in 1995.

   Interest Expense and Other

   Interest expense was lower in 1996 compared to 1995 by $2.3 million as a result of less short-term debt outstanding and a slight decrease in interest rates. Other income increased $4.1 million due to a $5.7 million gain on the sale of a combustion turbine.

   Income Taxes

   Income taxes increased for 1996 as a result of higher taxable income. The effective tax rate was 39.5% and 36.7% for 1996 and 1995, respectively. The lower rate in 1995 was the result of prior years' tax contingencies resolved favorably in 1995 and increased non-deductible Merger expenses in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities at WP&L decreased to $149 million in 1997 compared with $188 million in 1996 primarily due to a reduction in net income and the change in working capital. Cash flows used for financing decreased to $0.4 million in 1997 as compared to $77.4 million in 1996 resulting from a net increase in the amount of long-term debt
   outstanding during 1997.   Cash flows used for investing activities were
   significantly lower in 1996 as compared with 1997 and 1995 due to the proceeds received in 1996 from the sale of other property and equipment. Times interest earned before income taxes for WP&L for 1997, 1996 and 1995 was 4.47, 5.33 and 4.67, respectively.

   The capital requirements of WP&L will be primarily attributable to its construction program and its debt maturities. WP&L anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. WP&L's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact WP&L's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

   Financing and Capital Structure

   Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on creditworthiness.

    The debt ratings of WP&L are as follows:

                                                        Standard &
                                         Moody's          Poor's
                                         (As of          (As of
                                         3/26/98)         3/2/98)

       Secured long-term debt              Aa2              AA
       Corporate credit rating (a)         N/A              AA-
       Unsecured long-term debt            Aa3              A+


   (a) The "Corporate credit rating" is the overall rating of the parent company and is used by Standard & Poor's but not by Moody's. Effective with the Merger, WP&L expects to participate in a utility money pool which will be funded, as needed, by the Merged Company through the issuance of commercial paper. This utility money pool will replace the commercial paper program previously in effect at WP&L.

        The following material long-term debt financing activities took place at WP&L in 1997 -

   - On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105 million of long-term debt securities. The securities were issued on June 30, 1997 (7.00% interest rate, maturing in 2007) and the forward contract was settled which resulted in a cash payment of $3.8 million by WP&L. This payment is being recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

   - WP&L utilized the net proceeds from the issuance of the $105 million of debt securities described above to repay maturing short-term debt, finance utility construction expenditures and to repay at maturity $55 million of WP&L's First Mortgage Bonds, Series Z, 6.125%.

   Other than periodic sinking fund requirements which will not require additional cash expenditures, WP&L has $10.8 million of long-term debt that will mature prior to December 31, 2002. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities. WP&L currently has no authority from the PSCW or the SEC to issue additional long-term debt but is evaluating its future financing needs and will make the necessary regulatory filings as needed.

   Under the most restrictive terms of its indentures, WP&L could have issued at least $276 million of long-term debt at December 31, 1997. In addition, at December 31, 1997, WP&L could have issued 2,700,775 additional shares of Cumulative Preferred Stock.

   For interim financing, WP&L is authorized by the PSCW to issue $138 million of short-term debt and at December 31, 1997 had $81 million outstanding. In addition to providing for ongoing working capital needs, this availability of short-term financing provides WP&L flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses the proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WP&L anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

   WP&L had bank lines of credit of $70 million at December 31, 1997 available to support its borrowings of which none of this amount was utilized at December 31, 1997. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, WP&L may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1997.

   Given the above financing flexibility available to WP&L, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

   Capital Requirements

   General

   Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations, including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

   WP&L's levels of utility construction and acquisition expenditures are projected to be $133 million in 1998, $136 million in 1999, $138 million
   in 2000, $141 million in 2001 and $144 million in 2002.   WP&L anticipates
   funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed. With this objective in place, WP&L financed 73% of its construction expenditures during 1997 from internal sources.

   Nuclear Facilities

   Kewaunee, a 535-megawatt (nameplate capacity) pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas & Electric Company (MG&E) (17.8%). The Kewaunee operating license expires in 2013.

   Kewaunee returned to service on June 12, 1997 after having been out of service since September 21, 1996 for refueling, routine maintenance, and repair of the two steam generators. The original Kewaunee steam generator tubes are susceptible to corrosion. Tubes are repaired by inserting sleeves (tubes within tubes) in the original steam generator tubes. The most recent repair was undertaken when previously repaired tubes failed. The repair consisted of removing old sleeves and inserting new slightly longer sleeves which cover the areas of concern in the original steam generator tubes. The new sleeves will be inspected during the next refueling and maintenance outage which is scheduled for the Fall of 1998. As of this filing, Kewaunee had remained in continuous operation since the plant was returned to service with the exception of a one-week outage for replacement of a reactor coolant pump seal. Kewaunee is operating at 97% of rated capacity because certain steam generator tubes have been removed from service rather than repaired.

   In accordance with PSCW authorization, WP&L had deferred $3.1 million at December 31, 1997, associated with Kewaunee steam generator repair costs. In March 1998, the PSCW approved recovery of these costs through a customer surcharge effective April 1, 1998 through May 31, 1998.

   On March 15, 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators. Public hearings were held in January 1998 and a decision is expected in the second quarter of 1998. The total cost of replacing the two steam generators would be approximately $89.0 million of which WP&L's share would be $36.5 million. Because of work already completed, the elapsed time from placing a firm order for steam generators to receiving delivery has been shortened to approximately 22 months.

   The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. Although the new resleeving repair technology may allow the plant to remain in service for an extended period of time, WPSC favors replacement at the earliest possible date because of reliability and cost concerns related to steam generator repairs. WP&L and MG&E have been unwilling to support replacement. If the steam generator replacement project receives PSCW approval, the issues related to the continued operation and future ownership would still need to be resolved before steam generator replacement could proceed. The joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. If it should become necessary to retire Kewaunee permanently, WP&L would replace the Kewaunee generation through a combination of purchased power, increased generation at existing WP&L generating units and new generating unit additions, if necessary.

   The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. At December 31, 1997, the net carrying amount of WP&L's investment in Kewaunee was approximately $45.7 million. The current cost of WP&L's share of the estimated costs to decommission Kewaunee is $181.3 million and exceeds the trust assets at December 31, 1997 by $68.9 million. The costs of decommissioning are assumed to escalate at an annual rate of 5.83%. WP&L's retail customers in the Wisconsin jurisdiction are responsible for approximately 80% of WP&L's share of Kewaunee costs.

   As a result of accelerating the recovery of WP&L's share of Kewaunee related costs, depreciation expense and decommissioning funding will increase approximately $3.0 million (from $4.8 million to $7.8 million) and $5.4 million (from $10.7 million to $16.1 million), respectively, on an annualized basis. During 1997, $6.5 million of depreciation expense related to unrecovered plant investment was recognized compared to $4.8 million which was recognized in 1996. During 1997, decommissioning expense associated with funding increased to $14.3 million from $10.7 million in 1996. The $14.3 million represents a combination of the annual funding levels in accordance with UR-109 through April 29, 1997 and UR-110 post-April 29, 1997. Customer rates, which became effective in Wisconsin on April 29, 1997, are designed to recover the accelerated Kewaunee depreciation and decommissioning costs.

   Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting WP&L's future capital requirements.

   Rates and Regulatory Matters

   In November 1997, as part of its merger approval, FERC accepted a proposal by WP&L which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

   In connection with its approval of the Merger, the PSCW accepted a WP&L proposal to freeze rates for four years following the date of the Merger. A re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not Merger-related and have a revenue requirement impact of $4.5 million or more.

   In rate order UR-110, the PSCW approved new rates effective April 29, 1997 through 1998. On average, WP&L's retail electric rates declined by 2.4% and retail gas rates declined by 2.2%. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee remained out of service for the period effective April 29, 1997 through July 1, 1997; authorization of an increase in the return on equity to 11.7% from 11.5%; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on a 13-month average for 1997, WP&L's common equity ratio was 52.56%.

   The retail electric rates are based in part on forecasted fuel and purchase power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if these costs are more than three percent higher than the estimated costs used to establish rates. In WP&L's case, actual fuel costs since May 1997 have been higher than estimated and are expected to remain well above the estimated levels in 1998. As a result, WP&L has asked the PSCW to approve a rate increase. It is expected that the PSCW will issue a decision in the second quarter of 1998. Any increase approved by the PSCW will be implemented on a prospective basis.

   The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. Previously, this incentive was limited to $1.1 million to WP&L. The incentive includes a sharing mechanism, whereby 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.


                                  OTHER MATTERS

   Year 2000

   WP&L utilizes software, embedded systems and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that WP&L's systems continue to meet its internal and customer needs.

   Phase I of the project, which encompassed a review of the necessary software modifications that will need to be made to WP&L's financial and customer systems, has been completed. WP&L currently estimates that the remaining costs to be incurred on this phase of the project will be approximately $2 million to $5 million in the aggregate.

   The task force has also begun Phase II of the project which is an extensive review of WP&L's embedded systems for Year 2000 conversion issues. The task force has inventoried critical embedded operating systems and is working with the system vendors to ascertain Year 2000 compliance of these systems. The task force is also developing detailed plans for testing and remediating critical systems (i.e., systems whose failure could affect employee safety or business operations).

   As part of an awareness effort, WP&L has also notified its utility customers of its Year 2000 project efforts. Key suppliers are also being contacted to confirm their Year 2000 readiness plans. Efforts are also underway to develop contingency plans for critical embedded operating systems. WP&L is currently unable to estimate the costs to be incurred on this phase of the project but does believe that the costs will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.

   The goal of WP&L is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on WP&L's financial position or results of operations.

   Labor Issues

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. At the end of 1997, the contract covered approximately 69% of the total employees at WP&L.

   Financial Instruments

   WP&L has historically had only limited involvement with derivative financial instruments and has not used them for trading purposes. They have been used to manage well-defined interest rate and commodity price risks. WP&L historically has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps outstanding was $40 million at December 31, 1997. WP&L has used swaps, futures and options to hedge the price risks associated with the purchase and sale of stored gas
   at WP&L.   On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105 million of long-term debt securities. See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.

   Accounting Pronouncements

   Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board (FASB) in the second quarter of 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require reporting a total for comprehensive income which includes: (a) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. SFAS 130 is effective for periods beginning after December 15, 1997.

   Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, was issued by the FASB in the second quarter of 1997. SFAS 131 requires disclosures for each business segment in a manner consistent with how management disaggregates and evaluates the company, with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for periods beginning after December 15, 1997.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. Assuming no significant regulatory shift, WP&L does not believe that such changes, if required, would have an adverse effect on its financial position or results of operations due to its ability to recover decommissioning costs through rates.

   Inflation

   WP&L does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.

   Environmental

   The pollution abatement programs of WP&L are subject to continuing review and are revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While WP&L cannot precisely forecast the effect of future environmental regulations on its operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

   WP&L has current or previous ownership interests in 14 properties previously associated with the production of gas at manufactured gas plants (MGP) for which it may be liable for investigation, remediation and monitoring costs relating to the sites.

   WP&L is working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. WP&L believes it has completed the remediaton at various sites, although it is still in the process of obtaining final approval from the applicable environmental agencies for some of these sites.

   WP&L has recorded an environmental liability of $9.2 million at December 31, 1997 related to the MGP sites; such amount is based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

   WP&L completed a comprehensive review of its MGP liability in the third quarter of 1997. This review resulted in a $65 million reduction in the recorded MGP liability, largely due to the approval by the Wisconsin Department of Natural Resources (WDNR) of less costly containment and control strategies as an alternative to excavation processes at various sites. See Note 11 c. of the "Notes to Consolidated Financial Statements" for additional information.

   Under the current rate making treatment approved by the PSCW, the MGP expenditures, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are
   implemented.   As a result, a regulatory asset of $16.3 million at
   December 31, 1997, has been recorded which reflects the probable future rate recovery. Considering the current rate treatment, and assuming no material change therein, WP&L believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on its financial position or results of operations.

   The Clean Air Act Amendments of 1990 (Act) require emission reductions of sulfur dioxide (SO2), nitrogen oxides (NOx) and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. WP&L has met the provisions of Phase I of the Act and is in the process of meeting the requirements of Phase II of the Act (effective in the year
   2000). The Act also governs SO2 allowances, which are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. WP&L is reviewing its options to ensure it will have sufficient allowances to offset its emissions in the future. WP&L believes that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on its financial position or results of operations.

   The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the Polychlorinated Biphenyl (PCB) rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. WP&L is currently reviewing the rules to determine what impact they may have on operations.

   In October 1997, the EPA issued a proposed rule to require 22 states, including Wisconsin, to modify their State Implementation Plans (SIPs) to address the ozone transport issue. The proposed rule would require WP&L to reduce its NOx emissions at all of its plants to .15 lbs/mmbtu. WP&L cannot presently predict the final outcome of this proposal but believes that, under the terms of the proposed rule, it would be required to install controls at its plants and that the costs related thereto would be significant.

   A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, WP&L is unable to predict whether Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, WP&L cannot currently estimate the impact the implementation of the treaty would have on its operations.

   The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. WP&L entered into such contract and has made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. WP&L was subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. WP&L is evaluating and pursuing multiple options, including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program.

   The NWPA assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as WP&L. In accordance with this responsibility, WP&L has been storing spent nuclear fuel on site at Kewaunee since plant operations began. With minor modifications, Kewaunee would have sufficient fuel storage capacity to the end of the license life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002.

   The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. Wisconsin is a member of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes and continued access to existing disposal facilities were also reasons cited for the decision. A disposal facility located near Barnwell, South Carolina continues to accept the low-level waste and the waste produced at Kewaunee is currently shipped to such site, thereby minimizing the amount of low-level waste stored on-site. In addition, given technological advances, waste compaction and the reduction in the amount of waste generated, Kewaunee has on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years, with continuing access to the Barnwell disposal facility extending that on-site storage capability indefinitely.

   The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. WP&L is recovering these costs from its customers and at December 31, 1997 had a regulatory asset and a liability of $5.9 million and $5.1 million recorded, respectively.

   Power Supply

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. WP&L was among an 11-member group of Wisconsin energy suppliers that, on October 1, 1997, recommended to the Governor of Wisconsin a series of recommendations to improve electric reliability in the state. The recommendations included additional transmission system capacity to substantially increase Wisconsin's ability to import electricity from other states in the region and additional power plant capacity in eastern Wisconsin. As a result, WP&L and other Wisconsin-based utilities are advocating faster PSCW approval of needed transmission projects.

   On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In response to this order, WP&L has issued a Request for Proposal (RFP) for contracts to provide WP&L with an additional 150 megawatts of electric capacity beginning as early as June 1, 1999. WP&L anticipates its RFP will result in a purchased power arrangement with a contract period of three to eight years and contract extension or "rollover" options. WP&L expects to award the contract at the end of the second quarter of 1998.

   Utility officials noted that it will take time to get new transmission and power plant projects approved and built. While utility officials fully expect to meet customer demands in 1998 and 1999, problems still could arise if there are unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.


   Selected Consolidated Quarterly Financial Data (Unaudited)

   The following unaudited consolidated quarterly data of WP&L, in the opinion of management, include adjustments which are normal and recurring in nature necessary for the fair presentation of the results of operations and financial position. The quarterly amounts were affected by, among other items, rate activities, seasonal weather conditions and changes in sales and operating expenses. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these items. Net income in both the first and second quarter of 1997 was lower than the first and second quarter of 1996 primarily due to lower electric and gas margins. The lower margins resulted from warmer weather and several temporary plant outages during the first five months of 1997. In addition, a $3.4 million after-tax gain was recognized on the sale of a combustion turbine in the second quarter of 1996. Net income in the fourth quarter of 1997 was higher than the fourth quarter of 1996 due to increased electric margin and reduced maintenance expense. Electric margin improved in the fourth quarter of 1997 compared with the same period in 1996 due to higher sales and reduced fuel costs per kwh. Maintenance costs were lower in the fourth quarter of 1997 compared with the same period in 1996 primarily due to increased expenses in the fourth quarter of 1996 associated with the outage of Kewaunee as previously discussed.



                                                         Net Income
                           Operating      Operating    Available for
                           Revenues        Income       Common Stock
   Quarter Ended                        (In Thousands)

   1997:
   March 31                  $231,005       $43,275          $22,523
   June 30                    176,065        20,694           10,216
   September 30               180,192        33,769           14,409
   December 31                207,455        41,371           20,776

   1996:
   March 31                  $221,234       $59,808          $31,950
   June 30                    166,117        33,670           19,538
   September 30               165,536        32,175           15,152
   December 31                206,388        32,235           12,535


   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                    Number

       Report of Independent Public Accountants                       31
       Consolidated Statements of Income for the Years Ended
          December 31, 1997, 1996 and 1995                            32
       Consolidated Balance Sheets, December 31, 1997 and 1996        33
       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                            34
       Consolidated Statements of Capitalization, December 31,        35
          1997 and 1996
       Consolidated Statements of Common Shareowners' Investment
          for the Years Ended December 31, 1997, 1996 and 1995        36
       Notes to Consolidated Financial Statements                     37


   The supplementary data required by this Item are included in Item 7. under the heading "Selected Consolidated Quarterly Financial Data (Unaudited)."

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Shareowners of Wisconsin Power and Light Company:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and common shareowners' investment for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



   ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin,
   January 30, 1998

                   WISCONSIN POWER AND LIGHT COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31,
                                        1997         1996          1995
                                                 (in thousands)

   Operating revenues:
     Electric                         $634,143      $589,482    $546,324
     Gas                               155,883       165,627     139,165
     Water                               4,691         4,166       4,183
                                       -------       -------     -------
                                       794,717       759,275     689,672
                                       -------       -------     -------
   Operating expenses:
     Electric production fuels         116,812       114,470     116,488
     Purchased power                   125,438        81,108      44,940
     Purchased gas                      99,267       104,830      84,002
     Other operation                   131,398       140,339     139,322
     Maintenance                        48,058        46,492      42,043
     Depreciation and amortization     104,297        84,942      81,164
     Taxes other than income            30,338        29,206      28,335
                                       -------       -------     -------
                                       655,608       601,387     536,294
                                       -------       -------     -------
   Operating income                    139,109       157,888     153,378
                                       -------       -------     -------

   Interest expense and other:
     Interest expense                   32,607        31,472      33,821
     Allowance for funds used
       during construction              (2,775)       (3,208)     (2,088)
     Miscellaneous, net                 (3,796)       (6,669)     (2,613)
                                       -------       -------     -------
                                        26,036        21,595      29,120
                                       -------       -------     -------
   Income before income taxes          113,073       136,293     124,258
   Income taxes                         41,839        53,808      45,606
                                       -------       -------     -------
   Net income                           71,234        82,485      78,652
   Preferred dividend requirement        3,310         3,310       3,310
                                       -------       -------     -------
   Net income available for common
     stock                             $67,924       $79,175     $75,342
                                       =======       =======     =======

       The accompanying notes are an integral part of the consolidated financial statements.

                     WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                                 December 31,
                                              1997            1996
   ASSETS                                        (in thousands)
   Utility plant:
     Plant in service
        Electric                           $1,790,641       $1,729,311
        Gas                                   237,856          227,809
        Water                                  24,864           23,905
        Common                                195,815          152,093
                                            ---------        ---------
                                            2,249,176        2,133,118
     Less--accumulated provision for
        depreciation                        1,065,726          967,436
                                            ---------        ---------
                                            1,183,450        1,165,682
     Construction work in progress             42,312           55,519
     Nuclear fuel, net                         19,046           19,368
                                            ---------        ---------
                                            1,244,808        1,240,569
                                            ---------        ---------
   Other property and equipment, net              684            1,397
                                            ---------        ---------
   Investments:
     Nuclear decommissioning trust
        funds                                 112,356           90,671
     Other investments                         14,877           15,354
                                            ---------        ---------
                                              127,233          106,025
                                            ---------        ---------
   Current assets:
     Cash and equivalents                       2,492            4,167
     Accounts receivable and unbilled
        revenue                                37,534           34,220
     Coal, at average cost                     18,857           15,841
     Materials and supplies, at
        average cost                           19,274           19,915
     Gas in storage, at average cost           12,504            9,992
     Prepaid gross receipts tax                22,153           19,389
     Prepayments and other                      4,824            2,664
                                            ---------        ---------
                                              117,638          106,188
                                            ---------        ---------
   Deferred charges:
     Regulatory assets                         91,314          160,877
     Other                                     82,927           62,758
                                            ---------        ---------
                                              174,241          223,635
                                            ---------        ---------
   TOTAL ASSETS                            $1,664,604       $1,677,814
                                            =========        =========


   CAPITALIZATION AND LIABILITIES
   Capitalization (See Consolidated
     Statements of Capitalization):
     Common shareowners' investment          $585,739         $576,158
     Preferred stock not mandatorily
       redeemable                              59,963           59,963
     Long-term debt, net                      354,540          258,659
                                            ---------        ---------
                                            1,000,242          894,780
                                            ---------        ---------
   Current liabilities:
     Current maturities of long-term
       debt                                     8,899           55,000
     Variable rate demand bonds                56,975           56,975
     Short-term debt                           81,000           69,500
     Accounts payable and accruals             85,617           92,719
     Accrued payroll and vacation              12,221           11,687
     Accrued taxes                                -              3,616
     Accrued interest                           6,317            7,504
     Other                                     25,162           34,425
                                            ---------        ---------
                                              276,191          331,426
                                            ---------        ---------
   Other credits:
     Accumulated deferred income taxes        251,709          244,817
     Accumulated deferred investment
       tax credits                             35,039           36,931
     Accrued environmental remediation
       costs                                    9,238           74,075
     Deferred credits and other                92,185           95,785
                                            ---------        ---------
                                              388,171          451,608
                                            ---------        ---------
   Commitments and contingencies (Note
     11)
   TOTAL CAPITALIZATION AND
     LIABILITIES                           $1,664,604       $1,677,814
                                            =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.



                          WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                            1997         1996       1995
                                                   (in thousands)
   Cash flows generated from (used for)
     operating activities:
     Net income                             $71,234     $82,485    $78,652
     Adjustments to reconcile net
          income to net cash generated
          from operating activities:
          Depreciation and amortization     104,297      84,942     81,164
          Deferred income taxes               4,957       8,217     10,716
          Investment tax credit restored     (1,892)     (1,911)    (1,916)
          Amortization of nuclear fuel        4,444       6,057      7,787
          Allowance for equity funds
            used during construction         (2,033)     (2,270)    (1,425)

          (Gain) loss on disposition of
            other property and equipment        710      (5,676)        -
       Changes in assets and
        liabilities:
          Net accounts receivable and
            unbilled revenue                 (3,314)       (250)   (12,281)
          Inventories                        (4,887)     (4,193)     3,079
          Prepayments and other              (4,924)       (863)     1,121
          Accounts payable and accruals      (7,755)     10,896     13,203
          Accrued taxes                      (3,616)     (4,179)       496
          Other, net                         (8,528)     14,874     15,674
                                            -------     -------    -------
            Net cash from (used for)
              operating activities          148,693     188,129    196,270
                                            -------     -------    -------
   Cash flows generated from (used for)
     financing activities:
          Common stock cash dividends       (58,343)    (66,087)   (56,778)
          Preferred stock dividends          (3,310)     (3,310)    (3,310)
          Retirement of first mortgage
            bonds                           (55,000)     (5,000)   (18,000)
          Issuance of long-term debt        105,000         -          -
          Net change in short-term debt      11,500      (3,000)    22,000
          Other, net                           (221)        -          -
                                            -------     -------    -------
            Net cash from (used for)
              financing activities             (374)    (77,397)   (56,088)
                                            -------     -------    -------
   Cash flows generated from (used for)
     investing activities:

          Proceeds from sale of other
            property and equipment              -        36,264         -
          Additions to utility plant,
            excluding AFUDC                (116,457)   (120,732)   (99,746)
          Additions to nuclear fuel          (4,123)     (6,558)    (7,258)
          Allowance for borrowed funds
            used during construction           (742)       (938)      (663)
          Dedicated decommissioning
            trust funds                     (21,685)    (17,314)   (21,566)
          Other, net                         (6,987)     (1,958)    (8,512)
                                            -------     -------    -------
            Net cash from (used for)
              investing activities         (149,994)   (111,236)  (137,745)
                                            -------     -------    -------
   Net increase (decrease) in cash and
     equivalents                             (1,675)       (504)     2,437
   Cash and equivalents at beginning of
     year                                     4,167       4,671      2,234
                                            -------     -------    -------

   Cash and equivalents at end of year       $2,492      $4,167     $4,671
                                            =======     =======    =======
   Supplemental disclosures of cash
     flow information:
     Cash paid during the year:
       Interest on debt                     $32,778     $28,786    $30,841
       Income taxes                         $37,407     $48,622    $37,968

        The accompanying notes are an integral part of the consolidated financial statements.

                           WISCONSIN POWER AND LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                         December 31,
                                                       1997       1996
                                                    (in thousands except
                                                       per share data)
  Common shareowners' investment:
     Common stock $5 par value, authorized
       18,000,000 shares, issued and
       outstanding--13,236,601 shares                $66,183       $66,183
     Premium on capital stock                        197,423       197,423
     Capital surplus                                   1,747         1,747
     Reinvested earnings                             320,386       310,805
                                                     -------       -------
                                                     585,739       576,158
                                                     -------       -------
   Preferred stock:
     Cumulative, without par value, authorized
       3,750,000 shares, maximumaggregate
       stated value $150,000,000:
         Preferred stock without mandatory
          redemption, $100 stated value--
           4.50% series, 99,970 shares
            outstanding                                9,997         9,997
           4.80% series, 74,912 shares
            outstanding                                7,491         7,491
           4.96% series, 64,979 shares
            outstanding                                6,498         6,498
           4.40% series, 29,957 shares
            outstanding                                2,996         2,996
           4.76% series, 29,947 shares
            outstanding                                2,995         2,995
           6.20% series, 150,000 shares
            outstanding                               15,000        15,000
     Cumulative, without par value, $25
      stated value--
           6.50% series, 599,460 shares
            outstanding                               14,986        14,986
                                                     -------       -------
                                                      59,963        59,963
                                                     -------       -------
   Long-term debt:
     First mortgage bonds:
           Series L, 6.25%, due 1998                   8,899         8,899
           1984 Series A, variable rate, due
            2014 (3.80% at 12/31/97)                   8,500         8,500
           1988 Series A, variable rate, due
            2015 (3.80% at 12/31/97)                  14,600        14,600
           1990 Series V, 9.3%, due 2025              27,000        27,000
           1991 Series A, variable rate, due
            2015 (5.05% at 12/31/97)                  16,000        16,000
           1991 Series B, variable rate, due
            2005 (5.05% at 12/31/97)                  16,000        16,000
           1991 Series C, variable rate, due
            2000 (5.05% at 12/31/97)                   1,000         1,000
           1991 Series D, variable rate, due
            2000 (5.05% at 12/31/97)                     875           875
           1992 Series W, 8.6%, due 2027              90,000        90,000
           1992 Series X, 7.75%, due 2004             62,000        62,000
           1992 Series Y, 7.6%, due 2005              72,000        72,000
           1992 Series Z, 6.125%, repaid 1997            -          55,000
     Debentures, 7%, due 2007                        105,000           -
                                                     -------       -------
                                                     421,874       371,874
                                                     -------       -------
     Less-
       Current maturities                             (8,899)      (55,000)
       Variable rate demand bonds                    (56,975)      (56,975)
       Unamortized discount and premium, net          (1,460)       (1,240)
                                                     -------       -------
                                                     354,540       258,659
                                                   ---------       -------
   TOTAL CAPITALIZATION                           $1,000,242      $894,780
                                                   =========       =======

            The accompanying notes are an integral part of the consolidated financial statements.



                              WISCONSIN POWER AND LIGHT COMPANY
                             CONSOLIDATED STATEMENTS OF COMMON
                                   SHAREOWNERS' INVESTMENT

                                             Year Ended December 31,
                                           1997        1996        1995
                                                  (in thousands)

   Common stock:
     Balance at beginning and end of
       year                                $66,183     $66,183     $66,183

   Premium on capital stock:
     Balance at beginning and end of
       year                                197,423     197,423     197,423

   Capital surplus:
     Balance at beginning and end of
       year                                  1,747       1,747       1,747

   Reinvested earnings:
     Balance at beginning of year          310,805     297,717     279,153
          Income before preferred
            dividends                       71,234      82,485      78,652
          Cash dividends on preferred
            stock                           (3,310)     (3,310)     (3,310)
          Cash dividends to parent on
            common stock                   (58,343)    (66,087)    (56,778)
                                           -------     -------     -------
     Balance at end of year                320,386     310,805     297,717
                                           -------     -------     -------
   TOTAL COMMON SHAREOWNERS'
     INVESTMENT                           $585,739    $576,158    $563,070
                                           =======     =======     =======


       The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in millions except as otherwise indicated)

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

   a.   General

   Wisconsin Power and Light Company (WP&L) is a subsidiary of WPL Holdings, Inc. (WPLH). WP&L is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas primarily in the state of Wisconsin. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company.

   Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

   b.   Regulation

   WP&L's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin (PSCW) and the Illinois Commerce Commission (ICC) have jurisdiction over retail electric and gas revenues. The Federal Energy Regulatory Commission (FERC) has jurisdiction over wholesale electric revenues.

   c.   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   d.   Cash and Equivalents

   WP&L considers all short-term liquid investments with a maturity of three months or less to be cash equivalents.

   e.   Utility Plant and Other Property and Equipment

   Utility plant and other property and equipment are recorded at original cost. Utility plant costs include financing costs that are capitalized using the FERC method for allowance for funds used during construction (AFUDC). The AFUDC capitalization rates for 1997, 1996 and 1995 were 6.22%, 10.23% and 6.68%, respectively. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

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

   f.   Depreciation

   WP&L uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line regulatory-approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                          1997             1996            1995
         Electric         3.6%             3.3%            3.3%
         Gas              3.8%             3.7%            3.7%
         Water            2.7%             2.6%            2.5%
         Common          11.9%             8.1%            7.9%

   Depreciation expense related to WP&L's share of the decommissioning of the Kewaunee Nuclear Power Plant (Kewaunee) is discussed in Note 11 "Commitments and Contingencies". WP&L implemented higher depreciation rates effective January 1, 1997.

   Estimated useful lives related to other property and equipment are from 4 to 12 years for equipment and 31.5 to 40 years for buildings.

   g.   Nuclear Fuel

   Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   h.   Regulatory Assets and Liabilities

   Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities, such as WP&L, record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of WP&L's operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, WP&L would be required to determine any impairment to other
   assets and write-down such assets to their fair value.   As of December
   31, 1997 and 1996, regulatory-created assets include the following:

                                                     1997     1996
    Environmental remediation costs (Note 11)       $16.3    $81.4
    Tax related                                      52.2     57.2
    Jurisdictional plant differences                  7.9      7.6
    Decontamination and decommissioning
      costs of federal enrichment facilities          5.9      6.1
    Other                                             9.0      8.6
                                                    -----    -----
                                                    $91.3   $160.9
                                                    =====   ======

   As of December 31, 1997 and 1996, WP&L had recorded regulatory-related liabilities of $39.6 and $33.9, respectively. These liabilities are primarily tax related.

   i.   Revenue

   WP&L accrues revenues for services provided but not yet billed at month-end.

   j.   Income Taxes

   WP&L follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements using currently enacted tax rates as shown in Note 6.

   Investment tax credits are accounted for on a deferred basis and reflected in income ratably over the life of the related utility plant.

   NOTE 2.  PROPOSED MERGER OF WPLH

   On November 10, 1995, WPLH, IES Industries Inc. (IES), and Interstate
   Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Merged Company). The Proposed
   Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors, shareowners, state regulatory agencies and most of the federal agencies. It is still subject to approval by the Securities and Exchange Commission (SEC). The companies expect to receive SEC approval in the second quarter of 1998.

   The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1997. The financial data should be read in conjunction with the historical consolidated financial statements and related notes thereto of WPLH and in conjunction with the unaudited pro forma combined financial statements and related notes of the Merged Company found later in this Form 10-K. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.

                                                                                       PRO FORMA
                                       WPLH          IES       IPC      PRO FORMA      COMBINED
                                   (as reported)                       Adjustments    (Unaudited)

    Operating revenues                    $919.3     $930.7    $331.8         $118.8     $2,300.6
    Income from continuing
      operations                           $61.3      $66.3     $26.7             $-       $154.3
    Earnings per share from
      continuing operations
      (basic and diluted)                  $1.99      $2.18     $2.74             $-        $2.02
    Assets at December 31, 1997         $1,861.8   $2,457.2    $638.7         ($6.0)     $4,951.7
    Long-term obligations, net at
       December 31, 1997                  $526.0     $882.4    $195.9            $-      $1,604.3


   Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of the Merged Company's common stock, each outstanding share of IES common stock will be converted to 1.14 shares of the Merged Company's common stock and each share of IPC common stock will be converted to 1.11 shares of the Merged Company's common stock. It is anticipated that the Merged Company will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 16, 1998, the Board of Directors of WPLH declared a quarterly dividend of $0.50 per share. This represents an annual rate of $2.00 per share.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IESU) and IES Diversified Inc. (Diversified). IESU supplies electric and gas service to approximately 339,000 and 178,000 customers, respectively, in Iowa. Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 166,000 and 50,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   The Merged Company will be the parent company of WP&L, IESU and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the Proposed Merger. In addition, the non-utility operations of WPLH and IES will be combined shortly after the effective date of the Proposed Merger under one entity to manage the diversified operations of the Merged Company. The corporate headquarters of the Merged Company will be in Madison, Wisconsin.

   NOTE 3.  JOINTLY-OWNED UTILITY PLANTS

   WP&L participates with other Wisconsin utilities in the construction and operation of several jointly- owned utility generating plants. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatthour generation and operating expenses are divided on the same basis of ownership with each owner reflecting its respective costs in its consolidated statements of income. The chart below represents WP&L's proportionate share of such plants as reflected in the consolidated balance sheets at December 31, 1997 and 1996.

                                                                      1997                               1996
                                                                   Accumulated                        Accumulated
                                                Plant               Provision                          Provision
                        Ownership  Inservice     MW     Plant in       for                 Plant in       for
                       Interest %     Date    Capacity   Service  Depreciation   CWIP       Service  Depreciation    CWIP

    Coal:
     Columbia Energy                 1975 &
        Center            46.2        1978      1,023      $161.4        $89.2    $0.8        $161.8        $86.4     $1.6
     Edgewater Unit 4     68.2        1969       330         51.5         29.5     1.0          50.8         28.0      0.7
     Edgewater Unit 5     75.0        1985       380        229.4         79.8     0.1         228.8         73.7      0.0
    Nuclear:
     Kewaunee Nuclear
         Power Plant      41.0        1974       535        132.0         86.6     0.3         131.2         80.6      0.8
                                                            -----        -----   -----         -----        -----    -----
    Total                                                  $574.3       $285.1    $2.2        $572.6       $268.7     $3.1
                                                            =====        =====   =====         =====        =====    =====


   NOTE 4.  UTILITY ACCOUNTS RECEIVABLE

   WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables, sales to other public utilities and billings to the co-owners of the jointly-owned electric generating plants that WP&L operates. The contract allows WP&L to sell up to $150.0 of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract, and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 5.83% annual rate during 1997. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 16, 1998, unless extended by mutual agreement.

   As of December 31, 1997 and 1996, the balance of sold accounts receivable that had not been collected totaled $91.0 and $86.5, respectively. During 1997, the monthly proceeds from the sale of accounts receivable averaged $92.1, compared with $86.6 in 1996. As of December 31, 1997, the amount of sold receivables subject to recourse was $8.2.

   WP&L does not have any significant concentrations of credit risk in the December 31, 1997 and 1996 utility accounts receivable balances.

   In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and
   liability recognition when transfers occur.   This statement, effective
   January 1, 1997, specifies conditions when control has been surrendered which determines if sale treatment of the receivables would be allowed. This standard has not had any impact on WP&L's financial position or results of operations.

   NOTE 5.  EMPLOYEE BENEFIT PLANS

   a.  Pension Plans

   WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. WP&L's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and that does not exceed the maximum tax deductible amount for the year.

   The following table sets forth the funded status of the plans and amounts recognized in WP&L's consolidated balance sheets at December 31, 1997 and 1996:

                                                    1997            1996
   Accumulated benefit obligation
     Vested benefits                              ($173.4)        ($161.0)
     Non-vested benefits                             (6.1)           (3.3)
                                                  -------        --------
       Total                                       (179.5)         (164.3)

   Projected benefit obligation                    (205.1)         (189.6)
   Plan assets at fair value                        244.4           218.9
                                                  -------        --------
     Plan assets in excess of projected
       benefit obligation                            39.3            29.3
   Unrecognized net transition asset                (12.0)          (14.5)
   Unrecognized prior service cost                    7.8             3.7
   Unrecognized net loss                              0.8            15.0
                                                    -----           -----
     Prepaid pension costs                          $35.9           $33.5
                                                    =====           =====
   Assumed rate of return on plan assets             9.00%           9.00%
                                                    =====           =====
   Discount rate of projected benefit
     obligation                                      7.25%           7.50%
                                                    =====           =====
   Range of assumed rate increases for
     future compensation levels                 3.50-4.50%      3.50-4.50%
                                                ==========      ==========

   The net pension cost (benefit) recognized in the consolidated statements of income for 1997, 1996 and 1995 included the following components:

                                            1997        1996        1995
   Service cost                              $4.8         $5.1        $3.9
   Interest cost on projected                13.8         13.6        12.9
   Actual return on assets                  (36.2)       (25.0)      (31.6)
   Amortization and deferrals                15.1          5.5        15.1
                                             ----         ----        ----
      Net pension cost (benefit)            ($2.5)       ($0.8)       $0.3
                                             ====         ====        ====


   During 1997, WP&L expensed $1.3 for an early retirement program for eligible bargaining unit employees.

   b.  Other Postretirement Benefits

   WP&L accrues for the expected cost of postretirement health-care and life insurance benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L elected delayed recognition of the transition obligation in accordance with current accounting principles and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WP&L, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices. WP&L's policy is to fund the postretirement cost at an amount that is at least equal to the minimum funding requirements mandated by ERISA and that does not exceed the maximum tax deductible amount for the year.

   The following table sets forth the funded status of the plans and amounts recognized in WP&L's consolidated balance sheets at December 31, 1997 and 1996:

                                                1997         1996
   Accumulated benefit obligation
     Retirees                                   ($31.4)      ($32.2)
     Fully eligible active plan
       participants                               (4.4)        (5.0)
     Other active plan participants              (11.3)        (9.4)
                                                  ----         ----
          Total                                  (47.1)       (46.6)
   Plan assets at fair value                      16.1         13.8
                                                  ----         ----
   Accumulated benefit obligation in
     excess of plan assets                       (31.0)       (32.8)
   Unrecognized transition obligation             21.0         23.5
   Unrecognized prior service cost                (0.3)        (0.3)
   Unrecognized net gain                          (8.3)        (5.0)
                                                  ----         ----
     Accrued postretirement benefits
       liability                                ($18.6)      ($14.6)
                                                  ====         ====

   Assumed rate of return on plan assets           9.00%        9.00%
                                                   ====         ====
   Discount rate of projected benefit
     obligation                                    7.25%        7.50%
                                                   ====         ====
   Medical cost trend on paid charges:
     Initial trend rate                            8.00%        9.00%
                                                   ====         ====
     Ultimate trend rate                           5.00%        5.00%
                                                   ====         ====



   The net postretirement benefits cost recognized in the consolidated statements of income for 1997, 1996 and 1995 included the following components:


                                      1997    1996      1995
   Service cost                      $1.8      $1.8     $1.5
   Interest cost on projected
     benefit obligation               3.3       3.4      3.6
   Actual return on assets           (1.9)     (1.3)    (2.1)
   Amortization of transition
     obligation                       1.5       1.5      1.5
   Amortization and deferrals         0.5       0.3      1.3
                                     ----      ----     ----
         Net postretirement
           benefits cost             $5.2      $5.7     $5.8
                                     ====      ====     ====

   Increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $2.7 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $0.4.

   During 1997, WP&L expensed $1.7 for an early retirement program for eligible bargaining unit employees.

   NOTE 6.  INCOME TAXES

   The following table reconciles the statutory federal income tax rate to the effective income tax rate on continuing operations:


                                         1997      1996       1995
   Statutory federal income tax
     rate                                35.0%    35.0%       35.0%
   State income taxes, net of
     federal benefit                      5.7      6.1         5.0
   Investment tax credits restored       (1.7)    (1.4)       (1.5)
   Amortization of excess deferred
     taxes                               (1.3)    (1.3)       (1.4)
   Adjustment of prior period
     taxes                               (2.1)    --          --
   Other differences, net                 1.4      1.1        (0.4)
                                         ----     ----        ----
      Effective income tax               37.0%    39.5%       36.7%
                                         ====     ====        ====


   The breakdown of income tax expense as reflected in the consolidated statements of income is as follows:

                                      1997       1996       1995
   Current federal                     $32.3    $37.9     $29.8
   Current state                         6.5      9.6       7.0
   Deferred                              4.9      8.2      10.7
   Investment tax credit restored       (1.9)    (1.9)     (1.9)
                                        ----     ----      ----
                                       $41.8    $53.8     $45.6
                                        ====     ====      ====

   The temporary differences that resulted in accumulated deferred income tax (assets) and liabilities as of December 31, 1997 and 1996, are as follows:

                                              1997            1996
   Property related                           $287.2         $276.1
   Investment tax credit related               (23.5)         (19.9)
   Decommissioning related                     (16.0)         (14.5)
   Other                                         4.0            3.1
                                               -----          -----
                                              $251.7         $244.8
                                               =====          =====


   NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT

   WP&L and its subsidiaries maintain committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $70.0 as of December 31, 1997. Information regarding short-term debt and lines of credit is as follows:

                                             1997        1996        1995
    As of year end--
       Lines of credit borrowings               -           -           -
       Commercial paper outstanding         $81.0       $59.5       $56.5
       Notes payable outstanding                -       $10.0       $16.0
       Discount rates on commercial
        paper                          5.48-5.90%  5.35-5.65%  5.73-5.77%
       Interest rates on notes
        payable                               N/A       5.95%  5.80-5.83%

    For the year ended--
       Maximum month-end amount of
        short-term debt                     $81.0       $69.5       $80.0
       Average amount of short-term
        debt (based on daily
        outstanding balances)               $49.2       $33.9       $48.8
       Average interest rate on
        short-term debt                     5.64%       5.86%       5.90%

   NOTE  8.  DERIVATIVE FINANCIAL INSTRUMENTS

   WP&L has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks.

   Interest rate swaps and forward contracts: WP&L enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate debt and fees associated with the sale of its accounts receivable. The notional principal amount of interest rate swaps outstanding as of December 31, 1997, was $40.0. Average variable rates are based on rates implied in the forward yield curve at the reporting date. The average pay and receive rates associated with these agreements are 4.11% and 3.61%, respectively. The swap agreements have contract maturities from three months to two years. It is not WP&L's intent to terminate these contracts; however, the total cost to WP&L if it had terminated all of the agreements existing at December 31, 1997, would have been $0.2.

   In 1995, WP&L entered into an interest rate forward contract related to the anticipated issuance of $60.0 of long-term debt securities. The securities were not issued in 1996 and the forward contract was closed which resulted in a gain of $0.8 to WP&L. The gain was deferred and was recognized as an adjustment to interest expense over the life of the debt securities issued during 1997 as discussed in Note 10(b).

   On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105.0 of long-term debt securities. The securities were issued in June 1997 and the forward contract was settled which resulted in a cash payment of $3.8 by WP&L. This payment was recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

   Gas Swaps: WP&L uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The notional amount of gas commodity swaps outstanding as of December 31, 1997 was 4.8 million dekatherms. Variances between underlying commodity prices and financial contracts on these agreements are deferred and recognized as increases or decreases in the cost of gas at the time the storage gas is sold. It is not WP&L's intent to terminate these contracts; however, the total cost to WP&L if it had terminated all of the agreements existing at December 31, 1997, would have been a gain of $1.0.

   NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Current Assets and Current Liabilities - The carrying amount approximates fair value due to the short maturities of these financial instruments.

   Nuclear Decommissioning Trust Funds - As of December 31, 1997 and 1996, the investments in the nuclear decommissioning trust fund are carried at fair value, as reported by the trustee. The balance as shown on the consolidated balance sheets included a net unrealized gain of $16.4 and $9.4 as of December 31, 1997 and 1996, respectively.

   Preferred Stock of WP&L - Based on quoted market prices for the same or similar issues.

   Long-Term Debt - Based upon the market yield of similar securities and quoted market prices on the current rates for debt of the same remaining maturities.

   The estimated fair values of financial instruments at December 31, 1997 and 1996:

                                        1997                  1996
                                Carrying     Fair     Carrying     Fair
                                  Value      Value      Value      Value
   Nuclear decommissioning
    trust funds                    $112.4   $112.4       $90.7      $90.7
   Preferred stock                   60.0     51.7        60.0       47.7
   Long-term debt, including
    current portion                 420.4    449.3       370.6      387.0

   Since WP&L is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of WP&L's nuclear decommissioning trust funds and long-term debt may not be realized by its shareowners.

   NOTE 10.  CAPITALIZATION

   a.  Common Shareowners' Investment

   A retail rate order effective April 29, 1997, requires WP&L to maintain a utility common equity level of 52.00% of total utility capitalization. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent that are in excess of the level forecasted in the rate order ($58.3), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on a 13-month average for 1997, WP&L's common equity ratio was 52.56%.

   b.  Long-Term Debt

   Substantially, all of WP&L's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt of WP&L are as follows: $8.9 in 1998, $0.0 in 1999, $1.9 in 2000, $0.0 in 2001 and $0.0
   in 2002.

   In June 1997, WP&L issued $105.0 of 7.00% Debentures due June 15, 2007. Approximately $50.0 of the net proceeds was used to repay maturing short-term debt and finance utility construction expenditures. The balance of the proceeds was used to retire the $55.0 of WP&L's First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

   NOTE 11. COMMITMENTS AND CONTINGENCIES

   a.    Coal Contract Commitments

   To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately 12.5 million tons through December 31, 2002. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $36.0 in 1998, $29.0 in 1999, $9.0 in 2000, $9.0 in 2001 and $4.0 in 2002.

   b.   Purchased Power and Gas

   Under firm purchased power and gas contracts, WP&L is obligated as follows:

                                       Power          Gas
    1998                               $72.0        $37.0
    1999                                76.3         32.7
    2000                                86.5         27.1
    2001                                38.1         22.4
    2002                                28.0         18.0
    Thereafter                          58.0         29.6

   c.   Manufactured Gas Plant Sites

   WP&L has a current or previous ownership interest in 11 properties, consisting of 14 individual sites, associated in the past with the production of manufactured gas. Some of these sites contain coal tar waste products which may present an environmental hazard. WP&L owns six of these sites, three are currently owned by municipalities and the remaining five are all or partially owned by private companies.

   WP&L conducted a comprehensive review in the third quarter of 1997 of its liability at each of the 14 sites. This comprehensive review considered several recent significant developments and resulted in a reduction in the estimate of the probable liability for cleanup. At December 31, 1997 the liability is $9.2. In addition, management believes it is possible, but not likely, that an additional $3.2 of remediation costs may be incurred. In 1996, the Wisconsin Department of Natural Resources (DNR) approved less costly containment and control strategies as an alternative to excavation processes at two sites. The decline in the liability of approximately $65.0 from December 31, 1996 to December 31, 1997, is due to the successful implementation of these strategies at those two sites and several additional sites. Further reductions in the liability resulted from WP&L receiving an additional close out letter from the DNR, bringing the total number of sites with close out letters to four.

   The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities, and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. Changes in the estimate are reasonably possible in the near term.

   Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and collected from gas customers over a five year period after new rates are implemented. Although no assurance can be given, management currently believes future costs will also be recovered in rates. The associated regulatory asset is $16.3 as of December 31, 1997.

   d.   Spent Nuclear Fuel and Decommissioning Costs

   The current cost of WP&L's share of the estimated costs to decommission Kewaunee ($181.3), assuming early retirement, exceeds the trust assets at December 31, 1997 ($112.4) by $68.9. The costs of decommissioning are assumed to escalate at an annual rate of 5.83%.

   As required by the PSCW and FERC, WP&L makes annual contributions to qualified and nonqualified external trust funds to provide for decommissioning of Kewaunee. The Company's annual contribution is $14.3 for 1997 and $10.7 for 1996 and 1995. Thess amounts are fully recovered in rates. The after-tax income of the external trust funds was $3.2, $2.7 and $2.8 for 1997, 1996 and 1995, respectively.

   Decommissioning costs, which include the annual contribution to external trust funds and earnings on the assets of these trusts, are recorded as depreciation expense in the consolidated statements of income with the cumulative amount included in the accumulated provision for depreciation on the consolidated balance sheets. As of December 31, 1997, the total decommissioning costs included in the accumulated provision for depreciation were $112.4 .

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy
   (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently there is on-site storage capacity for spent fuel through the year 2001. An investment of approximately $2.5 could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

   The following summarizes WP&L's investment in nuclear fuel at December 31, 1997 and 1996:

                                                   1997          1996
    Original cost of nuclear fuel                $169.6        $166.4
    Less-Accumulated amortization                 150.5         147.0
                                                  -----         -----
       Nuclear fuel, net                          $19.1        $ 19.4
                                                  =====         =====

   e.    Nuclear Performance

   WP&L has a 41% ownership interest in Kewaunee. Kewaunee resumed operations on June 12, 1997 after being out of service since September 21, 1996 for refueling and repairs to the steam generator tubes. The joint owners continue to analyze and discuss other options related to the future of Kewaunee, including various ownership transfer alternatives.

   f.    Nuclear Insurance

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $32.5 per incident, not to exceed $4.1 payable in any given year.

   Through its membership in Nuclear Mutual Limited and Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $1.8 billion for loss from damage at Kewaunee. In addition, WP&L maintains outage and replacement power insurance coverage totaling $101.4 in the event an outage exceeds 21 weeks.

   g.   Planned Capital Expenditures

   Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   NOTE 12. SEGMENT INFORMATION

   The following table sets forth certain information relating to WP&L's consolidated continuing operations:

                                       1997          1996         1995
    Operation information:
      Customer revenues--
         Electric                    $634.1        $589.5       $546.3
         Gas                          155.9         165.6        139.2
         Water                          4.7           4.2          4.2

      Operating income (loss)--
         Electric                    $125.9        $136.3       $134.2
         Gas                           13.7          18.9         17.0
         Water and other (a)          (0.5)           2.7          2.2

    Investment information:
      Identifiable assets,
      including allocated common
      plant at December 31--
         Electric                  $1,245.2      $1,225.3     $1,226.8
         Gas                          193.6         262.1        250.6
         Water                         22.4          21.4         20.1
         Assets not allocated         203.4         169.0        143.6

    Other information:
      Construction,
      decommissioning and
      nuclear fuel--
         Electric                    $123.8        $125.9       $122.3
         Gas                           15.3          18.0         16.9
         Water                          2.1           1.7          2.1

      Depreciation expense--
         Electric                     $91.2         $74.5        $71.4
         Gas                           12.3           9.8          9.6
         Water                          0.8           0.7          0.2

   (a) Certain reclassifications have been made to the 1995 and 1996 figures to conform with the 1997 presentation.


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 relating to directors and nominees for election of directors at the 1998 Annual Meeting of Shareowners will be incorporated herein by reference to the relevant information in WP&L's Proxy Statement for the 1998 Annual Meeting of Shareowners (the 1998 Proxy Statement) upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission. The executive officers of the registrant as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1997):

   Executive Officers of WP&L

   Erroll B. Davis, Jr., 53, was elected President and Chief Executive Officer effective August 1988 and has been a board member since April 1984. Mr. Davis was elected President of WPL Holdings, Inc. in January 1990 and Chief Executive Officer of WPL Holdings, Inc. in July 1990. He has served as a director of WPL Holdings, Inc. since March 1998.

   A.J. (Nino) Amato, 46, was elected Senior Vice President effective October 1993. He previously served as Vice President-Marketing and Strategic Planning from 1992 to 1993.

   William D. Harvey, 48, was elected Senior Vice President effective October 1993. He previously served as Vice President-Natural Gas and General Counsel from 1992 to 1993.

   Eliot G. Protsch, 44, was elected Senior Vice President effective October 1993. He previously served as Vice President-Customer Services and Sales from 1992 to 1993.

   Daniel A. Doyle, 39, was elected Vice President-Power Production effective April 1996. He previously served as Vice President-Finance, Controller and Treasurer from 1994 to 1996, as Controller and Treasurer from 1993 to 1994 and Controller from 1992 to 1993.

   Barbara J. Swan, 46, was elected Vice President-General Counsel effective December 1994. She previously served as General Counsel from 1993 to 1994 and Associate General Counsel from 1987 to 1993.

   Pamela J. Wegner, 50, was elected Vice President-Information Services and Administration effective October 1994. Prior to joining the Company, she was the Administrator of the Division of Finance and Program Management in the Wisconsin Department of Administration from 1987 to 1994.

   Kim K. Zuhlke, 44, was elected Vice President-Customer Services and Sales effective October 1993. He previously served as Director of Marketing and Sales Services from 1991 to 1993.

   Joseph E. Shefchek, 41, was elected Assistant Vice President-Environmental Affairs and Research effective December 1994. He previously served as Director of Environmental Affairs and Research from 1991 to 1994.

   Edward M. Gleason, 57, was elected Corporate Treasurer, Controller and Secretary of WP&L effective May 1996. He previously served as Corporate Secretary of WP&L and WPL Holdings, Inc. and Vice President and Treasurer of WPL Holdings, Inc. from 1993 to 1996 and Vice President-Finance and Treasurer of WP&L from 1986 to 1993. Mr. Gleason functions as principal financial officer of WPL Holdings, Inc. and WP&L.

   Susan J. Kosmo, 51, was elected Assistant Controller effective September 1995. She previously served as Trust Investments and Investor Relations Supervisor from 1992 to 1995.

   David A. Ramos, 41, was elected Assistant Controller effective January 1995. He previously served as Manager of Budgets, Rates and Cost Accounting from 1994 to 1995 and Manager of Budgets and Rates from 1992 to 1994.

   Steven F. Price, 45, was elected Assistant Corporate Secretary effective April 1992 at WPL Holdings, Inc. and WP&L and Assistant Treasurer effective April 1992 at WPL Holdings, Inc.

   Robert A. Rusch, 35, was elected Assistant Treasurer effective September 1995. He previously served as Financial Analyst from 1989 to 1995.

   NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director.

   Executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

   ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 will be incorporated herein by reference to the relevant information in the 1998 Proxy Statement upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   The information required by Item 12 will be incorporated herein by reference to the relevant information in the 1998 Proxy Statement upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 will be incorporated herein by reference to the relevant information in the 1998 Proxy Statement upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

   (a) (1)     Consolidated Financial Statements

     Refer to Index to Financial Statements at Item 8 "Financial Statements and Supplementary Data."

    (a) (2)    Financial Statement Schedules:  None

     All schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

    (a) (3)    Exhibits Required by Securities and Exchange Commission
   Regulation S-K

     The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

     2A* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to WPLH's Current Report on Form 8-K, dated November 10, 1995)

     2B* Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware Corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company, a Wisconsin Corporation (incorporated by reference to Exhibit 2.1 to WPLH's Current Report on Form 8-K, dated May 22, 1996)

     2C* Amendment No. 2 to Agreement and Plan of Merger, dated August 16, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware Corporation, WPLH Acquisition Co. and Interstate Power Company, a Wisconsin Corporation (incorporated by reference to Exhibit 2.1 to WPLH's Current Report on Form 8-K, dated August 15, 1996)

     2D* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and IES Industries Inc. (incorporated by reference to Annex B to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

    2E* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and Interstate Power Company. (incorporated by reference to Annex C to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2F* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and WPL Holdings, Inc. (incorporated by reference to Annex D to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2G* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries, Inc. and Interstate Power Company. (incorporated by reference to Annex E to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2H* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and WPL Holdings, Inc. (incorporated by reference to Annex F to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2I* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and IES Industries Inc. (incorporated by reference to Annex G to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     3A* Restated Articles of Incorporation of WP&L, as amended (incorporated by reference to Exhibit 3.1 of WP&L's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     3B* By-Laws of WP&L, as amended (incorporated by reference to Exhibit 3B to WP&L's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

     4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951,
            April 1, 1952, September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962, August 1, 1968, June 1, 1969, October 1,
            1970, July 1, 1971, April 1, 1974, December 1, 1975, May 1,
            1976, May 15, 1978, August 1, 1980, January 15, 1981, August 1,
            1984, January 15, 1986, June 1, 1986, August 1, 1988, December
            1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May
            1, 1992, June 1, 1992 and July 1, 1992 (Second Amended
            Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended
            Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended
            Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988, Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

     4B* Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))


     4C* Officers' Certificate, dated as of June 25, 1997, creating the 7% debentures due June 15, 2007 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

     10A*# Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

     10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

     10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1990)

    10C.1*# Officer's Deferred Compensation Plan II, as adopted September
            1992 (incorporated by reference to Exhibit 10C.1 to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

    10C.2*# Officer's Deferred Compensation Plan III, as adopted January
            1993 (incorporated by reference to Exhibit 10C.2 to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1993)

    10F*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

    10H*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

    10I*# Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10I to WPL Holdings,
            Inc.'s Form 10-K for the year ended    December 31, 1995)

    10J*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

    10K*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr. (incorporated by reference to Exhibit 4.2 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

    10L*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch, and A.J. Amato (incorporated by reference to Exhibit
            4.3 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

    10M*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner, and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

    10N*# Restricted Stock Agreement -- Lance W. Ahearn (incorporated by reference to Exhibit 10J to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

    10O*#   Restricted Stock Agreement -- Erroll B. Davis, Jr.
            (incorporated by reference to Exhibit 10O to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1994.)

    21      Subsidiaries of Wisconsin Power and Light Company

    27      Financial Data Schedule of Wisconsin Power and Light Company


   Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the company.

   Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by WPL Holdings, Inc. under the Securities Exchange Act of 1934, as amended, are under File
   No. 1-9894.

   # - A management contract or compensatory plan or arrangement.


   (b)Reports on Form 8-K:     None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1998.

        WISCONSIN POWER AND LIGHT COMPANY

           By: /s/ Erroll B. Davis, Jr.
               Erroll B. Davis, Jr.
               President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 1998.


   /s/ Erroll B. Davis, Jr.      President, Chief Executive Officer and
   Erroll B. Davis, Jr.          Director (Principal Executive Officer)



   /s/ Edward M. Gleason         Corporate Treasurer, Controller and Corporate
   Edward M. Gleason             Secretary (Principal Financial and
                                 Accounting Officer)



                           Director  /s/ Milton E. Neshek      Director
   L. David Carley                   Milton E. Neshek



   /s/ Rockne G. Flowers   Director                            Director
   Rockne G. Flowers                 Henry C. Prange



                           Director                            Director
   Donald R. Haldeman                Carol T. Toussaint



   /s/ Katharine C. Lyall  Director  /s/ Judith D. Pyle        Director
   Katharine C. Lyall                Judith D. Pyle


   /s/ Arnold M. Nemirow   Director
   Arnold M. Nemirow

                             EXHIBIT INDEX

  Exhibit No.            Description

     21           List of Subsidiaries

     27           Financial Data Schedule [EDGAR version only]