Form 10-K405/A
period 1997-12-31
WISCONSIN POWER & LIGHT CO
filed 1998-04-30
CIK 107832

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

                   Name of Registrant, State of Incorporation,  IRS Employer
    Commission     Address of Principal Executive Offices and   Identification
    File Number    Telephone Number                                Number
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

   DOCUMENTS INCORPORATED BY REFERENCE:

   None

   On April 21, 1998, the merger involving IES Industries Inc. (IES Industries) (the former parent of IES Utilities Inc. (IES)), Interstate Power Company (IPC) and WPL Holdings, Inc. was completed (the Merger), after which the name of Wisconsin Power and Light Company's (the Company's) parent changed from WPL Holdings, Inc. to Interstate Energy Corporation (IEC). The Company remains a subsidiary of IEC.

   The Company hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to provide in their entirety as follows:

   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of the Company as of the date of this filing is set forth below.

   Election of Directors of Wisconsin Power and Light Company

   Eleven directors are to be elected at the Company's Annual Meeting of Shareowners scheduled to be held on June 17, 1998. Joyce L. Hanes, Arnold
   M. Nemirow, Jack R. Newman, Judith D. Pyle, and David Q. Reed are nominees to hold office for a term expiring in 2001; Lee Liu, Robert W. Schlutz and Wayne H. Stoppelmoor are nominees to hold office for a term expiring in 2000; and Alan B. Arends, Robert D. Ray and Anthony R. Weiler are nominees to hold office for a term expiring in 1999. All nominees are currently directors of the Company. All persons elected as directors will serve until the Annual Meeting of Shareowners of the Company in the year their respective term expires, or until their successors have been duly elected and qualified. A proxy statement for the 1998 Annual Meeting will be mailed to shareowners in advance of such meeting.

   Brief biographies of the director nominees and continuing directors follow. These biographies include their age (as of December 31, 1997), an account of their business experience, and the names of publicly-held and certain other corporations of which they are also directors. Except as otherwise indicated, each nominee and continuing director has been engaged in his or her present occupation for at least the past five years.

   Nominees

   For Terms Expiring in 2001

   Joyce L. Hanes           Principal Occupation:  Director and Chair of
                            Midwest Wholesale Inc.
                            Age:  65
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual meeting at which nominated term of office
                            will expire:  2001

   Other Information: Ms. Hanes has been a director of Midwest Wholesale Inc., Mason City, Iowa since 1970. She was re-elected Chair of the Board of that company in December, 1997, having previously served as Chair from 1986 to 1988. Ms. Hanes has served as a director of IPC since 1982, and of IES and IEC since the consummation of the Merger.

   Arnold M. Nemirow        Principal Occupation:  Chairman, President and
                            Chief Executive Officer, Bowater, Inc. (a pulp
                            and paper manufacturer), Greenville, South
                            Carolina.
                            Age:  54
                            Served as a director of the Company since 1994.
                            Annual Meeting at which nominated term of office
                            will expire:  2001

   Other Information: Mr. Nemirow served as President, Chief Executive Officer and Director of Wausau Paper Mills Company, a pulp and paper manufacturer, from 1990 until joining Bowater, Inc., in September 1994. Mr. Nemirow has served as a director of IEC since 1991, and of IES and IPC since the consummation of the Merger. He is a member of the New York Bar.

   Jack R. Newman           Principal Occupation: Partner of Morgan, Lewis &
                            Bockius, an international law firm based in
                            Washington, D.C.
                            Age:  64
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which nominated term of office
                            will expire:  2001

   Other Information:       Mr. Newman has been engaged in private practice
   since 1967 and has been a partner of Morgan, Lewis & Bockius since December 1, 1994. Prior to joining Morgan, Lewis & Bockius, he was a partner in the law firms Newman & Holtzinger and Newman, Bouknight & Edgar. He has served as nuclear legal counsel to IES since 1968. He advises a number of utility companies on nuclear power matters, including many European and Asian companies. Mr. Newman is a member of the Bar of the State of New York, the Bar Association of the District of Columbia, the Association of the Bar of the City of New York, the Federal Bar Association and the Lawyers Committee of the Edison Electric Institute. Mr. Newman has served as a director of IES since 1994, and of IEC and IPC since the consummation of the Merger.

   Judith D. Pyle           Principal Occupation:  Vice Chair of The Pyle
                            Group, a financial services company, Madison,
                            Wisconsin.
                            Age:  54
                            Served as a director of the Company since 1994.
                            Annual Meeting at which nominated term of office
                            will expire:  2001

   Other Information: Prior to assuming her current position, Ms. Pyle served as Vice Chair and Senior Vice President of Corporate Marketing of Rayovac Corporation (a battery and lighting products manufacturer), Madison, Wisconsin. Ms. Pyle is a director of Firstar Corporation. She is also a member of the Board of Visitors at the University of Wisconsin School of Human Ecology. Further, Ms. Pyle is a member of Boards of Directors of the United Way Foundation, Greater Madison Chamber of Commerce, Madison Art Center, Wisconsin Taxpayers Alliance, Children's Theatre of Madison, and is a trustee of the White House Endowment Fund. Ms. Pyle has served as a director of IEC since 1992, and of IES and IPC since the consummation of the Merger.

   David Q. Reed            Principal Occupation:  Independent practitioner
                            of law in Kansas City, Missouri.
                            Age:  66
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which nominated term of office
                            will expire:  2001

   Other Information:       Mr. Reed has been engaged in the private
   practice of law since 1960. He is a member of the American Bar Association, the Association of Trial Lawyers of America, the Missouri Association of Trial Lawyers, the Missouri Bar and the Kansas City Metropolitan Bar Association. Mr. Reed has served as a director of IES (or predecessor companies) since 1967, and of IEC and IPC since the consummation of the Merger.

   For Terms Expiring in 2000

   Lee Liu                  Principal Occupation:  Chairman of the Board of
                            IEC.
                            Age:  64
                            Served as a director of the Company since the consummation of the Merger.
                            Annual Meeting at which current term of office will expire: 2000

   Other Information:       Mr. Liu has served as Chairman of the Board of
   IEC since the consummation of the Merger. Mr. Liu was Chairman of the Board and Chief Executive Officer of IES Industries Inc. and Chairman of the Board and Chief Executive Officer of IES prior to the Merger. Mr. Liu has held a number of professional, management and executive positions after joining Iowa Electric Light and Power Company (later known as IES Utilities Inc.) in 1957. He is a director of HON Industries Inc., an office equipment manufacturer in Muscatine, Iowa; McLeodUSA Inc., a telecommunications company in Cedar Rapids, Iowa; Principal Financial Group, an insurance company in Des Moines, Iowa; and Eastman Chemical Company, a diversified chemical company in Kingsport, Tennessee. He also serves as a trustee for Mercy Medical Center, a hospital in Cedar Rapids, Iowa and is a member of the University of Iowa College of Business Board of Visitors. Mr. Liu has served as a director of IES (or predecessor companies) since 1981, and of IEC and IPC since the consummation of the Merger.

   Robert W. Schlutz        Principal Occupation:  President of Schlutz
                            Enterprises, a diversified farming and retailing
                            business in Columbus Junction, Iowa.
                            Age:  62
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which current term of office
                            will expire:  2000

   Other Information: Mr. Schlutz is a director of PM Agri-Nutritional Group Inc., an animal health business in St. Louis, Missouri, and the Iowa Foundation for Agricultural Advancement. Mr. Schlutz is President of the Iowa State Fair Board and member of various community organizations. He also served on the National Advisory Council for the Kentucky Fried Chicken Corporation. He is a past Chairman of the Environmental Protection Commission for the State of Iowa. Mr. Schlutz has served as a director of IES (or predecessor companies) since 1989, and of IEC and IPC since the consummation of the Merger.

   Wayne H. Stoppelmoor     Principal Occupation:  Vice Chairman of the
                            Board of IEC.
                            Age:  63
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which current term of office
                            will expire:  2000

   Other Information: Mr. Stoppelmoor has served as Vice Chairman of the Board of Directors of IEC since the consummation of the Merger. Prior thereto, Mr. Stoppelmoor had served as Chairman, President and Chief Executive Officer of IPC. He retired as President of IPC on October 1, 1996 and as Chief Executive Officer on January 1, 1997. Mr. Stoppelmoor has served as a director of IPC since 1986, and of IEC and IES since the consummation of the Merger.

   For Terms Expiring in 1999

   Alan B. Arends           Principal Occupation:  Chairman of the Board of
                            Directors of Alliance Benefit Group Financial
                            Services Corp. (formerly Arends Associates,
                            Inc.,) of Albert Lea, Minnesota, an employee
                            benefits company.
                            Age:  64
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which current term of office
                            will expire:  1999

   Other Information: Mr. Arends founded Alliance Benefit Group Financial Services Corp. in 1983. Mr. Arends has served as a director of IPC since 1993, and of IEC and IES since the consummation of the Merger.

   Robert D. Ray            Principal Occupation:  Retired President and
                            Chief Executive Officer of IASD Health Services
                            Inc. (formerly Blue Cross and Blue Shield of
                            Iowa, Western Iowa and South Dakota), an
                            insurance firm in Des Moines, Iowa.
                            Age:  69
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which current term of office
                            will expire:  1999

   Other Information: Mr. Ray served as Governor of the State of Iowa for fourteen years, and was the United States Delegate to the United Nations in 1984. He is a director of the Maytag Company, an appliance manufacturer in Newton, Iowa. He also serves as Chairman of the National Leadership Commission on Health Care Reform and the National Advisory Committee on Rural Health Care. Mr. Ray is Chairman of the Board of Governors, Drake University, Des Moines, Iowa, and a member of the Iowa Business Council. Mr. Ray has served as a director of IES (or predecessor companies) since 1987, and of IEC and IPC since the consummation of the Merger.

   Anthony R. Weiler        Principal Occupation:  Senior Vice President,
                            Merchandising, for Heilig-Meyers Company, a
                            national furniture retailer in Richmond,
                            Virginia.
                            Age:  61
                            Served as a director of the Company since the
                            consummation of the Merger.
                            Annual Meeting at which current term of office
                            will expire:  1999

   Other Information: Mr. Weiler was previously Chairman and Chief Executive Officer of Chittenden & Eastman Company, a national manufacturer of mattresses in Burlington, Iowa. He was employed by Chittenden & Eastman in various management positions from 1960 to 1995. Mr. Weiler joined Heilig-Meyers Company as Senior Vice President of Merchandising in 1995. Mr. Weiler is Chairman of the National Home Furnishings Association and a director of the Retail Home Furnishings Foundation. He is a trustee of NHFA Insurance and a past director of the Burlington Area Development Corporation, the Burlington Area Chamber of Commerce and various community organizations. Mr. Weiler has served as a director of IES (or predecessor companies) since 1991, and of IEC and IPC since the consummation of the Merger.

   Continuing Directors

   Erroll B. Davis, Jr.     Principal Occupation:  President and Chief
                            Executive Officer of IEC and Chief Executive Officer
                            of its subsidiaries, including the Company.
                            Age:  53
                            Served as a director of the Company since 1984.
                            Annual Meeting at which current term of office
                            will expire:  2000

   Other Information: Mr. Davis was elected President of IEC in January, 1990, and was elected President and Chief Executive Officer of IEC effective July 1, 1990. Mr. Davis joined the Company in August, 1978 and was elected President in July, 1987. He was elected as President and Chief Executive Officer of the Company in August, 1988. Mr. Davis has also served as Chief Executive Officer of IES and IPC since the consummation of the Merger. He is a director of the Edison Electric Institute, Amoco Oil Company, Competitive Wisconsin, Inc., PPG Industries, Inc., and the Wisconsin Utilities Association. Mr. Davis is also a director and past chair of the Wisconsin Association of Manufacturers and Commerce, former director and vice chair of Forward Wisconsin, and director and acting chair of the Electric Power Research Institute, past director of the Association of Edison Illuminating Companies, and the American Gas Association. Mr. Davis is also a member of the Iowa Business Council. Mr. Davis has served as a director of IEC since 1982, and of IES and IPC since the consummation of the Merger.

   Rockne G. Flowers        Principal Occupation:  Chief Executive Officer
                            of Nelson Industries, Inc. (a muffler, filter,
                            industrial silencer, and active sound and
                            vibration control technology and manufacturing
                            firm), Stoughton, Wisconsin (a subsidiary of
                            Cummins Engine Company).
                            Age:  66
                            Served as a director of the Company from 1979 to
                            1990 and since 1994.
                            Annual Meeting at which current term of office
                            will expire:  1999

   Other Information: Mr. Flowers is a director of Digisonix, Inc.; American Family Mutual Insurance Company; Janesville Sand and Gravel Company; M&I Bank of Southern Wisconsin; Meriter Health Services, Inc.; Meriter Hospital; the Wisconsin History Foundation, and University Research Park. Mr. Flowers has served as a director of IEC since 1981, and of IES and IPC since the consummation of the Merger.

   Katharine C. Lyall       Principal Occupation:  President, University of
                            Wisconsin System, Madison, Wisconsin.
                            Age:  56
                            Served as a director of the Company since 1986.
                            Annual Meeting at which current term of office
                            will expire:  1999

   Other Information: Ms. Lyall has served as President of the University of Wisconsin System since April 1992. Prior thereto, she served as Executive Vice President of the University of Wisconsin System. She also serves on the Board of Directors of the Kemper National Insurance Companies and the Carnegie Foundation for the Advancement of Teaching. She is a member of a variety of professional and community organizations, including the American Economic Association; Carnegie Foundation for Advancement of Teaching (President, Board of Trustees); the Wisconsin Academy of Sciences, Arts and Letters; the American Red Cross (Dane County); Competitive Wisconsin, Inc.; and Forward Wisconsin. In addition to her administrative position, she is a professor of economics at the University of Wisconsin-Madison. Ms. Lyall has served as a director of IEC since 1994, and of IES and IPC since the consummation of the Merger.

   Milton E. Neshek         Principal Occupation:  Special Consultant to the
                            Kikkoman Corporation, Tokyo, Japan, and General
                            Counsel and Secretary of Kikkoman Foods, Inc.
                            and Manager, New Market Development, Kikkoman
                            Foods, Inc. (a food products manufacturer),
                            Walworth, Wisconsin.
                            Age:  67
                            Served as a director of the Company since 1984.
                            Annual Meeting at which current term of office
                            will expire:  2000

   Other Information: Mr. Neshek is a director of Kikkoman Foods, Inc.; Midwest U.S.-Japan Association; Regional Transportation Authority (for southeast Wisconsin); and Wisconsin-Chiba, Inc. He is a fellow in the American College of Probate Counsel. Mr. Neshek is a member of the Walworth County Bar Association, the State Bar of Wisconsin, and the American Judicature Society. Mr. Neshek is also a member of the Wisconsin Sesquicentennial Commission and a member of its Executive and Finance Committee. Mr. Neshek is a member of the Wisconsin International Trade Council (WITCO) and is Chairman of the WITCO International Education Task Force. Mr. Neshek has served as a director of IEC since 1986, and of IES and IPC since the consummation of the Merger.

   Section 16(a) Beneficial Ownership Reporting Compliance

   The Company's directors, its executive officers, and certain other officers are required to report their ownership of IEC's common stock and the Company preferred stock and any changes in that ownership to the Securities and Exchange Commission. To the best of the Company's knowledge, all required filings in 1997 were properly made in a timely fashion. In making the above statements, the Company has relied on the representations of the persons involved and on copies of their reports filed with the Securities and Exchange Commission.

   Executive Officers of the Company

   The executive officers of the registrant as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1997):

   Erroll B. Davis, Jr., 53, was elected Chief Executive Officer effective April 1998. He previously served as President and Chief Executive Officer of the Company since 1988 and has been a board member since 1984.

   William D. Harvey, 48, was elected President effective April 1998. He previously served as Senior Vice President since 1993 and Vice President-Natural Gas and General Counsel from 1992 to 1993.

   Daniel A. Doyle, 39, was elected Vice President-Fossil Plants effective April 1998. He previously served as Vice President-Power Production since 1996, Vice President-Finance, Controller and Treasurer from 1994 to 1996, Controller and Treasurer from 1993 to 1994 and Controller from 1992 to 1993.

   John E. Ebright, 54, was elected Vice President-Controller effective April 1998. He previously served as Controller and Chief Accounting Officer since 1996 at IES Industries Inc. and IES Utilities Inc. Prior to joining the company he was Vice President and Controller from 1987 to 1996 at MidCon Corp., a subsidiary of Occidental Petroleum Corporation.

   Dean E. Ekstrom, 50, was elected Vice President-Sales and Service effective April 1998. He previously served as Vice President-
   Administration since 1996 and Vice President-Management Systems from 1994 to 1996 at IES Industries Inc. and Vice President and General Manager from 1993 to 1994 at Iowa Southern Utilities Company.

   John F. Franz Jr., 58, was elected Vice President-Nuclear Operations effective April 1998. He previously served as Vice President-Nuclear since 1992 at IES Utilities Inc.

   Edward M. Gleason, 57, was elected Vice President-Treasurer and Corporate Secretary effective April 1998. He previously served as Controller, Treasurer and Corporate Secretary of the Company since 1996, Corporate Secretary of the Company from 1993 to 1996 and Vice President-Finance and Treasurer of the Company from 1986 to 1993. He has also served as Vice President-Treasurer and Corporate Secretary of WPL Holdings, Inc. since 1993.

   Daniel L. Mineck, 49, was elected Vice President-Performance Engineering and Environmental effective April 1998. He previously served as Assistant Vice President-Corporate Engineering since 1996, Assistant Vice President-Nuclear from 1995 to 1996 and Manager-Economic Development from 1992 to 1995 at IES Utilities Inc.

   Kim K. Zuhlke, 44, was elected Vice President-Customer Operations effective April 1998. He previously served as Vice President-Customer Services and Sales since 1993 and Director of Marketing and Sales Services from 1991 to 1993.

   David L. Wilson, 51, was elected Assistant Vice President-Nuclear Operations effective April 1998. He previously served as Assistant Vice President-Nuclear since 1997, Facility Leader from 1996 to 1997, Plant Manager from 1995 to 1996 and Plant Supervisor-Nuclear from 1991 to 1995 at IES Utilities Inc.

   Donald D. Jannette, 55, was elected Assistant Corporate Secretary effective April 1998. He previously served as Assistant Secretary and Assistant Treasurer since 1989 at IPC.

   Steven F. Price, 45, was elected Assistant Treasurer effective April 1998. He previously served as Assistant Corporate Secretary since 1992 at WPL Holdings, Inc. and the Company and Assistant Treasurer since 1992 at WPL Holdings, Inc.

   Robert A. Rusch, 35, was elected Assistant Treasurer effective April 1998. He previously served as Assistant Treasurer since 1995 and Financial Analyst from 1989 to 1995.

   NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director.

   Executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.


   ITEM 11.  EXECUTIVE COMPENSATION

   Compensation of Directors

   No fees are paid to directors who are officers of the Company, its parent, IEC, or any of IEC's subsidiaries (presently Mr. Davis, Mr. Liu and Mr. Stoppelmoor). Non-management directors, each of whom serve on the Boards of the Company, IEC, IES, IPC and Alliant Industries Inc. (the holding company for IEC's nonregulated businesses), receive an annual retainer of $32,800 for service on all five boards. Travel expenses are paid for each meeting-day attended. All non-management directors also receive a 25% Company matching contribution in IEC common stock for limited optional cash purchases, up to $10,000, of the IEC's common stock through IEC's Shareowner Direct Plan. Matching contributions of $2,500 each for calendar year 1997 were made for the following directors: L. D. Carley, R.
   G. Flowers, D. R. Haldeman, K. C. Lyall, A. M. Nemirow, M. E. Neshek, H.
   C. Prange, J. D. Pyle, and C. T. Toussaint. Messrs. Carley, Haldeman and Prange and Ms. Toussaint retired as directors at the effective time of the Merger.

   Director's Charitable Award Program - A Director's Charitable Award Program is maintained for the members of the Company's Board of Directors beginning after three years of service. The purpose of the Program is to recognize the interest of the Company and its directors in supporting worthy institutions, and to enhance the Company's director benefit program so that the Company is able to continue to attract and retain directors of the highest caliber. Under the Program, when a director dies, the Company and/or IEC will donate a total of $500,000 to one qualified charitable organization, or divide that amount among a maximum of four qualified charitable organizations, selected by the individual director. The individual director derives no financial benefit from the Program. All deductions for charitable contributions are taken by the Company and IEC, and the donations are funded by the Company through life insurance policies on the directors. Over the life of the Program, all costs of donations and premiums on the life insurance policies, including a return of the Company's cost of funds, will be recovered through life insurance proceeds on the directors. The Program, over its life, will not result in any material cost to the Company.

   Director's Life Insurance Program - The Company maintains a split-dollar Director's Life Insurance Program for non-employee directors, beginning after three years of service, which provides a maximum death benefit of $500,000 to each eligible director. Under the split-dollar arrangement, directors are provided a death benefit only and do not have any interest in the cash value of the policies. The Life Insurance Program is structured to pay a portion of the total death benefit to the Company to reimburse the Company for all costs of the program, including a return on its funds. The Life Insurance Program, over its life, will not result in any material cost to the Company.

   Director Emeritus Program - In connection with the Merger, the Company put in place a Director Emeritus Program under which directors that retired from the Board as a result of the Merger are paid the same annual retainer fee as continuing directors for up to two years after they retire or until they reach age 71, whichever occurs first. This program is intended to apply only to directors who retired in connection with the Merger.

   Compensation of  Executive Officers

   The following Summary Compensation Table sets forth the total compensation paid by the Company for all services rendered during 1997, 1996, and 1995 to the Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers").

                                                     SUMMARY COMPENSATION TABLE
                                                              (Dollars)
                                                                                 Long-Term
                                                                            Compensation Awards
                                               Annual Compensation
                                                                                    Securities
                                                                    Other           Underlying
                                                                   Annual         Options/ SARs        All Other
     Name and Principal Position    Year   Salary 1     Bonus  Compensation 2       (Shares) 3       Compensation 4

    Erroll B. Davis, Jr.            1997    396,000    78,750           17,584             13,800            53,029
    President and CEO               1996    396,000   146,790           20,625             12,600            58,706
                                    1995    374,913   125,496           16,688             13,100            54,131

    William D. Harvey               1997    209,000    18,986           14,197              5,100            31,391
    Senior Vice President -         1996    209,000    82,104           10,227              4,650            27,875
      the Company                   1995    193,654    47,340            5,459              4,700            22,357

    Eliot G. Protsch                1997    200,200    26,400           10,414              5,100            24,353
    Senior Vice President -         1996    200,200    81,224            6,968              4,650            23,559
      the Company                   1995    182,000    47,520            3,951              4,700            18,362

    Anthony J. Amato 5              1997    160,404    20,262           13,086              5,100            26,418
    Senior Vice President -         1996    160,404    60,920            8,879              3,550            21,586
      the Company                   1995    148,964    40,046            4,887              3,650            17,156

    Daniel A. Doyle                 1997    157,130    10,139            6,733              3,900            17,121
    Vice President - Power          1996    149,150    46,865            3,053              2,800            12,180
      Production - the Company      1995    140,399    32,465            3,090              2,900            11,155

   ____________________

    1 Includes vacation days sold back to the Company. Does not include the portion of salary charged to IEC.
    2 Other Annual Compensation for 1997 consists of: Income tax gross-ups for reverse split-dollar life insurance: Mr. Davis - $11,903, Mr.
        Harvey - $5,289, Mr. Protsch - $2,608, Mr. Amato - $4,495, and Mr.
        Doyle - $3,096; Income tax gross-ups on financial counseling benefit: Mr. Davis - $5,681, Mr. Harvey - $8,908, Mr. Protsch -
        $7,806, Mr. Amato - $8,591, and Mr. Doyle - $3,727.
    3 Awards made in 1997 were in combination with contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1997".
    4 All Other Compensation for 1997 consists of: Matching contributions to 401(k) plan: Mr. Davis - $11,880, Mr. Harvey - $6,270 Mr. Protsch
        - $6,006, Mr. Amato - $3,895, and Mr. Doyle - $4,714; Financial counseling benefit: Mr. Davis - $6,160, Mr. Harvey - $9,659, Mr.
        Protsch - $9,783, Mr. Amato - $10,766 and Mr. Doyle - $4,671; Split dollar life insurance premiums: Mr. Davis - $22,084, Mr. Harvey -
        $9,729, Mr. Protsch - $8,296, Mr. Amato - $6,123, and Mr. Doyle -
        $3,969; Reverse split dollar life insurance: Mr. Davis - $12,905, Mr.
        Harvey - $5,733, Mr. Protsch - $3,268, Mr. Amato - $5,634 and Mr.
        Doyle - $3,767. The split dollar and reverse split dollar insurance premiums are calculated using the "foregone interest" method.
    5 Mr. Amato left the Company following the effective date of the Merger.


   Stock Options

   The following table sets forth certain information concerning options granted during 1997 to the executives named below:

                            OPTION/SAR GRANTS IN 1997

                                                                                                    Potential Realizable Value
                                                                                                   at Assumed  Annual Rates  of
                                                                                                   Stock Appreciation for Option
                                                        Individual Grants                                     Term 2

                                   Number of       % of Total
                                  Securities      Options/SARs
                                  Underlying       Granted to       Exercise or
                                 Options/SARs     Employees in      Base Price      Expiration
    Name                           Granted 1       Fiscal Year       ($/Share)          Date            5%             10%

    Erroll B. Davis, Jr.            13,800              17%              $28.00       1/2/07       $243,018        $615,814
    William D. Harvey                5,100               6%               28.00       1/2/07         89,811         227,613
    Eliot G. Protsch                 5,100               6%               28.00       1/2/07         89,811         227,613
    A. J. (Nino) Amato               3,900               5%               28.00       1/2/07         68,679         174,057
    Daniel A. Doyle                  3,250               4%               28.00       1/2/07         57,233         145,048

    1 Consists of non-qualified stock options to purchase shares of IEC common stock granted pursuant to IEC's Long Term Equity Incentive
        Plan. Options were granted on January 2, 1997, and will fully vest on January 2, 2000. These options were granted with an equal number of contingent dividend awards as described in the table entitled
        "Long-Term Incentive Awards in 1997" and have exercise prices equal to the fair market value of IEC shares on the date of grant. Upon a "change in control" of IEC as defined in the Plan or upon retirement, disability or death of the option holder, these options shall become immediately exercisable. Upon exercise of an option, the executive purchases all or a portion of the shares covered by the option by paying the exercise price multiplied by the number of shares as to which the option is exercised, either in cash or by surrendering common shares already owned by the executive.
    2 The hypothetical potential appreciation shown for the named executives is required by the Securities and Exchange Commission
        (SEC) rules. The amounts shown do not represent either the historical or expected future performance of the IEC common stock level of appreciation.

   The following table provides information for the executives named below regarding the number and value of unexercised options. No options were exercisable during 1997.


                     OPTION/SAR VALUES AT DECEMBER 31, 1997


                                 Number of Securities
                                Underlying Unexercised
                              Options/SARs at Fiscal Year  Value of Unexercised In-the-Money
                                         End                  Options/SARs at Year End 1
             Name            Exercisable   Unexercisable    Exercisable      Unexercisable

    Erroll B. Davis, Jr.          0           39,500             0             $174,338
    William D. Harvey             0           14,450             0               63,620
    Eliot G. Protsch              0           14,450             0               63,620
    A. J. (Nino) Amato            0           11,000             0               48,950
    Daniel A. Doyle               0            8,950             0               39,619

    1 Based on the closing per share price on December 31, 1997 of IEC common stock of $33.125.

   Long-Term Incentive Awards.

   The following table provides information concerning long-term incentive awards made to the executives named below in 1997.

                       LONG-TERM INCENTIVE AWARDS IN 1997
                                                          ESTIMATED FUTURE PAYOUTS UNDER NON-
                                                               STOCK PRICE-BASED PLANS 2
                                          PERFORMANCE OR
                             NUMBER OF     OTHER PERIOD
                              SHARES,         UNTIL
                              UNITS OR    MATURATION OR
    NAME                    OTHER RIGHTS      PAYOUT       THRESHOLD     TARGET      MAXIMUM
                                (#)1                          ($)          ($)         ($)

    Erroll B. Davis, Jr.       13,800         1/2/00         66,240      82,800      144,900
    William D. Harvey          5,100          1/2/00         24,480      30,600      53,550
    Eliot G. Protsch           5,100          1/2/00         24,480      30,600      53,550
    A. J. (Nino) Amato         3,900          1/2/00         18,720      23,400      40,950
    Daniel A. Doyle            3,250          1/2/00         15,600      19,500       34,125

     1  Consists of Performance Units awarded under IEC's Long Term Equity
        Incentive Plan in combination with stock options (as described in the table entitled "Option/SAR Grants in 1997"). These Performance Units are entirely in the form of contingent dividends and will be paid if total IEC shareholder return over a three-year period ending January
        2, 2000 equals or exceeds the median return earned by the companies in a peer group of utility holding companies, except that there will be no payment if IEC's total return is negative over the course of such period. If payable, each participant shall receive an amount equal to the accumulated dividends paid on one share of IEC common stock during the period of January 2, 1997 through December 31, 2000 multiplied by the number of performance units awarded to the participant, and modified by a performance multiplier which ranges from 0 to 1.75 based on IEC's total return relative to the peer group.
     2 Assumes, for purposes of illustration only, a $2.00 per share annual dividend on shares of IEC common stock for 1998 and 1999.

   Agreements and Transactions with Executives

   In connection with the Merger, Mr. Davis entered into a new employment agreement with IEC. Under Mr. Davis's agreement, Mr. Davis will serve as the Chief Executive Officer of IEC until at least the fifth anniversary of the effective time of the Merger. Mr. Davis will also serve as the Chairman of IEC following the second anniversary of the Merger. Following the expiration of the initial term of Mr. Davis's employment agreement, his agreement will automatically renew for successive one-year terms, unless either Mr. Davis or IEC gives prior written notice of his or its intent to terminate the agreement. Mr. Davis will also serve as Chief Executive Officer of each subsidiary of IEC, including the Company, until at least the third anniversary of the effective time of the Merger and as a director of such companies during the term of his employment agreement.

   Mr. Davis's employment agreement provides that he be paid an annual base salary of not less than $450,000. Mr. Davis also has the opportunity to earn short-term and long-term incentive compensation (including stock options, restricted stock and other long-term incentive compensation) in amounts no less than he was eligible to receive before the effective time of the Merger, as well as supplemental retirement benefits (including continued participation in the Company's Executive Tenure Compensation
   Plan) in an amount no less than he was eligible to receive before the effective time of the Merger, and life insurance providing a death benefit of three times his annual salary.

   If the employment of Mr. Davis is terminated without cause (as defined in his employment agreement) or if he terminates his employment for good reason (as defined in his employment agreement), IEC or its affiliates will continue to provide the compensation and benefits called for by the employment agreement through the end of the term of the employment agreement (with incentive compensation based on the maximum potential awards and with any stock compensation paid in cash), and all unvested stock compensation will vest immediately. If Mr. Davis dies or becomes disabled, or terminates his employment without good reason, during the term of his employment agreement, IEC or its affiliates will pay to him or his beneficiaries or estate all compensation earned through the date of death, disability or such termination (including previously deferred compensation and pro rata incentive compensation based upon the maximum potential awards). If Mr. Davis is terminated for cause, IEC or its affiliates will pay his base salary through the date of termination plus any previously deferred compensation. Notwithstanding the foregoing, in the event that any payments to Mr. Davis under his employment agreement or otherwise are subject to the excise tax on excess parachute payments under the Internal Revenue Code (the Code), then the total payments to be made under the employment agreement will be reduced so that the value of these payments Mr. Davis is entitled to receive is $1 less than the amount that would subject him to the 20% excise tax imposed by the Code on certain excess payments, or which IEC or its affiliates may pay without loss of deduction under the Code.

   IEC also has key executive employment and severance agreements (KEESAs) with Mr. Davis and with certain other executive officers of IEC and its subsidiaries, including Messrs. Harvey, Protsch, Amato and Doyle. The KEESAs provide that each executive officer that is a party thereto is entitled to benefits if, within five years after a change in control of IEC (as defined in the KEESAs), the officer's employment is ended through
   (i) termination by IEC, other than by reason of death or disability or for cause (as defined in the KEESAs), or (ii) termination by the officer due to a breach of the agreement by IEC or a significant change in the officer's responsibilities, or (iii) in the case of Mr. Davis's agreement, termination by Mr. Davis following the first anniversary of the change of control. The consummation of the Merger was deemed to constitute a change in control of IEC for purposes of the KEESAs. The benefits provided are,
   (i) a cash termination payment of one, two or three times (depending on which executive is involved) the sum of the officer's annual salary and his average annual bonus during the three years before the termination and
   (ii) continuation for up to five years of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the time of termination. Each KEESA provides that if any portion of the benefits under the KEESA or under any other agreement for the officer would constitute an excess payment for purposes of the Code, benefits will be reduced so that the officer will be entitled to receive $1 less than the maximum amount which he could receive without becoming subject to the 20% excise tax imposed by the Code on certain excess payments, or which IEC or its affiliates may pay without loss of deduction under the Code. Mr. Davis's employment agreement as described above limits benefits paid thereunder to the extent that duplicate payments would be provided to him under his KEESA. In connection with the termination of his employment and pursuant to a letter agreement with IEC, Mr. Amato received benefits totaling $614,771 under his KEESA.

   During 1997, in connection with a Restricted Stock Agreement, Mr. Davis converted 0.5567 shares of Alliant Industries stock into 7,754 shares of IEC common stock and redeemed his remaining 1.1133 shares of Alliant Industries stock for $421,553 per share. The proceeds of the redemption to Mr. Davis were used, in part, to repay $315,257 of principal and interest on loans made by IEC to Mr. Davis for taxes withheld in connection with the vesting of his Alliant Industries stock. Mr. Davis was charged interest on these loans at the prime rate.

   Retirement and Employee Benefit Plans

   Salaried employees (including officers) of the Company are eligible to participate in a Retirement Plan maintained by the Company. All executives named in the foregoing Summary Compensation Table participated in the plan during 1997. Contributions to the plan are determined actuarially, computed on a straight-life annuity basis, and cannot be readily calculated as applied to any individual participant or small group of participants. For purposes of the plan, compensation means payment for services rendered, including vacation and sick pay, and is substantially equivalent to the salary amounts reported in the foregoing Summary Compensation Table. Retirement Plan benefits depend upon length of plan service (up to a maximum of 30 years), age at retirement, and amount of compensation (determined in accordance with the plan) and are reduced by up to 50% of Social Security benefits. Credited years of service under the plan for covered persons named in the foregoing Summary Compensation Table are as follows: Erroll B. Davis, Jr., 18 years; Eliot G. Protsch, 18 years; A. J. (Nino) Amato, 11 years; Daniel A. Doyle, 5 years; and William D. Harvey, 10 years. Assuming retirement at age 65, a Retirement Plan participant (in conjunction with the Unfunded Supplemental Retirement Plan described below) would be eligible at retirement for a maximum annual retirement benefit as follows:

                                                        Retirement Plan Table

     Average
     Annual                              Annual Benefit After Specified Years in Plan*
   Compensation         5             10          15               20                25             30

    $125,000           $ 10,132      $ 20,265    $ 30,397         $ 40,529          $ 50,662       $ 60,794
     150,000             12,424        24,848      37,272           49,696            62,120         74,544
     200,000             17,007        34,015      51,022           68,029            85,037        102,044
     250,000             21,591        43,181      64,772           86,363           107,953        129,544
     300,000             26,174        52,348      78,522          104,696           130,870        157,044
     350,000             30,757        61,515      92,272          123,029           153,787        184,544
     400,000             35,341        70,681     106,022          141,363           176,703        212,044
     450,000             39,924        79,848     119,772          159,696           199,620        239,544
     475,000             42,216        84,431     126,647          168,863           211,078        253,294
     500,000             44,507        89,015     133,722          178,029           222,537        267,044
     525,000             46,799        93,598     140,397          187,196           233,995        280,794
     550,000             49,091        98,181     147,272          196,363           245,453        294,544

    *   Average annual compensation is based upon the average of the highest 36 consecutive months of compensation.  The
        Retirement Plan benefits shown above are net of estimated Social Security benefits and do not reflect any deductions for other amounts.  The annual retirement benefits payable are subject to certain maximum limitations (in general, $150,000 for 1996 and $160,000 for 1997) under the Code.  Under the Retirement Plan and a supplemental survivors income plan, if a Retirement Plan participant dies prior to retirement, the designated survivor of the participant is entitled to a monthly income benefit equal to approximately 50% (100% in the case of certain executive officers and key management employees) of the monthly retirement benefit which would have been payable to the participant under the Retirement Plan if the participant had remained employed by the Company until eligible for normal retirement.

   Unfunded Supplemental Retirement Plan - The Company maintains an Unfunded Supplemental Retirement Plan which provides funds for payment of retirement benefits above the limitations on payments from qualified pension plans in those cases where an employee's retirement benefits exceed the qualified plan limits. Additionally, the plan provides for payments of supplemental retirement benefits to employees holding the position of Vice President or higher, who have been granted additional months of service by the Board of Directors for purposes of computing retirement benefits.

   Unfunded Executive Tenure Compensation Plan - The Company maintains an Unfunded Executive Tenure Compensation Plan to provide incentive for key executives to remain in the service of the Company by providing additional compensation which is payable only if the executive remains with the Company until retirement (or other termination if approved by the Board of Directors). In the case of the Chief Executive Officer only, in the event that the Chief Executive Officer (1) is terminated under his employment agreement with IEC as described above (the Employment Agreement) other than for cause, death or disability (as those terms are defined in the Employment Agreement), (2) terminates his employment under the Employment Agreement for good reason (as such term is defined in the Employment Agreement), or (3) is terminated as a result of a failure of the Employment Agreement to be renewed automatically pursuant to its terms (regardless of the reason for such non-renewal), then for purposes of the plan, the Chief Executive Officer shall be deemed to have retired at age 65 and shall be entitled to benefits under the plan. Participants in the plan must be designated by the Chief Executive Officer of the Company and approved by its Board of Directors. Mr. Davis was the only active participant in the plan as of December 31, 1997. The plan provides for monthly payments to a participant after retirement (at or after age 65, or with Board approval, prior to age 65) for 120 months. The payments will be equal to 25% of the participant's highest average salary for any consecutive 36-month period. If a participant dies prior to retirement or before 120 payments have been made, the participant's beneficiary will receive monthly payments equal to 50% of such amount for 120 months in the case of death before retirement, or if the participant dies after retirement, 50% of such amount for the balance of the 120 months. Annual benefits of $112,500 would be payable to Mr. Davis upon retirement, assuming he continues in the Company's service until retirement at the same salary as was in effect on December 31, 1997.

   Supplemental Executive Retirement Plan - The Company maintains an unfunded Supplemental Executive Retirement Plan to provide incentive for key executives to remain in the service of the Company by providing additional compensation which is payable only if the executive remains with the Company until retirement, disability or death. Participants in the plan must be approved by the Compensation and Personnel Committee of the Board. The plan provides for payments of 60% of the participant's average annual earnings (base salary and bonus) for the highest paid three years out of the last ten years of the participant's employment. The normal retirement date under the plan is age 65 or the date the participant has completed 10 years of employment, whichever is later. If a participant retires prior to age 62, the 60% payment under the plan is reduced by 3% per year for each year the participant's retirement date precedes his/her normal retirement date. Benefit payments under the plan will be made for a maximum of 18 years, with a minimum of 12 years of payments if the participant dies after retirement. Messrs. Davis, Harvey, Protsch, and Doyle are participants in this plan. The following table shows payments under the plan, assuming a minimum of 10 years of service at retirement age.

   Supplemental Executive Retirement Plan Table

                 Average
               Compensation    < 10 Years           >10 Years
                 $125,000           $0                $75,000
                  150,000            0                 90,000
                  200,000            0                120,000
                  250,000            0                150,000
                  300,000            0                180,000
                  350,000            0                210,000
                  400,000            0                240,000
                  450,000            0                270,000
                  500,000            0                300,000
                  550,000            0                330,000


   Key Employee Deferred Compensation Plan - The Company maintains an unfunded Key Employee Deferred Compensation Plan under which participants may defer up to 100% of base salary or incentive compensation. The Company matches up to 50% of the employee deferral (plus 401(k) contributions up to 6% of pay, less 401(k) matching contributions). The deferrals and matching contributions receive an annual return equal to the A-utility bond rate with a minimum return no less than the prime interest rate published in the Wall Street Journal. Payments from the plan may be made in lump sums or installments at the election of the participant. Participants are selected by the CEO of Alliant Services Company. Messrs. Davis, Harvey, Protsch and Doyle participate in this plan.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   Ownership of Voting Securities

   All of the common stock of the Company is held by IEC. Listed in the following table are the shares of IEC's common stock owned by the executive officers listed in the Summary Compensation Table and all directors of the Company, as well as the number of shares owned by directors and officers as a group as of April 21, 1998. The directors and executive officers of the Company as a group owned less than 1% of the outstanding shares of common stock on that date. To the Company's knowledge, no shareowner beneficially owned 5% or more of IEC's outstanding common stock or the Company's preferred stock as of April 21, 1998. None of the directors or officers of the Company own any shares of Company preferred stock.

                                                                  Shares
                                                               Beneficially
      Name of Beneficial Owner                                   Owned(1)
      Executives(2)
        A. J. (Nino) Amato   . . . . . . . . . . . . . .         5,810(3)
        Daniel A. Doyle  . . . . . . . . . . . . . . . .         3,603(3)
        William D. Harvey  . . . . . . . . . . . . . . .        14,767(4)(3)
        Eliot G. Protsch   . . . . . . . . . . . . . . .        14,941(3)

      Director Nominees
        Alan B. Arends   . . . . . . . . . . . . . . . .         1,100
        Joyce L. Hanes.  . . . . . . . . . . . . . . . .         1,868(3)
        Lee Liu  . . . . . . . . . . . . . . . . . . . .        56,617(3)
        Arnold M. Nemirow  . . . . . . . . . . . . . . .         9,567
        Jack R. Newman   . . . . . . . . . . . . . . . .         1,482
        Judith D. Pyle   . . . . . . . . . . . . . . . .         6,100
        Robert D. Ray  . . . . . . . . . . . . . . . . .         3,193
        David Q. Reed  . . . . . . . . . . . . . . . . .         6,044(3)
        Robert W. Schlutz  . . . . . . . . . . . . . . .         3,633
        Wayne H. Stoppelmoor   . . . . . . . . . . . . .         6,075
        Anthony R. Weiler  . . . . . . . . . . . . . . .         4,603(3)

      Continuing Directors
        Erroll B. Davis, Jr.   . . . . . . . . . . . . .        33,703(3)
        Rockne G. Flowers  . . . . . . . . . . . . . . .         9,819
        Katharine C. Lyall   . . . . . . . . . . . . . .         7,194
        Milton E. Neshek   . . . . . . . . . . . . . . .        12,195
        All Executives and Directors
          as a Group 33 people, including those
          listed above   . . . . . . . . . . . . . . . .       312,257


    (1) Total shares of IEC common stock outstanding as of April 21, 1998 were 76,757,268.
    (2)    Stock ownership of Mr. Davis is shown with continuing directors.
    (3) Included in the beneficially owned shares shown are: Indirect ownership interests with shared voting and investment powers: Mr. Amato -1,032, Mr. Harvey -1,828, Mr. Protsch - 552, Mr. Davis - 5,603, Ms. Hanes - 425, Mr. Liu - 9,755, Mr. Reed - 353 and Mr.
           Weiler - 1,037; and Excercisable stock options : Mr. Davis - 13,100, Mr. Harvey - 4,700, Mr. Protsch - 4,700, Mr. Amato - 3,650
           and Mr. Doyle - 2,900 (all directors and officers as a group -
           39,200).

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Director nominee Jack R. Newman serves as legal counsel to IEC and IES on nuclear issues. Mr. Newman's firm, Morgan, Lewis & Bockius has also provided legal services to IEC related to the Merger.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of April 1998.

   Wisconsin Power and Light Company




   By: /s/ Edward M. Gleason     Vice President, Treasurer and Corporate
       Edward M. Gleason         Secretary (Principal Financial Officer)


   By: /s/ John E. Ebright       Vice President-Controller (Principal
       John E. Ebright           Accounting Officer)