Form 10-Q
period 1998-03-31
WISCONSIN POWER & LIGHT CO
filed 1998-05-15
CIK 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

                                       or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

    Commission     Name of Registrant, State of                 IRS Employer
    File Number    Incorporation, Address of Principal        Identification
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

   Number of shares outstanding for each class of common stock as of April 30, 1998:

    Common Stock, $5 par value, 13,236,601 shares
    (all of which are owned beneficially and of record by Interstate Energy Corporation)

                                    CONTENTS

                                                                  Page
    Part I.   Financial Information

     Item 1.    Consolidated Financial Statements

                Consolidated Statements of Income for the
                     Three Months Ended March 31, 1998 and
                     1997                                           4

                Consolidated Balance Sheets as of March 31,
                     1998 and December 31, 1997                     5

                Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1998 and
                     1997                                           7

                Notes to Consolidated Financial Statements          8

     Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                     9

     Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk                             21

    Part II.    Other Information                                  22

     Item 6.    Exhibits and Reports on Form 8-K                   22

                Signatures                                         23

                        WISCONSIN POWER AND LIGHT COMPANY


                         PART I - FINANCIAL INFORMATION


                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                        For the Three Months Ended March 31,
                                             1998                 1997
                                                   (in thousands)
    Operating revenues:

      Electric utility                        $151,310             $158,427
      Gas utility                               50,318               71,579
      Water                                      1,175                  999
                                              --------             --------
                                               202,803              231,005
                                              --------             --------

    Operating expenses:
      Electric production fuels                 28,897               30,074
      Purchased power                           28,602               33,390
      Cost of gas sold                          30,714               47,382
      Other operation                           34,003               32,203
      Maintenance                                9,967               10,280
      Depreciation and amortization             29,258               24,837
      Taxes other than income taxes              7,711                7,426
                                              --------             --------
                                               169,152              185,592
                                              --------             --------

    Operating income                            33,651               45,413
                                              --------             --------


    Interest expense and other:

      Interest expense                           8,383                8,005
      Allowance for funds used during
        construction                              (656)                (841)
      Miscellaneous, net                        (1,867)                (175)
                                              --------             --------
                                                 5,860                6,989
                                              --------             --------

    Income before income taxes                  27,791               38,424
                                              --------             --------

    Income taxes                                10,193               15,073
                                              --------             --------

    Net income                                  17,598               23,351
                                              --------             --------

    Preferred dividend requirements                828                  828
                                              --------             --------
    Earnings available for common
      stock                                    $16,770              $22,523
                                              ========             ========



    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS



                                             March 31,
                                               1998           December 31,
    ASSETS                                  (Unaudited)           1997

                                                     (in thousands)
    Property, plant and equipment:
      Utility -

        Plant in service -
          Electric                           $1,798,378          $1,790,641
          Gas                                   237,934             237,856
          Water                                  25,795              24,864
          Common                                194,935             195,815
                                              ---------           ---------
                                              2,257,042           2,249,176

        Less - Accumulated depreciation       1,093,262           1,065,726
                                              ---------           ---------
                                              1,163,780           1,183,450

        Construction work in progress            43,028              42,312
        Nuclear fuel, net of amortization        17,619              19,046
                                              ---------           ---------
                                              1,224,427           1,244,808

      Other property, plant and
       equipment, net of accumulated
       depreciation and amortization of
       $44                                        1,024                 684
                                              ---------           ---------
                                              1,225,451           1,245,492


    Current assets:

      Cash and temporary cash investments         6,163               2,492

      Accounts receivable:
        Customer                                 12,628              20,928
        Other                                     9,446              16,606
      Production fuel, at average cost           13,968              18,857
      Materials and supplies, at average
       cost                                      19,306              19,274
      Gas stored underground, at average
       cost                                       3,736              12,504
      Prepayments and other                      20,256              26,977
                                              ---------           ---------
                                                 85,503             117,638
                                              ---------           ---------
    Investments:
      Nuclear decommissioning trust funds       129,865             112,356
      Other                                      14,377              14,877
                                              ---------           ---------
                                                144,242             127,233
                                              ---------           ---------

    Other assets:
      Regulatory assets                          89,397              91,314
      Deferred charges and other                 82,201              82,927
                                              ---------           ---------
                                                171,598             174,241
                                              ---------           ---------
                                             $1,626,794          $1,664,604
                                              =========           =========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         WISCONSIN POWER AND LIGHT COMPANY
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                               March 31,
                                                 1998            December 31,
    CAPITALIZATION AND LIABILITIES            (Unaudited)           1997
                                                (in thousands, except share
                                                          amounts)
    Capitalization:
      Common stock - par value $5 per
        share - authorized 18,000,000
        shares; 13,236,601 shares
        oustanding                                $66,183             $66,183
      Additional paid-in capital                  199,170             199,170
      Retained earnings                           322,570             320,386
                                                ---------           ---------
        Total common equity                       587,923             585,739
                                                ---------           ---------
      Preferred stock, not mandatorily
       redeemable:
        Cumulative, without par value -
         authorized 3,750,000 shares,
         maximum aggregate stated value
         $150,000,000:
           $100 stated value - 449,765
            shares outstanding                     44,977              44,977
           $ 25 stated value - 599,460
            shares outstanding                     14,986              14,986
                                                ---------           ---------
        Total preferred stock                      59,963              59,963
                                                ---------           ---------
      Long-term debt (excluding current
       portion)                                   354,563             354,540
                                                ---------           ---------
                                                1,002,449           1,000,242
                                                ---------           ---------
    Current liabilities:

      Short-term borrowings                        38,500              81,000
      Variable rate demand bonds                   56,975              56,975
      Maturities and sinking funds                  8,899               8,899
      Accounts payable                             82,315              85,617
      Accrued payroll and vacations                 9,736              12,221
      Accrued interest                              6,550               6,317
      Accrued taxes                                10,396                  -
      Other                                        23,977              25,162
                                                ---------           ---------
                                                  237,348             276,191
                                                ---------           ---------
    Long-term liabilities:

      Customer advances                            32,877              34,240
      Environmental liabilities                     9,125               9,238
      Other                                        43,893              44,309
                                                ---------           ---------
                                                   85,895              87,787
                                                ---------           ---------

    Deferred credits:
      Accumulated deferred income taxes           250,137             251,709
      Accumulated deferred investment tax
       credits                                     34,572              35,039
      Other                                        16,393              13,636
                                                ---------           ---------
                                                  301,102             300,384
                                                ---------           ---------
                                               $1,626,794          $1,664,604
                                                =========           =========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 For the Three Months Ended
                                                         March 31,
                                                    1998            1997
                                                       (in thousands)

    Cash flows from operating activities:
      Net income                                    $17,598         $23,351

      Adjustments to reconcile net income to
       net cash flows from operating
       activities:
         Depreciation and amortization               29,258          24,837
         Amortization of nuclear fuel                 1,805              -
         Deferred taxes and investment tax
          credits                                    (1,607)          2,074
         Other                                         (457)           (632)

      Other changes in assets and
        liabilities:

         Accounts receivable                         15,460          14,678
         Production fuel                              4,889           1,135
         Gas stored underground                       8,768           7,920
         Prepayments and other                        6,721           5,034
         Accounts payable                            (3,302)         (4,379)
         Accrued taxes                               10,396           9,490
         Other                                        1,491           7,218
                                                  ---------       ---------
           Net cash flows from operating
            activities                               91,020          90,726
                                                  ---------       ---------

    Cash flows used for financing activities:

        Common stock dividends                      (14,586)        (14,896)
        Preferred stock dividends                      (828)           (828)
        Net change in short-term borrowings         (42,500)        (39,112)
                                                   --------        --------
          Net cash flows used for financing
            activities                              (57,914)        (54,836)
                                                   --------        --------

    Cash flows used for investing activities:

        Utility construction expenditures           (15,962)        (25,508)
        Nuclear decommissioning trust funds         (12,140)         (9,267)
        Other                                        (1,333)            562
                                                  ---------       ---------
          Net cash flows used for investing
           activities                               (29,435)        (34,213)
                                                  ---------       ---------
    Net increase in cash and temporary cash
      investments                                     3,671           1,677
                                                   --------        --------

    Cash and temporary cash investments at
      beginning of period                             2,492           4,167
                                                   --------        --------

    Cash and temporary cash investments at
      end of period                                  $6,163          $5,844
                                                   ========        ========

    Supplemental cash flow information:

      Cash paid during the period for:
        Interest                                     $8,150          $9,750
                                                   ========        ========
        Income taxes                                 $1,668          $2,571
                                                   ========        ========



    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The interim consolidated financial statements included herein have been prepared by Wisconsin Power and Light Company (WP&L), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiary. WP&L is a subsidiary of Interstate Energy Corporation (formerly WPL Holdings, Inc). These financial statements should be read in conjunction with the financial statements and the notes included in WP&L's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1998 and 1997, (b) the consolidated financial position at March 31, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997, have been made. Because of the seasonal nature of WP&L's operations, results for the quarter ended March 31, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

   2. On January 1, 1998 WP&L adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires reporting a total for comprehensive income which includes: (a) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. WP&L reported no comprehensive income in the periods presented.

   3. In accordance with an order from the Public Service Commission of Wisconsin (PSCW), effective January 1, 1998, off-system gas sales are included in the Consolidated Statements of Income as a reduction of the cost of gas sold rather than as gas revenue. In 1997, off-system gas sales were included in the Consolidated Statements of Income as gas revenue.

   4. In April 1998, the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company was consummated. WP&L is now a subsidiary of Interstate Energy Corporation which is doing business as Alliant Corporation. See Item 2, "Merger" for additional information.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (MD&A)


                                     MERGER

   In April 1998, IES Industries Inc. (IES), WPL Holdings, Inc. (WPLH), the parent company of Wisconsin Power and Light Company (WP&L), and Interstate Power Company (IPC) completed a three-way merger (Merger) forming Interstate Energy Corporation. Interstate Energy Corporation is currently doing business as Alliant Corporation (Alliant). In connection with the Merger, IES was merged with and into WPLH forming Alliant and IPC became a subsidiary of Alliant. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation (HDC) and IES Diversified Inc. (Diversified), respectively) were merged. The resulting company from this merger was Alliant Industries, Inc. As a result of the Merger, the first tier subsidiaries of Alliant include: WP&L, IES Utilities Inc. (IESU), IPC, Alliant Industries, Inc. and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, Alliant is operating as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, refer to Note 2 of the "Notes to Consolidated Financial Statements" of WP&L's 1997 Annual Report on Form 10-K.

   Alliant currently anticipates cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $32 million of costs had been incurred by the merger partners through March 31, 1998. Alliant estimates it will record an additional $32 million to $37 million of expenses in the second quarter of 1998. Such expenses are primarily for, among other items, employee retirements and separations, the services of financial advisors, attorneys and accountants, and costs relating to the various regulatory approvals needed to complete the Merger. The remainder of the $78 million will be incurred over the course of the next several years. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between the Alliant companies and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, WP&L agreed to various rate freezes not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion). Assuming capture of the anticipated Merger-related synergies and no significant legislative or regulatory changes affecting WP&L, WP&L does not expect the Merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

                           FORWARD-LOOKING STATEMENTS

   Statements contained in this Quarterly Report on Form 10-Q (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, WP&L (including its consolidated subsidiary) may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of WP&L. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of WP&L's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of WP&L and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in WP&L's service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of the Kewaunee Nuclear Power Plant (Kewaunee), unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of Alliant to successfully integrate the operations of the parties to the Merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by WP&L and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

   WP&L competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

   Electric energy generation, transmission and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

   WP&L realized 98% of its electric utility revenues in the first quarter of 1998 in Wisconsin and 2% in Illinois. Approximately 76% of the electric revenues in the first quarter of 1998 were regulated by the Public Service Commission of Wisconsin (PSCW) while the other 24% were regulated by the Federal Energy Regulatory Commission (FERC). WP&L realized 95% of its gas utility revenues in the first quarter of 1998 in Wisconsin and 5% in Illinois.

   Legislative action which would allow customers to choose their electric energy supplier is not expected in Wisconsin this year. Nationwide, however, 18 states (including Illinois and Michigan) have adopted legislative or regulatory plans to implement electric utility competition. In March 1998, the Clinton Administration unveiled its electric utility competition plan, proposing that states implement customer choice by January 1, 2003.

   Federal Regulation

   WP&L is subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. In March 1997, FERC issued orders on rehearing for Orders 888 and 889
   (Orders 888-A and 889-A).   In response to FERC Orders 888 and 888-A,
   Alliant Services Company, on behalf of WP&L, IESU and IPC, filed an Open Access Transmission Tariff (Tariff) that complies with the orders. The Tariff supersedes the transmission tariffs previously filed by the three utilities. Upon receiving the final Merger-related regulatory order, a compliance tariff was filed by Alliant Services Company with the FERC. This filing was made to comply with the FERC's merger order. In response to FERC Orders 889 and 889-A, WP&L is participating in a regional Open Access Same-Time Information System.

   FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   WP&L cannot predict the long-term consequences of these rules on its results of operations or financial condition.

   In April 1998, Alliant joined the Midwest Independent System Operator (Midwest ISO) for electric transmission and advised the FERC of its decision. The Midwest ISO initially was filed with the FERC by nine energy companies in January 1998. It would establish independent operation and control of the electric transmission system across a broad geographic area spanning from West Virginia to Missouri. All buyers and sellers of electricity would have open access to the transmission system governed by the Midwest ISO.

   The FERC must review and approve the Midwest ISO proposal. As part of its Merger proceedings, the FERC accepted Alliant's offer to file an ISO proposal in early 1998. Alliant believes that its decision to join the Midwest ISO satisfies this agreement with the FERC. Alliant also filed with the FERC a copy of a Wisconsin-only ISO proposal developed by Wisconsin Public Power Inc. (WPPI). Alliant was ordered to include the WPPI proposal in its FERC filing by the PSCW, which reviewed and commented upon Alliant's ISO filing with the FERC as a condition of merger approval in Wisconsin. Alliant's decision to join the Midwest ISO also responds to electric-reliability legislation that was enacted in Wisconsin.

   Wisconsin Regulation

   WP&L is subject to regulation by the PSCW. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The PSCW has followed a measured approach to restructuring the natural gas industry in Wisconsin. The PSCW has determined that customer classes will be deregulated (i.e., the gas utility would no longer have an obligation to procure gas commodity for customers, but would still have a delivery obligation) in a step-wise manner, after each class has been demonstrated to have a sufficient number of gas suppliers available. A number of working groups have been established by the PSCW and these working groups are addressing numerous subjects which need to be resolved before deregulation may proceed.

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

   The PSCW has issued an order outlining its policies and principles for Public Benefits (low-income assistance, energy efficiency, renewable generation and environmental research and development) including funding levels, administration of the funds and how funds should be collected from customers. The PSCW has proposed increasing funding levels primarily through utility rates by $50 to $75 million statewide. Legislation to implement this proposal is being developed and likely will be introduced in 1998.

   Illinois Regulation

   WP&L is subject to regulation by the Illinois Commerce Commission. The State of Illinois has passed electric deregulation legislation requiring customer choice of electric supplier for all customers by May 1, 2002. The legislation also requires WP&L to file a plan for the assignment of its transmission assets in Illinois to an ISO by June 1998.

   Summary

   WP&L complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of WP&L's operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, WP&L would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. WP&L believes it currently meets the requirements of SFAS 71.

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

                            RESULTS OF OPERATIONS -
              THREE MONTHS ENDED MARCH 31, 1998 VS. MARCH 31, 1997

   Overview

   WP&L reported consolidated first quarter 1998 earnings available for common stock of $16.8 million, compared with $22.5 million for the same period in 1997. Electric margin declined slightly due to a rate decrease and warmer weather which was partially offset by the positive impact on electric margin of reduced purchased power costs. Gas margin declined due a rate decrease and warmer weather. In addition to lower margins, depreciation expense also increased due to property additions and higher depreciation and decommissioning expense associated with Kewaunee, of which WP&L has an ownership interest.

   Electric Operations

   Electric margins and megawatt-hour (MWH) sales for WP&L for the three months ended March 31 were as follows:

                               Revenues and Costs                 MWHs Sold
                                (In Thousands)      Change     (In Thousands)   Change
                                1998        1997               1998       1997

   Residential               $ 49,755     $ 54,804   (9%)         758      811   (7%)
   Commercial                  25,604       26,799   (4%)         459      467   (2%)
   Industrial                  37,069       35,282    5%        1,041      995    5%
                             --------     --------           --------  -------
     Total from
      ultimate customers      112,428      116,885   (4%)       2,258    2,273   (1%)
   Sales for resale            35,626       38,504   (7%)       1,415    1,387    2%
   Other                        3,256        3,038    7%           17       20  (15%)
                            ---------     --------           --------  -------
     Total                    151,310      158,427   (4%)       3,690    3,680     -
                                                             ========  =======   =====
   Electric
     production fuels          28,897       30,074   (4%)
   Purchased power             28,602       33,390  (14%)
                            ---------     --------
     Margin                  $ 93,811     $ 94,963   (1%)
                            =========     ========  =====

   Electric margin decreased $1.2 million, or 1%, during the first quarter of 1998 compared with the first quarter of 1997 due to an average retail rate reduction of 2.4% effective April 29, 1997 and reduced residential and commercial sales. The sales decline was due primarily to warmer weather in the first quarter of 1998 compared with the same period in 1997. Partially offsetting the decline in margin was the favorable impact of reduced purchased power costs and reduced electric production fuel costs per MWH in the first quarter of 1998 compared with the same period in 1997. Purchased power costs declined due to Kewaunee being operational in the first quarter of 1998. Kewaunee experienced outages for steam
   generator repairs for most of the first six months of 1997.   Electric
   production fuel costs per MWH were higher in the first quarter of 1997 due to the increased use of higher-cost peaking plants. Various temporary plant outages, including at Kewaunee, during the first quarter of 1997 resulted in increased use of the peaking units.

   Gas Operations

   Gas margins and dekatherm (Dth) sales for WP&L for the three months ended March 31 were as follows:

                          Revenues and Costs                 Dekatherms Sold
                            (In Thousands)       Change      (In Thousands)     Change
                           1998         1997                 1998       1997

   Residential           $ 31,010     $ 41,633   (26%)       5,227      6,053    (14%)
   Commercial              15,237       21,039   (28%)       3,121      3,678    (15%)
   Industrial               2,675        3,956   (32%)         602        730    (18%)
   Transportation and
     other                  1,396        4,951    (72%)      3,829      6,178    (38%)
                         --------     --------            --------   --------
      Total                50,318       71,579   (30%)      12,779     16,639    (23%)
                                                          ========   ========   =======
   Cost of gas sold        30,714       47,382   (35%)
                         --------     --------
      Margin             $ 19,604     $ 24,197   (19%)
                         ========     ========   =====


   Gas margin declined $4.6 million, or 19%, in the first quarter of 1998 as compared with the first quarter of 1997 primarily due to a reduction in dekatherm sales and an average retail rate reduction of 2.2% effective April 29, 1997. Sales declined 23% primarily as a result of warmer weather in the first quarter of 1998 compared with the first quarter of 1997. The significant decline in transportation and other revenues resulted from both reduced dekatherm sales and an accounting change for off-system sales as required by the PSCW effective January 1, 1998. The accounting change requires that beginning in 1998 off-system gas sales are reported as a reduction of the cost of gas sold rather than as gas revenue. Off-system gas sales were $6.9 million and $5.4 million in the first quarter of 1998 and 1997, respectively.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. The gas incentive mechanism was modified effective April 29, 1997 with Rate Order UR-110 to include a revised sharing mechanism. Under the revised sharing mechanism, 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. Due to favorable gas procurement activities, WP&L realized favorable contributions to gas margin of $0.2 million for the first quarter of 1998 and $0.9 million for the first quarter of 1997.

   Operating Expenses

   Other operation expense increased due to early retirement and employee separation expenses recorded in the first quarter of 1998.

   Depreciation and amortization expense increased due to property additions and higher depreciation and decommissioning expense associated with Kewaunee which were effective in May 1997 (see "Capital Requirements - Nuclear Facilities" for additional information).

   Interest Expense and Other

   Interest expense and other decreased in the first quarter of 1998 compared with the first quarter of 1997 due to increased income on the nuclear decommissioning trust funds. Earnings on the nuclear decommissioning funds are also recorded as additional depreciation expense.

   Income Taxes

   Income taxes decreased between first quarters consistent with lower taxable income. The effective rate was 37% for the first quarter of 1998 and 39% for the first quarter of 1997. The lower effective rate in the first quarter of 1998 is primarily a result of an adjustment to prior period taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

   The capital requirements of WP&L are primarily attributable to its construction program and its debt maturities. WP&L anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. WP&L's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact WP&L's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

   Cash flows generated from operations were $91 million for both the first quarter of 1998 and the first quarter of 1997. Cash flows used for financing activities were slightly higher in the first quarter of 1998 primarily due to the net change in short-term debt. Cash flows used for investing activities were lower in the first quarter of 1998 due to reduced additions to utility plant which were partially offset by higher nuclear decommissioning funding levels.

   Financing and Capital Structure

   Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on creditworthiness. The debt ratings of WP&L are as follows:


                                                    Standard &
                                      Moody's         Poor's

     Secured long-term debt             Aa2             AA
     Unsecured long-term debt           Aa3             A+
     Commercial paper                    P1             A1+

   WP&L will participate in a utility money pool which will be funded, as needed, by Alliant through the issuance of commercial paper. This utility money pool will replace the commercial paper program currently in effect at WP&L.

   Other than periodic sinking fund requirements which will not require additional cash expenditures, WP&L has $10.8 million of long-term debt that will mature prior to December 31, 2002. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities. WP&L currently has no authority from the PSCW or the Securities and Exchange Commission (SEC) to issue additional long-term debt but is evaluating its future financing needs and will make the necessary regulatory filings as needed.

   WP&L's capitalization ratios were as follows:

                                      March 31,  December 31,
                                         1998         1997

                  Common equity          59%           59%
                  Preferred stock         6             6
                  Long-term debt         35            35
                                        ---           ---
                                        100%          100%
                                        ====          ====

   For interim financing, WP&L is authorized by the PSCW to issue $138 million of short-term debt and at March 31, 1998 had $38.5 million outstanding. In addition to providing for ongoing working capital needs, this availability of short-term financing provides WP&L flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses the proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WP&L anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

   WP&L had bank lines of credit of $40 million at March 31, 1998 under which no amount was outstanding on that date. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, WP&L may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at March 31, 1998.

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

   Construction expenditures for the three months ended March 31,1998 were $16.0 million. WP&L's levels of utility construction and acquisition expenditures are projected to be $133 million in 1998, $136 million in 1999, $138 million in 2000, $141 million in 2001 and $144 million in 2002.
    WP&L anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

   Nuclear Facilities

   Kewaunee, a 535-megawatt (nameplate capacity) pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas & Electric Company (MG&E) (17.8%). The Kewaunee operating license expires in 2013.

   In accordance with PSCW authorization, WP&L had deferred $3.1 million at March 31, 1998 associated with Kewaunee steam generator repair costs. In March 1998, the PSCW approved recovery of these costs through a customer surcharge effective April 1, 1998 through May 31, 1998.

   On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million with WP&L's share of the cost being approximately $37.2 million. The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days.

   Notwithstanding PSCW approval of the steam generator replacement, issues related to the continued operation and future ownership of Kewaunee must be resolved before the replacement proceeds. The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC favors replacement at the earliest possible date because of reliability and cost concerns related to steam generator repairs. The co-owners are continuing to discuss resolution of the issues. Background information regarding Kewaunee steam generator repairs is set forth in WP&L's Annual Report on Form 10-K for the year ended December 31, 1997, to which reference is hereby made.

   The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. The revised end-of-life of 2002 resulted in higher depreciation and decommissioning expense at WP&L beginning in May 1997, in accordance with the PSCW rate order UR-110. At March 31, 1998, the net carrying amount of WP&L's investment in Kewaunee was approximately $45.9 million. The current cost of WP&L's share of the estimated costs to decommission Kewaunee is $181.3 million and exceeds the trust assets at March 31, 1998 by $51.4 million. The costs of decommissioning are assumed to escalate at an annual rate of 5.83%. WP&L's retail customers in the Wisconsin jurisdiction are responsible for approximately 80% of WP&L's share of Kewaunee costs.

   Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting WP&L's future capital requirements.

   Rates and Regulatory Matters

   In November 1997, as part of its merger approval, FERC accepted a proposal by WP&L which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

   In connection with its approval of the Merger, the PSCW accepted a WP&L proposal to freeze rates for four years following the date of the Merger. A re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not Merger-related and have a revenue requirement impact of $4.5 million or more. In addition, the electric fuel adjustment clause and purchase gas adjustment clause are not affected by the rate freezes.

   In rate order UR-110, the PSCW approved new rates effective April 29,
   1997.   On average, WP&L's retail electric rates under the new rate order declined by 2.4% and retail gas rates declined by 2.2%. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee remained out of service for the period effective April 29, 1997 through July 1, 1997; authorization of an increase in the return on equity to 11.7% from 11.5%; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on the PSCW method approved for calculating return on average common equity, the 13-month average for the period ending March 31, 1998 was 50.07%.

   The retail electric rates are based in part on forecasted fuel and purchased power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if these costs are more than three percent higher than the estimated costs used to establish rates. In WP&L's case, actual fuel costs since May 1997 have been higher than estimated and are expected to remain well above the estimated levels in 1998. As a result, WP&L has asked the PSCW to approve a rate increase. It is expected that the PSCW will issue a decision in the second quarter of 1998. Any increase approved by the PSCW will be implemented on a prospective basis.

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

   In April 1998, WP&L filed a request with the PSCW requesting deferral treatment of all Year 2000 costs provided those costs exceed $4.5 million. In May 1998, the PSCW approved the deferral of certain costs associated with the Year 2000 issue and required WP&L to submit a request and support for the rate recovery of these costs by November 1, 1998.

   Labor Issues

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. As of March 31, 1998 the contract covered approximately 68% of the total employees at WP&L.

   Financial Instruments

   WP&L has historically had only limited involvement with derivative financial instruments and has not used them for trading purposes. They have been used to manage well-defined interest rate and commodity price risks. WP&L historically has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps outstanding was $30 million at March 31, 1998. WP&L has used swaps, futures and options to hedge the price risks associated with the purchase and sale of stored gas at WP&L.

   Accounting Pronouncements

   In February 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for determining whether computer software is in fact internal-use software, citing specific examples and situations that answer that preliminary question. Further, it provides guidelines on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public.

   Additionally, SOP 98-1 addresses specifics of accounting by discussing expensing versus capitalization of costs, accounting for the costs incurred in the upgrading of the software and amortizing the capitalized cost of software. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material adverse impact on WP&L's financial position or results of operations.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. WP&L will be adopting the requirements of this statement in 1999 and does not anticipate any material impact on its financial statements upon adoption.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. Assuming no significant change in regulatory treatment, WP&L does not believe that such changes, if required, would have an adverse effect on its financial position or results of operations due to its ability to recover decommissioning costs through rates.

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

   WP&L has recorded an environmental liability of $9.1 million at March 31, 1998 related to the MGP sites; such amount is based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. Management currently estimates the range of costs to be incurred for the investigation, remediation and monitoring of the sites to be approximately $7 million to $12 million. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

   Under the current rate making treatment approved by the PSCW, the MGP expenditures, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are
   implemented.   As a result, a regulatory asset of $16.1 million at March
   31, 1998 has been recorded which reflects the probable future rate recovery. Considering the current rate treatment, and assuming no material change therein, WP&L believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on its financial position or results of operations.

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

   A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, WP&L is unable to predict whether the United States Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, WP&L cannot currently estimate the impact the implementation of the treaty would have on its operations.

   The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. WP&L entered into such contract and has made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. WP&L was subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. WP&L is evaluating and pursuing multiple options, including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program.

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

   The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. WP&L is recovering these costs from its customers and at March 31, 1998 had a regulatory asset and a liability of $5.9 million and $5.1 million recorded, respectively.

   Power Supply

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. WP&L was among an 11-member group of Wisconsin energy suppliers that, on October 1, 1997, recommended to the Governor of Wisconsin a series of steps to improve electric reliability in the state. Wisconsin enacted electric reliability legislation in April 1998. The legislation has the goal of assuring reliable electric energy for Wisconsin. The new law, effective September 1, 1998, requires Wisconsin utilities to join a regional independent system operator for transmission by the year 2000, allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities.

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

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.

                           PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibit:

           27   Financial Data Schedule

     (b)   Reports on Form 8-K:

   WP&L filed a Current Report on Form 8-K, dated April 21, 1998, reporting (pursuant to Items 5 and 7) that the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company was consummated on April 21, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1998.


   Wisconsin Power and Light Company


   By: /s/ Edward M. Gleason                 Vice President-Treasurer and
   Edward M. Gleason                         Corporate Secretary (Principal
                                             Financial Officer)



   By:  /s/ John E. Ebright                  Vice President-Controller
   John E. Ebright                           (Principal Accounting Officer)