Form 10-Q
period 1999-09-30
WISCONSIN POWER & LIGHT CO; IES UTILITIES INC; ALLIANT ENERGY CORP
filed 1999-11-12
CIK 107832, 52485, 352541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

            Name of Registrant,
            State of Incorporation,
Commission  Address of Principal Executive           IRS Employer
File Number Offices and Telephone Number         Identification Number
----------- -------------------------------      ---------------------

1-9894      ALLIANT ENERGY CORPORATION                39-1380265
            (a Wisconsin corporation)
            222 West Washington Avenue
            Madison, Wisconsin  53703
            Telephone (608)252-3311

0-4117-1    IES UTILITIES INC.                        42-0331370
            (an Iowa corporation)
            Alliant Energy Tower
            Cedar Rapids, Iowa  52401
            Telephone (319)398-4411

0-337       WISCONSIN POWER AND LIGHT COMPANY         39-0714890
            (a Wisconsin corporation)
            222 West Washington Avenue
            Madison, Wisconsin  53703
            Telephone (608)252-3311

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past (90) days. Yes [ X ]
No[   ]

This combined Form 10-Q is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Number of shares outstanding of each class of common stock as of October 31, 1999:

Alliant Energy             Common stock, $.01 par value, 78,736,473 shares
Corporation                outstanding

IES Utilities Inc.         Common stock, $2.50 par value, 13,370,788 shares
                           outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and        Common stock, $5 par value, 13,236,601 shares
Light Company              outstanding (all of which are owned beneficially and
                           of record by Alliant Energy Corporation)

                                   CONTENTS

                                                                    Page

Part I.    Financial Information                                      4

   Item 1. Consolidated Financial Statements                          4

           Alliant Energy Corporation:
           ---------------------------
           Consolidated Statements of Income for the Three and
                Nine Months Ended September 30, 1999 and 1998         4
           Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998                                 5
           Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 1998               7
           Notes to Consolidated Financial Statements                 8

           IES Utilities Inc.:
           -------------------
           Consolidated Statements of Income for the Three and
               and Nine Months Ended September 30, 1999 and 1998 11 Consolidated Balance Sheets as of September 30, 1999
               and December 31, 1998                                 12
           Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 1998             14
           Notes to Consolidated Financial Statements                15

           Wisconsin Power and Light Company:
           ----------------------------------
           Consolidated Statements of Income for the Three and
               Nine Months Ended September 30, 1999 and 1998         16
           Consolidated Balance Sheets as of September 30, 1999
               and December 31, 1998                                 17
           Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 1998             19
           Notes to Consolidated Financial Statements                20

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   21

   Item 3. Quantitative and Qualitative Disclosures About Market
               Risk                                                  41

Part II.   Other Information                                         41

   Item 1. Legal Proceedings                                         41

   Item 6. Exhibits and Reports on Form 8-K                          42

           Signatures                                                43

                                  DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                Definition

ADEQ                              Arkansas Department of Environmental Quality
Alliant Energy                    Alliant Energy Corporation
Cargill                           Cargill Incorporated
CEMS                              Continuous Emission Monitoring System
Corporate Services                Alliant Energy Corporate Services, Inc.
DAEC                              Duane Arnold Energy Center
Dth                               Dekatherm
EAC                               Energy Adjustment Clause
EITF                              Emerging Issues Task Force
EPA                               United States Environmental Protection Agency
FASB                              Financial Accounting Standards Board
FERC                              Federal Energy Regulatory Commission
IDNR                              Iowa Department of Natural Resources
IES                               IES Industries Inc.
IESU                              IES Utilities Inc.
IPC                               Interstate Power Company
IRS                               Internal Revenue Service
IUB                               Iowa Utilities Board
Kewaunee                          Kewaunee Nuclear Power Plant
McLeod                            McLeodUSA Inc.
MD&A                              Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
MGE                               Madison Gas and Electric Company
Midwest ISO                       Midwest Independent System Operator
MW                                Megawatt
MWH                               Megawatt-Hour
NERC                              North American Electric Reliability Council
NMC                               Nuclear Management Company LLC
NOx                               Nitrogen Oxides
NRC                               Nuclear Regulatory Commission
NSP                               Northern States Power Company
OCA                               Office of Consumer Advocate
PGA                               Purchased Gas Adjustment
PRP                               Potentially Responsible Party
PSCW                              Public Service Commission of Wisconsin
PUHCA                             Public Utility Holding Company Act of 1935
Resources                         Alliant Energy Resources, Inc.
RTO                               Regional Transmission Organization
SEC                               Securities and Exchange Commission
SFAS                              Statement of Financial Accounting Standards
SkyGen                            SkyGen Energy LLC
WDNR                              Wisconsin Department of Natural Resources
Whiting                           Whiting Petroleum Corporation
WP&L                              Wisconsin Power and Light Company
WPLH                              WPL Holdings, Inc.
WPSC                              Wisconsin Public Service Corporation
WUHCA                             Wisconsin Utility Holding Company Act


                                                  PART I. FINANCIAL INFORMATION

                                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                                    ALLIANT ENERGY CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                   For the Three Months                For the Nine Months
                                                                    Ended September 30,                 Ended September 30,
                                                                  1999              1998              1999              1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                             $ 475,423         $ 460,974        $ 1,192,913       $ 1,199,139
  Gas utility                                                     33,473            29,082            213,357           204,395
  Non-regulated and other                                         89,440            65,257            225,035           199,074
                                                           --------------    --------------     --------------    --------------
                                                                 598,336           555,313          1,631,305         1,602,608
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                             80,250            85,854            199,013           224,948
  Purchased power                                                 74,802            69,366            199,308           198,930
  Cost of utility gas sold                                        14,458            12,215            118,468           113,401
  Other operation                                                165,268           140,082            443,925           456,113
  Maintenance                                                     31,376            29,274             87,122            87,921
  Depreciation and amortization                                   74,542            70,097            218,656           212,787
  Taxes other than income taxes                                   26,839            26,229             80,767            79,804
                                                           --------------    --------------     --------------    --------------
                                                                 467,535           433,117          1,347,259         1,373,904
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Operating income                                                 130,801           122,196            284,046           228,704
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                32,232            31,890            100,347            95,045
  Allowance for funds used during construction                    (1,667)           (1,884)            (5,383)           (5,024)
  Preferred dividend requirements of subsidiaries                  1,677             1,675              5,029             5,024
  Miscellaneous, net                                             (15,521)            1,131            (59,354)            8,289
                                                           --------------    --------------     --------------    --------------
                                                                  16,721            32,812             40,639           103,334
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                       114,080            89,384            243,407           125,370
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                      42,585            37,680             91,623            53,889
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Net income                                                     $  71,495         $  51,704        $   151,784       $    71,481
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                       78,569            77,008             78,187            76,796
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)          $    0.91         $    0.67        $      1.94       $      0.93
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                               CONSOLIDATED BALANCE SHEETS

                                                                                September 30,
                                                                                    1999                December 31,
ASSETS                                                                          (Unaudited)                 1998
---------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                    $ 4,966,347            $ 4,866,152
      Gas                                                                             529,420                515,074
      Other                                                                           448,811                409,711
                                                                              ----------------       ----------------
                                                                                    5,944,578              5,790,937
    Less - Accumulated depreciation                                                 3,044,824              2,852,605
                                                                              ----------------       ----------------
                                                                                    2,899,754              2,938,332
    Construction work in progress                                                     135,497                119,032
    Nuclear fuel, net of amortization                                                  55,346                 44,316
                                                                              ----------------       ----------------
                                                                                    3,090,597              3,101,680
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $197,328 and $178,248, respectively              344,619                355,100
                                                                              ----------------       ----------------
                                                                                    3,435,216              3,456,780
                                                                              ----------------       ----------------

---------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                  69,028                 31,827
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,119 and $2,518, respectively                                              102,441                102,966
    Other, less allowance for doubtful accounts
      of $931 and $490, respectively                                                   30,834                 26,054
  Notes receivable, less allowance for doubtful
    accounts of $97 and $120, respectively                                              6,199                 13,392
  Income tax refunds receivable                                                        13,557                 14,826
  Production fuel, at average cost                                                     47,988                 54,140
  Materials and supplies, at average cost                                              55,224                 53,490
  Gas stored underground, at average cost                                              25,455                 26,013
  Regulatory assets                                                                    25,171                 30,796
  Prepaid gross receipts tax                                                           16,572                 22,222
  Other                                                                                26,793                 15,941
                                                                              ----------------       ----------------
                                                                                      419,262                391,667
                                                                              ----------------       ----------------

---------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in McLeodUSA Inc.                                                        818,162                320,280
  Nuclear decommissioning trust funds                                                 250,562                225,803
  Investment in foreign entities                                                      181,722                 68,882
  Other                                                                                57,798                 54,776
                                                                              ----------------       ----------------
                                                                                    1,308,244                669,741
                                                                              ----------------       ----------------

---------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                   268,714                284,467
  Deferred charges and other                                                          165,809                156,682
                                                                              ----------------       ----------------
                                                                                      434,523                441,149
                                                                              ----------------       ----------------

---------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $ 5,597,245            $ 4,959,337
                                                                              ================       ================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                              ALLIANT ENERGY CORPORATION
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                    September 30,
                                                                                        1999              December 31,
CAPITALIZATION AND LIABILITIES                                                      (Unaudited)               1998
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 78,704,221 and 77,630,043 shares, respectively                          $      787           $      776
  Additional paid-in capital                                                               934,373              905,130
  Retained earnings                                                                        572,035              537,372
  Accumulated other comprehensive income                                                   475,625              163,017
                                                                                  -----------------    -----------------
    Total common equity                                                                  1,982,820            1,606,295
                                                                                  -----------------    -----------------

  Cumulative preferred stock of subsidiaries:

   Par/Stated       Authorized        Shares                         Mandatory
      Value           Shares        Outstanding       Series        Redemption
      -----           ------        -----------       ------        ----------
      $ 100              *            449,765      4.40% - 6.20%        No                  44,977               44,977
      $  25              *            599,460          6.50%            No                  14,986               14,986
      $  50           466,406         366,406      4.30% - 6.10%        No                  18,320               18,320
      $  50              **           216,381      4.36% - 7.76%        No                  10,819               10,819
      $  50              **           545,000          6.40%            Yes ***             27,250               27,250
                                                                                  -----------------    -----------------
                                                                                           116,352              116,352
    Less:  unamortized expenses                                                             (2,748)              (2,854)
                                                                                  -----------------    -----------------
      Total cumulative preferred stock of subsidiaries                                     113,604              113,498
                                                                                  -----------------    -----------------

  Long-term debt (excluding current portion)                                             1,569,531            1,543,131
                                                                                  -----------------    -----------------
                                                                                         3,665,955            3,262,924
                                                                                  -----------------    -----------------
*    3,750,000 authorized shares in total between the two classes
**   2,000,000 authorized shares in total between the two classes
***  $53.20 mandatory redemption price

------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                      53,679               63,414
  Variable rate demand bonds                                                                56,975               56,975
  Commercial paper                                                                         146,500               64,500
  Notes payable                                                                                 17               51,784
  Capital lease obligations                                                                 12,410               11,978
  Accounts payable                                                                         178,387              204,297
  Accrued taxes                                                                            100,220               84,921
  Other                                                                                    124,110              111,685
                                                                                  -----------------    -----------------
                                                                                           672,298              649,554
                                                                                  -----------------    -----------------

------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                        888,170              691,624
  Accumulated deferred investment tax credits                                               73,221               77,313
  Environmental liabilities                                                                 69,131               68,399
  Customer advances                                                                         36,704               37,171
  Capital lease obligations                                                                 27,590               13,755
  Other                                                                                    164,176              158,597
                                                                                  -----------------    -----------------
                                                                                         1,258,992            1,046,859
                                                                                  -----------------    -----------------

------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                   $ 5,597,245          $ 4,959,337
                                                                                  =================    =================

------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      ALLIANT ENERGY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                               1999           1998
-----------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                                $ 151,784       $ 71,481
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                             218,656        212,787
    Amortization of nuclear fuel                                               14,099         13,718
    Amortization of deferred energy efficiency expenditures                    19,433         20,849
    Deferred taxes and investment tax credits                                 (14,281)       (22,731)
    Refueling outage provision                                                  6,193         (6,707)
    Impairment of oil and gas properties                                            -          8,448
    (Gain) loss on disposition of assets, net                                 (44,534)        (1,228)
    Other                                                                      (6,512)         3,568
  Other changes in assets and liabilities:
    Accounts receivable                                                        (4,255)        31,802
    Notes receivable                                                            7,193          9,945
    Production fuel                                                             6,152         (2,485)
    Gas stored underground                                                        558          9,737
    Prepaid gross receipts tax                                                  5,650          3,781
    Accounts payable                                                          (25,910)       (28,254)
    Accrued taxes                                                              15,299         22,542
    Adjustment clause balances                                                (17,228)         9,120
    Benefit obligations and other                                              34,462         33,214
                                                                          ------------   ------------
       Net cash flows from operating activities                               366,759        389,587
                                                                          ------------   ------------
-----------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                          (117,121)      (102,103)
    Dividends payable                                                             308        (15,453)
    Proceeds from issuance of common stock                                     28,652         18,317
    Net change in Alliant Energy Resources, Inc. credit facility               76,995         77,037
    Proceeds from issuance of other long-term debt                             12,162          2,594
    Reductions in other long-term debt                                        (73,784)       (10,879)
    Net change in short-term borrowings                                        30,233       (102,426)
    Principal payments under capital lease obligations                         (9,461)        (9,655)
    Other                                                                        (129)           (91)
                                                                          ------------   ------------
        Net cash flows used for financing activities                          (52,145)      (142,659)
                                                                          ------------   ------------
-----------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                               (182,039)      (167,109)
       Non-regulated businesses                                              (131,374)       (74,437)
    Nuclear decommissioning trust funds                                       (19,879)       (18,084)
    Proceeds from disposition of assets                                        71,718          4,607
    Shared savings program                                                    (15,219)       (12,767)
    Other                                                                        (620)         3,000
                                                                          ------------   ------------
       Net cash flows used for investing activities                          (277,413)      (264,790)
                                                                          ------------   ------------
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                 37,201        (17,862)
                                                                          ------------   ------------
-----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                     31,827         27,329
                                                                          ------------   ------------
-----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                        $  69,028       $  9,467
                                                                          ============   ============
-----------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                             $  93,854       $ 92,707
                                                                          ============   ============
       Income taxes                                                         $  89,773       $ 57,428
                                                                          ============   ============
    Noncash investing and financing activities:
       Capital lease obligations incurred                                   $  23,793       $  1,276
                                                                          ============   ============
-----------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIANT ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (WP&L, IESU, IPC, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K, as amended on November 1, 1999.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, (b) the consolidated financial position at September 30, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                                         For the Three Months             For the Nine Months
                                                                         Ended September 30,              Ended September 30,
                                                                         1999           1998              1999            1998
                                                                   ----------------------------     -----------------------------
Net income                                                             $ 71,495        $51,704          $151,784         $71,481

   Other comprehensive income (loss):
     Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during
           period, net of tax (1)                                       177,896       (102,546)          337,669         (61,075)
        Less:  reclassification adjustment for gains included
           in net income, net of tax (2)                                      -              -           (21,324)              -
                                                                   -------------  -------------     -------------   -------------
        Net unrealized gains (losses)                                   177,896       (102,546)          316,345         (61,075)
                                                                   -------------  -------------     -------------   -------------
     Foreign currency translation adjustments                            (2,884)        (8,511)           (3,737)         (8,455)
                                                                   -------------  -------------     -------------   -------------
       Other comprehensive income (loss)                                175,012       (111,057)          312,608         (69,530)

                                                                   -------------  -------------     -------------   -------------
Comprehensive income (loss)                                            $246,507       ($59,353)         $464,392         $ 1,951
                                                                   =============  =============     =============   =============

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investment in McLeod.

(2) The second quarter 1999 earnings included a pre-tax gain of $33.8 million ($0.27 per share) from the sale of approximately 640,000 shares of McLeod stock held by Alliant Energy. McLeod declared a 2-for-1 stock split effective July 1999. Alliant Energy still held beneficial ownership in approximately 19.3 million shares of McLeod stock as of September 30, 1999.

    IESU and WP&L had no comprehensive income in the periods presented.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                             --------------------------------------------------------
                                          Regulated Domestic Utilities                                                  Alliant
                            --------------------------------------------------------      Non-regulated                 Energy
                                  Electric        Gas          Other         Total         Businesses       Other    Consolidated
                            --------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Three Months Ended
September 30, 1999
------------------
Operating revenues               $475,423       $33,473        $6,892      $515,788         $83,069         ($521)     $598,336
Operating income (loss)           137,795        (4,906)          (71)      132,818          (1,969)          (48)      130,801
Net income                                                                   62,805           7,359         1,331        71,495


Three Months Ended
September 30 ,1998
------------------
Operating revenues               $460,974       $29,082        $7,207      $497,263         $58,642         ($592)     $555,313
Operating income (loss)           129,319        (7,590)        1,243       122,972            (723)          (53)      122,196
Net income (loss)                                                            52,977          (1,217)          (56)       51,704


Nine Months Ended
September 30, 1999
------------------
Operating revenues             $1,192,913      $213,357       $23,916    $1,430,186        $202,863       ($1,744)   $1,631,305
Operating income                  262,565        17,015         3,812       283,392             296           358       284,046
Net income                                                                  124,710          27,013            61       151,784


Nine Months Ended
September 30, 1998
------------------
Operating revenues             $1,199,139      $204,395       $23,040    $1,426,574        $177,269       ($1,235)   $1,602,608
Operating income (loss)           223,983         7,381         4,401       235,765          (5,533)       (1,528)      228,704
Net income (loss)                                                            83,130          (8,142)       (3,507)       71,481

    Resources' (i.e., the non-regulated businesses) assets increased $617 million during the first nine months of 1999, primarily due to the increase in market value of its investment in McLeod and additional investments in foreign entities. Intersegment revenues were not material to Alliant Energy's operations and there was no single customer whose revenues exceeded 10% or more of Alliant Energy's consolidated revenues.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. At September 30, 1999, Alliant Energy had $182 million of investments in foreign entities on its Consolidated Balance Sheet that primarily included investments in several New Zealand utility entities, investments in several generation facilities in China and an investment in secured debentures of a development project in Mexico. Alliant Energy accounts for the China investments under the equity method and the New Zealand investments under the cost method. The geographic concentration of Alliant Energy's investments in foreign entities at September 30, 1999, included investments of approximately $111 million in New Zealand, $61 million in China, $9 million in Mexico and $1 million in other countries.

6. Summary financial information for Resources was as follows (in thousands):

                                      September 30,
                                          1999
                                     ---------------
    Current assets                    $  104,745
    Non-current assets                 1,381,858
    Current liabilities                   52,605
    Non-current liabilities
     (excludes minority interest)        370,508
    Minority interest                      7,138

Refer to the "Non-regulated Businesses" column of Note 3 for summary income statement data of Resources.

                                                      IES UTILITIES INC.
                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             For the Three Months                     For the Nine Months
                                                              Ended September 30,                      Ended September 30,
                                                            1999               1998                 1999               1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating revenues:
  Electric utility                                       $ 206,148          $ 201,336           $ 488,374          $ 489,625
  Gas utility                                               16,648             14,984              99,956             96,299
  Steam and other                                            5,532              5,870              20,056             19,277
                                                    ---------------    ---------------     ---------------    ---------------
                                                           228,328            222,190             608,386            605,201
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       31,064             35,478              69,937             87,411
  Purchased power                                           22,057             18,315              62,349             55,132
  Cost of gas sold                                           8,777              7,524              58,313             55,963
  Other operation                                           44,075             42,020             136,681            133,891
  Maintenance                                               12,295             13,042              34,772             37,993
  Depreciation and amortization                             25,481             23,885              76,444             72,127
  Taxes other than income taxes                             12,452             11,986              37,535             36,699
                                                    ---------------    ---------------     ---------------    ---------------
                                                           156,201            152,250             476,031            479,216
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Operating income                                            72,127             69,940             132,355            125,985
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                          11,765             13,124              39,403             39,154
  Allowance for funds used during construction                (424)              (976)             (1,808)            (2,543)
  Miscellaneous, net                                          (213)               809              (3,568)             5,256
                                                    ---------------    ---------------     ---------------    ---------------
                                                            11,128             12,957              34,027             41,867
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  60,999             56,983              98,328             84,118
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Income taxes                                                25,521             26,346              41,349             38,861
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Net income                                                  35,478             30,637              56,979             45,257
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                229                229                 686                686
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                      $  35,249          $  30,408           $  56,293          $  44,571
                                                    ===============    ===============     ===============    ===============

-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 IES UTILITIES INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 1999            December 31,
ASSETS                                                                       (Unaudited)             1998
--------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                $ 2,173,258         $ 2,140,322
      Gas                                                                         203,722             198,488
      Steam                                                                        55,794              55,797
      Common                                                                      135,787             106,940
                                                                         -----------------   -----------------
                                                                                2,568,561           2,501,547
    Less - Accumulated depreciation                                             1,288,469           1,209,204
                                                                         -----------------   -----------------
                                                                                1,280,092           1,292,343
    Construction work in progress                                                  47,839              48,991
    Leased nuclear fuel, net of amortization                                       39,919              25,644
                                                                         -----------------   -----------------
                                                                                1,367,850           1,366,978
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,058 and $1,948, respectively                5,513               5,623
                                                                         -----------------   -----------------
                                                                                1,373,363           1,372,601
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               5,445               4,175
  Temporary cash investments with associated companies                                  -              53,729
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $565 and $1,058, respectively                                             15,000              16,703
    Associated companies                                                            1,908               2,662
    Other, less allowance for doubtful accounts
      of $803 and $357, respectively                                               16,905              10,346
  Production fuel, at average cost                                                 11,400              11,863
  Materials and supplies, at average cost                                          25,374              25,591
  Gas stored underground, at average cost                                          10,641              12,284
  Adjustment clause balances                                                       11,579                   -
  Regulatory assets                                                                16,887              23,487
  Prepayments and other                                                             4,755               4,185
                                                                         -----------------   -----------------
                                                                                  119,894             165,025
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                              97,481              91,691
  Other                                                                             6,678               6,019
                                                                         -----------------   -----------------
                                                                                  104,159              97,710
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               127,448             137,908
  Deferred charges and other                                                       15,722              15,734
                                                                         -----------------   -----------------
                                                                                  143,170             153,642
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Total assets                                                                  $ 1,740,586         $ 1,788,978
                                                                         =================   =================

--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                 IES UTILITIES INC.
                                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                September 30,
                                                                                    1999               December 31,
CAPITALIZATION AND LIABILITIES                                                  (Unaudited)                1998
--------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                         $    33,427           $    33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   258,373               275,372
                                                                            ------------------     -----------------
    Total common equity                                                               570,842               587,841
  Cumulative preferred stock, not mandatorily redeemable -
    $50 par value - authorized 466,406 shares; 366,406 shares outstanding              18,320                18,320
  Long-term debt (excluding current portion)                                          551,015               602,020
                                                                            ------------------     -----------------
                                                                                    1,140,177             1,208,181
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 51,196                50,140
  Capital lease obligations                                                            12,396                11,965
  Notes payable to associated companies                                                 6,626                     -
  Accounts payable                                                                     35,702                43,953
  Accounts payable to associated companies                                             16,717                22,487
  Accrued payroll and vacations                                                         8,163                 6,365
  Accrued interest                                                                     11,971                12,045
  Accrued taxes                                                                        67,519                55,295
  Accumulated refueling outage provision                                               12,798                 6,605
  Environmental liabilities                                                             5,448                 5,660
  Other                                                                                 8,859                17,617
                                                                            ------------------     -----------------
                                                                                      237,395               232,132
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   221,336               224,510
  Accumulated deferred investment tax credits                                          27,322                29,243
  Environmental liabilities                                                            28,731                29,195
  Pension and other benefit obligations                                                28,900                25,655
  Capital lease obligations                                                            27,523                13,679
  Other                                                                                29,202                26,383
                                                                            ------------------     -----------------
                                                                                      363,014               348,665
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                              $ 1,740,586           $ 1,788,978
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 IES UTILITIES INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              For the Nine Months
                                                                                              Ended September 30,
                                                                                              1999           1998
-------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Cash flows from operating activities:
  Net income                                                                               $ 56,979       $ 45,257
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                           76,444         72,127
     Amortization of leased nuclear fuel                                                      9,518          9,143
     Amortization of deferred energy efficiency expenditures                                 12,668         14,339
     Deferred taxes and investment tax credits                                               (7,417)        (9,948)
     Refueling outage provision                                                               6,193         (6,707)
     Other                                                                                      877            621
  Other changes in assets and liabilities:
     Accounts receivable                                                                     (4,102)        24,219
     Gas stored underground                                                                   1,643          9,328
     Accounts payable                                                                       (14,021)       (23,192)
     Accrued taxes                                                                           12,224         11,165
     Adjustment clause balances                                                             (15,009)         6,307
     Benefit obligations and other                                                           14,580         16,216
                                                                                        ------------  -------------
       Net cash flows from operating activities                                             150,577        168,875
                                                                                        ------------  -------------

-------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                                         (73,292)       (18,840)
    Dividends payable                                                                        (4,840)         4,840
    Preferred stock dividends                                                                  (686)          (686)
    Reductions in long-term debt                                                            (50,140)          (140)
    Net change in short-term borrowings                                                       6,626              -
    Principal payments under capital lease obligations                                       (9,461)        (9,655)
    Other                                                                                       (19)             -
                                                                                        ------------  -------------
      Net cash flows used for financing activities                                         (131,812)       (24,481)
                                                                                        ------------  -------------

-------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                       (66,753)       (71,390)
    Nuclear decommissioning trust funds                                                      (4,506)        (4,506)
    Other                                                                                        35            467
                                                                                        ------------  -------------
      Net cash flows used for investing activities                                          (71,224)       (75,429)
                                                                                        ------------  -------------

-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                              (52,459)        68,965
                                                                                        ------------  -------------

-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                   57,904            230
                                                                                        ------------  -------------

-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                       $  5,445       $ 69,195
                                                                                        ============  =============

-------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                               $ 34,825       $ 39,420
                                                                                        ============  =============
    Income taxes                                                                           $ 41,052       $ 46,500
                                                                                        ============  =============
  Noncash investing and financing activities - Capital lease obligations incurred          $ 23,793        $ 1,276
                                                                                        ============  =============

-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                              IES UTILITIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU. Alliant Energy Notes 5 and 6 do not relate to IESU and, therefore, are not incorporated by reference.

 1. The interim consolidated financial statements included herein have been prepared by IESU, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IESU and its consolidated wholly-owned subsidiary, IES Ventures Inc. IESU is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IESU's latest Annual Report on Form 10-K, as amended.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, (b) the consolidated financial position at September 30, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998, have been made. Because of the seasonal nature of IESU's operations, results for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

                                              WISCONSIN POWER AND LIGHT COMPANY
                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                              For the Three Months                    For the Nine Months
                                                               Ended September 30,                     Ended September 30,
                                                             1999               1998                 1999              1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                        $ 173,561          $ 165,345           $ 474,016          $ 470,969
  Gas utility                                                11,869              9,450              79,020             76,712
  Water                                                       1,360              1,335               3,860              3,763
                                                     --------------    ---------------     ---------------    ---------------
                                                            186,790            176,130             556,896            551,444
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                  30,994             33,520              84,374             91,889
  Purchased power                                            34,704             30,539              87,129             89,378
  Cost of gas sold                                            2,636              2,711              39,614             41,940
  Other operation                                            31,653             31,140              93,194            105,036
  Maintenance                                                14,397             10,793              37,276             35,240
  Depreciation and amortization                              32,446             30,237              91,992             91,075
  Taxes other than income taxes                               7,506              7,494              22,563             22,710
                                                     ---------------    ---------------     ---------------    ---------------
                                                            154,336            146,434             456,142            477,268
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating income                                             32,454             29,696             100,754             74,176
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                           10,352              9,224              30,295             26,591
  Allowance for funds used during construction               (1,279)              (778)             (3,311)            (2,175)
  Miscellaneous, net                                            110                573              (2,239)             1,849
                                                     ---------------    ---------------     ---------------    ---------------
                                                              9,183              9,019              24,745             26,265
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   23,271             20,677              76,009             47,911
                                                     ---------------    ---------------     ---------------    ---------------

---------------------------------------------------------------------------------------     ----------------------------------

Income taxes                                                  9,082              8,000              28,579             18,869
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Net income                                                   14,189             12,677              47,430             29,042
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                 827                827               2,483              2,483
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                       $  13,362          $  11,850           $  44,947           $ 26,559
                                                     ===============    ===============     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                            CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 1999             December 31,
ASSETS                                                                       (Unaudited)              1998
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                $ 1,889,883          $ 1,839,545
      Gas                                                                         251,742              244,518
      Water                                                                        27,523               26,567
      Common                                                                      227,524              219,268
                                                                         -----------------    -----------------
                                                                                2,396,672            2,329,898
    Less - Accumulated depreciation                                             1,260,362            1,168,830
                                                                         -----------------    -----------------
                                                                                1,136,310            1,161,068
    Construction work in progress                                                  73,165               56,994
    Nuclear fuel, net of amortization                                              15,428               18,671
                                                                         -----------------    -----------------
                                                                                1,224,903            1,236,733
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $151 and $44, respectively                       538                  630
                                                                         -----------------    -----------------
                                                                                1,225,441            1,237,363
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               2,973                1,811
  Accounts receivable:
    Customer                                                                        6,496               13,372
    Associated companies                                                            2,758                3,019
    Other                                                                           7,714                8,298
  Income tax refunds receivable                                                     4,801                2,715
  Production fuel, at average cost                                                 16,497               20,105
  Materials and supplies, at average cost                                          21,650               20,025
  Gas stored underground, at average cost                                          11,417               10,738
  Regulatory assets                                                                 3,707                3,707
  Prepaid gross receipts tax                                                       16,572               22,222
  Other                                                                             3,209                4,272
                                                                         -----------------    -----------------
                                                                                   97,794              110,284
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             153,081              134,112
  Other                                                                            15,013               15,960
                                                                         -----------------    -----------------
                                                                                  168,094              150,072
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                75,267               76,284
  Deferred charges and other                                                      121,442              111,147
                                                                         -----------------    -----------------
                                                                                  196,709              187,431
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                  $ 1,688,038          $ 1,685,150
                                                                         =================    =================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           WISCONSIN POWER AND LIGHT COMPANY
                                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       September 30,
                                                                           1999                December 31,
CAPITALIZATION AND LIABILITIES                                          (Unaudited)               1998
-----------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000
    shares; 13,236,601 shares outstanding                                $    66,183           $    66,183
  Additional paid-in capital                                                 229,438               199,438
  Retained earnings                                                          295,491               294,309
                                                                    -----------------     -----------------
    Total common equity                                                      591,112               559,930
                                                                    -----------------     -----------------

  Cumulative preferred stock, not mandatorily redeemable -
    without par value - authorized 3,750,000 shares, maximum
    aggregate stated value $150,000,000:
       $100 stated value - 449,765 shares outstanding                         44,977                44,977
        $25 stated value - 599,460 shares outstanding                         14,986                14,986
                                                                    -----------------     -----------------
        Total cumulative preferred stock                                      59,963                59,963
                                                                    -----------------     -----------------

  Long-term debt (excluding current portion)                                 414,650               414,579
                                                                    -----------------     -----------------
                                                                           1,065,725             1,034,472
                                                                    -----------------     -----------------

-----------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                  56,975                56,975
  Notes payable                                                                    -                50,000
  Notes payable to associated companies                                       77,145                26,799
  Accounts payable                                                            75,441                84,754
  Accounts payable to associated companies                                    19,012                20,315
  Accrued payroll and vacations                                                7,617                 5,276
  Accrued interest                                                             8,220                 6,863
  Other                                                                       10,615                14,600
                                                                    -----------------     -----------------
                                                                             255,025               265,582
                                                                    -----------------     -----------------

-----------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                          236,045               245,489
  Accumulated deferred investment tax credits                                 31,775                33,170
  Customer advances                                                           33,583                34,367
  Environmental liabilities                                                   12,152                11,683
  Other                                                                       53,733                60,387
                                                                    -----------------     -----------------
                                                                             367,288               385,096
                                                                    -----------------     -----------------

-----------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                     $ 1,688,038           $ 1,685,150
                                                                    =================     =================

-----------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       WISCONSIN POWER AND LIGHT COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          1999            1998
-----------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                           $ 47,430         $ 29,042
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                       91,992           91,075
     Amortization of nuclear fuel                                                         4,581            4,575
     Deferred taxes and investment tax credits                                           (8,962)          (4,349)
     Other                                                                               (2,119)          (1,508)
  Other changes in assets and liabilities:
     Accounts receivable                                                                  7,721           24,437
     Prepaid gross receipts tax                                                           5,650            3,781
     Accounts payable                                                                   (10,616)          (2,134)
     Benefit obligations and other                                                       (3,682)          14,687
                                                                                  --------------   --------------
       Net cash flows from operating activities                                         131,995          159,606
                                                                                  --------------   --------------

-----------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                              (43,765)         (43,756)
    Preferred stock dividends                                                            (2,483)          (2,483)
    Reductions in long-term debt                                                              -           (8,899)
    Net change in short-term borrowings                                                     346           (7,653)
    Capital contribution from parent                                                     30,000                -
                                                                                  --------------   --------------
      Net cash flows used for financing activities                                      (15,902)         (62,791)
                                                                                  --------------   --------------

-----------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                   (88,421)         (73,587)
    Nuclear decommissioning trust funds                                                 (15,373)         (13,578)
    Shared savings program                                                              (11,880)         (10,336)
    Other                                                                                   743             (683)
                                                                                  --------------   --------------
      Net cash flows used for investing activities                                     (114,931)         (98,184)
                                                                                  --------------   --------------

-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                            1,162           (1,369)
                                                                                  --------------   --------------

-----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                1,811            2,492
                                                                                  --------------   --------------

-----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                   $  2,973         $  1,123
                                                                                  ==============   ==============

-----------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                           $ 27,614         $ 21,332
                                                                                  ==============   ==============
    Income taxes                                                                       $ 40,686         $ 22,524
                                                                                  ==============   ==============

-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      WISCONSIN POWER AND LIGHT COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L. Alliant Energy Notes 5 and 6 do not relate to WP&L and, therefore, are not incorporated by reference.

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiary. WP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K, as amended.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, (b) the consolidated financial position at September 30, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Alliant Energy was formed as the result of a three-way merger involving WPLH, IES and IPC that was completed in April 1998. The first tier subsidiaries of Alliant Energy include: WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA.

This MD&A includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's, IESU's and WP&L's
latest Annual Report on Form   10-K, as amended on November 1, 1999.

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Alliant Energy, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, including issues associated with the deregulation of the utility industry, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant Energy's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy, unanticipated issues relating to establishing a transmission company, material changes in the value of Alliant Energy's investment in McLeod, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries Alliant Energy has investments in and changes in the rate of inflation.

                           UTILITY INDUSTRY OUTLOOK

A summary of the current regulatory environment is included in the Form 10-K, as amended, filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1998. Set forth below are several developments relating to such regulatory environment.

Across the nation, approximately half of the states have passed legislation or issued regulatory rulings granting customers the right to choose their electric energy supplier. At the federal level, a number of proposals to restructure the electric industry are currently under consideration.
However, there continues to be a lack of consensus over how restructuring should be implemented and how much control the federal government should have over this process. Until one of the proposals gains significant bipartisan support, there is unlikely to be final federal action to either facilitate or force states to open electricity markets to competition.

The IUB has been reviewing all forms of competition in the electric utility industry for several years. A group comprised of the IUB, Alliant Energy, MidAmerican Energy Company, rural electric cooperatives, municipal utilities and Iowans for Choice in Electricity (a diverse group of industrial customers, marketers, such as Enron, and a low income customer representative, among others) endorsed a bill to allow for such competition that was introduced in the Iowa Legislature in March 1999. The bill was opposed by the OCA, which is charged by Iowa law with representation of all consumers generally. While the bill did not pass, it will by operation of Iowa General Assembly rules remain alive in the General Assembly upon adjournment in the spring of its 1999 regular session. By operation of House rules, it will be re-referred to the House Commerce Committee and will again be inserted into the legislative process in the Second Regular Session of the 78th General Assembly (2000).

"Reliability 2000" legislation was signed into law by the Governor of Wisconsin on October 27, 1999 as part of the state's biennial budget bill. This legislation includes, among other items, a relaxation of the non-utility asset limitations included in the WUHCA and the formation of a Wisconsin transmission company (Transco) for those Wisconsin utility holding companies who elect to take advantage of the new asset cap law. The asset cap modifications will not be effective for Alliant Energy until it agrees to include WP&L's transmission system in the Transco and makes several federal and state regulatory filings and commitments relating to its participation in the Transco. Such efforts are currently underway and are expected to be completed by year-end. Alliant Energy will review the possible inclusion of the transmission systems of IESU and IPC in the Transco as well. Refer to "Liquidity and Capital Resources - Future Considerations" for a further discussion of the asset cap.

The Transco, structured as an independent single-purpose corporation, will operate as a member of the Midwest ISO. Companies would transfer their transmission assets at net book value to the Transco in exchange for an ownership interest. The Transco will transfer operational control of the transmission systems to the Midwest ISO and will be a public utility, as defined under Wisconsin law, with a board of directors comprised of one representative from each utility having at least a 10% ownership interest in the Transco. Smaller utilities could combine their transmission assets with others to reach the minimum level for board membership. In addition, the shareowners of the Transco will select four at-large directors that could not be employed or engaged in electricity or natural gas businesses.

In addition, in May 1999, FERC issued a Notice of Proposed Rulemaking (NOPR) concerning the development of RTOs. The proposed rules outline the requirements for utilities to voluntarily turn over control of their transmission system to a regional entity either by leasing the system to an RTO, or by outright divestiture. FERC's timeline is to have a final rule issued by January 1, 2000, and have the RTOs in operation by the end of 2001. Alliant Energy is involved with other utilities and industry groups in reviewing the NOPR and has submitted joint and individual comments to FERC.

Alliant Energy is unable to determine what, if any, impact the establishment of the Transco or the final outcome of the FERC NOPR on RTOs will have on its financial position or results of operations.

Each of the utilities complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they currently meet the requirements of SFAS 71.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Third Quarter Results

Alliant Energy reported net income of $71.5 million, or $0.91 per share (basic and diluted), for the third quarter of 1999, compared to net income of $51.7 million, or $0.67 per share (basic and diluted), for the third quarter of 1998.

Higher electric and natural gas margins from Alliant Energy's utility operations, a significant improvement in earnings from Alliant Energy's diversified operations and a lower effective income tax rate contributed to the increase in earnings. These items were partially offset by higher utility operation and maintenance expenses, largely due to uncollectible expenses associated with WP&L's Year 2000 program, and increased depreciation expenses in 1999. The 1998 results included approximately $6.5 million of merger-related expenses ($0.05 per share).

Alliant Energy's utility operations reported net income of approximately $62.8 million for the third quarter of 1999, compared to $53.0 million ($56.4 million excluding merger-related expenses) for the same period in 1998. The increase in utility earnings resulted primarily from higher electric and natural gas margins and a lower effective income tax rate ($0.15, $0.02 and $0.04 per share, respectively). Higher operation and maintenance expenses (excluding merger-related expenses) and depreciation expense partially offset the increased earnings ($0.07 and $0.04 per share, respectively).

The higher electric margins resulted from a $15 million annual rate adjustment implemented at WP&L in early March 1999 to recover higher purchased-power and transmission costs, and continued economic growth in Alliant Energy's service territory. In addition, earnings for the third quarter of 1999 were favorably impacted ($0.07 per share) by a change in estimate of Alliant Energy's utility services rendered but unbilled at month-end. Alliant Energy estimates that weather did not significantly impact the comparison of third quarter 1999 earnings to the earnings for the same period in 1998. Lower margins from sales to wholesale and off-system customers and higher purchased-power costs partially offset the increase.

The increase in operation and maintenance expenses resulted primarily from WP&L expensing $4.5 million ($0.04 per share) of previously deferred expenditures relating to its Year 2000 readiness program in the third quarter of 1999. The PSCW recently approved the recovery by WP&L of $6.3 million of the $10.8 million in total expenditures for its Year 2000 program. Increases in employee benefits, incentive pay and energy conservation costs also contributed to the increase in operation and maintenance expenses. Such items were partially offset by lower transmission and distribution expenses.

Alliant Energy's diversified (non-regulated) operations reported net income of $7.4 million in the third quarter of 1999 compared to a net loss of $1.2 million (net loss of $0.3 million excluding merger-related expenses) for the same period in 1998. The increased earnings were largely due to gains realized from the sale of certain New Zealand electric distribution investments ($0.05 per share), strong operating results from Alliant Energy's electric trading joint venture ($0.04 per share) and improved earnings from Alliant Energy's oil and gas business ($0.03 per share). During the third quarter of 1999, Alliant Energy sold its entire interest in one of its New Zealand distribution investments, and a partial interest in the other one. Alliant Energy is in the process of selling its investments in regulated distribution businesses in New Zealand and strategically investing in new generation and retail energy businesses there.

Electric Utility Operations

Electric margins and MWH sales for Alliant Energy for the three months ended September 30 were as follows:

                                          Revenues and Costs                            MWHs Sold
                                            (in thousands)                           (in thousands)
                                    -----------------------------             ----------------------------
                                            1999           1998      Change           1999          1998      Change
                                    --------------- -------------  ---------  -------------- -------------  ---------
Residential                              $ 169,507     $ 161,978         5%           2,076         1,962         6%
Commercial                                 103,111        94,590         9%           1,511         1,350        12%
Industrial                                 139,984       136,922         2%           3,435         3,311         4%
                                    --------------- -------------             -------------- -------------
   Total from ultimate customers           412,602       393,490         5%           7,022         6,623         6%
Sales for resale                            49,158        56,617       (13%)          1,500         1,851       (19%)
Other                                       13,663        10,867        26%              41            38         8%
                                    --------------- -------------             --------------- -------------
   Total                                   475,423       460,974         3%           8,563         8,512         1%
                                                                              ============== =============  =========
Electric production fuels                   76,629        82,725        (7%)
Purchased power                             74,802        69,366         8%
                                    --------------- -------------
   Margin                                $ 323,992     $ 308,883         5%
                                    =============== =============  =========

Electric margins and MWH sales for Alliant Energy for the nine months ended September 30 were as follows:

                                           Revenues and Costs                            MWHs Sold
                                             (in thousands)                           (in thousands)
                                    -----------------------------             ----------------------------
                                            1999          1998       Change           1999          1998      Change
                                    --------------- -------------  ---------  -------------- -------------  ---------
Residential                             $  423,166    $  409,757         3%           5,461         5,198         5%
Commercial                                 252,668       241,384         5%           4,005         3,702         8%
Industrial                                 359,365       361,776        (1%)          9,749         9,461         3%
                                    --------------- -------------             -------------- -------------
   Total from ultimate customers         1,035,199     1,012,917         2%          19,215        18,361         5%
Sales for resale                           122,736       156,657       (22%)          4,184         5,557       (25%)
Other                                       34,978        29,565        18%             123           118         4%
                                    --------------- -------------             -------------- -------------
   Total                                 1,192,913     1,199,139        (1%)         23,522        24,036        (2%)
                                                                              ============== =============  =========
Electric production fuels                  187,765       214,815       (13%)
Purchased power                            199,308       198,930        --
                                    -------------- -------------
   Margin                               $  805,840    $  785,394         3%
                                    =============== =============  =========

Electric margin increased $15.1 million, or 5%, and $20.4 million, or 3%, for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The increases were primarily due to a $15 million annual rate increase implemented at WP&L in early March 1999 to recover higher purchased-power and transmission costs, and continued economic growth in Alliant Energy's service territory. In addition, electric margins for the three and nine months ended September 30, 1999, were favorably impacted by approximately $9 million due to a change in estimate of Alliant Energy's utility services rendered but unbilled at month-end. A separate $15 million annual rate increase implemented at WP&L in July 1998 to recover higher purchased-power and transmission costs and more favorable weather conditions in the first quarter of 1999 also contributed to the nine-month increase.

Partially offsetting the increase in electric margin for both periods were:
1) decreased sales to wholesale and off-system customers, primarily due to lower wholesale customer contractual commitments and transmission constraints; 2) decreased recoveries of $4.5 million and $10.8 million of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency program costs for the three- and nine-month periods, respectively; and 3) higher purchased-power costs. Recoveries for energy efficiency program costs are in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Also impacting the nine month variance were $3.2 million of revenues collected from WP&L customers for a surcharge related to Kewaunee (a corresponding amount was included in depreciation and amortization expense) in the second quarter of 1998.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations

Gas margins and Dth sales for Alliant Energy for the three months ended September 30 were as follows:

                                          Revenues and Costs                        Dekatherms Sold
                                            (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                             1999          1998      Change          1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                               $ 17,774      $ 15,504        15%          2,178         1,918        14%
Commercial                                   8,888         7,709        15%          1,582         1,533         3%
Industrial                                   4,526         3,407        33%          1,228           998        23%
Transportation and other                     2,285         2,462        (7%)        10,192        11,589       (12%)
                                    --------------- -------------             --------------- -------------
   Total                                    33,473        29,082        15%         15,180        16,038        (5%)
                                                                              =============  ============  =========
Cost of gas sold                            14,458        12,215        18%
                                    --------------- -------------
   Margin                                 $ 19,015      $ 16,867        13%
                                    =============== =============  =========

Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows:

                                           Revenues and Costs                        Dekatherms Sold
                                             (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                            1999           1998      Change          1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $ 126,815     $ 121,797         4%         20,983        19,475         8%
Commercial                                  60,542        58,843         3%         12,673        11,998         6%
Industrial                                  14,942        13,564        10%          4,185         3,658        14%
Transportation and other                    11,058        10,191         9%         35,635        38,333        (7%)
                                    --------------- -------------             --------------- -------------
   Total                                   213,357       204,395         4%         73,476        73,464         --
                                                                              =============  ============  =========
Cost of gas sold                           118,468       113,401         4%
                                    --------------- -------------
   Margin                                 $ 94,889      $ 90,994         4%
                                    =============== =============  =========

Gas margin increased $2.1 million, or 13%, and increased $3.9 million, or 4%, for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to higher retail sales due to customer growth, more favorable weather conditions in 1999 and contributions to gas margin from WP&L's gas cost sharing mechanism. The nine-month increase was partially offset by a reduction of $2.1 million in recoveries of Iowa-mandated energy efficiency costs and gas cost adjustments at IPC. Refer to "Interest Expense and Other" for a discussion of income realized from a weather hedge in the first quarter of 1999.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues

Non-regulated and other revenues for the three and nine months ended September 30 were as follows (in thousands):

                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,               Ended September 30,
                                                       1999            1998              1999            1998
                                                 ------------   -------------     -------------   -------------
Non-regulated energy                                 $33,791         $ 7,668          $ 58,858        $ 30,796
Environmental and engineering services                19,714          17,348            54,849          50,672
Oil and gas production                                13,621          15,854            43,062          50,478
Transportation, rents and other                       12,248          13,985            34,373          34,411
Steam                                                  5,804           6,059            20,959          19,885
Affordable housing                                     2,902           3,008             9,074           9,069
Water                                                  1,360           1,335             3,860           3,763
                                                 ------------   -------------     -------------   -------------
                                                     $89,440         $65,257          $225,035        $199,074
                                                 ============   =============     =============   =============

Non-regulated energy revenues increased by $26.1 million and $28.1 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to the second quarter 1999 acquisition of a small oil gathering and transportation business in Texas. Environmental and engineering services revenues increased $2.4 million and $4.2 million for the three- and nine-month periods due to an increase in construction management services. Oil and gas production revenues declined $2.2 million and $7.4 million for the three- and nine-month periods, primarily due to lower gas prices (including impacts of the transaction entered into during the first quarter of 1999 to fix the sales price for approximately two-thirds of the anticipated gas production) and lower sales volumes. An increase in oil prices partially offset these items.

Operating Expenses

Other operation expenses for the three and nine months ended September 30 were as follows (in thousands):

                                                   For the Three Months              For the Nine Months
                                                    Ended September 30,              Ended September 30,
                                                   1999            1998              1999            1998
                                              ------------   -------------     -------------   -------------
Utility - WP&L / IESU / IPC                      $ 92,178        $ 92,688          $278,389        $308,627
Non-regulated and other                            73,090          47,394           165,536         147,486
                                              ------------   -------------     -------------   -------------
                                                 $165,268        $140,082          $443,925        $456,113
                                              ============   =============     =============   =============

Other operation expenses at the utility subsidiaries decreased $0.5 million and $30.2 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. Merger-related expenses of $1.9 million and $31.7 million incurred during the three- and nine-month periods in 1998, respectively, lower costs in 1999 due to operating efficiencies associated with the merger and lower transmission and distribution expenses contributed to the decreases. Such decreases were partially offset by increased expenses for employee benefits, incentive pay and energy conservation costs. Also partially offsetting the nine-month decrease were increased expenses for nuclear operations and Year 2000 readiness efforts.

Other operation expenses at the non-regulated businesses increased $25.7 million and $18.1 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The increases were primarily due to expenses associated with the acquisition of the oil gathering and transportation business and costs associated with the increased demand for construction management services. Partially offsetting the increases were lower operation expenses in the gas marketing business, a $6.7 million asset impairment charge in the first quarter of 1998 at Whiting and merger-related expenses of $2.1 million for the nine months ended September 30, 1998.

Maintenance expenses increased $2.1 million and decreased $0.8 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. WP&L expensed $4.5 million of previously deferred expenditures related to its Year 2000 readiness program in the third quarter of 1999. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section for a further discussion. Lower nuclear maintenance and transmission and distribution expense partially offset the Year 2000 expense. Expenses associated with outages at several generating facilities partially offset the nine-month decrease.

Depreciation and amortization expense increased $4.4 million and $5.9 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The increases were primarily due to property additions, partially offset by reduced earnings in WP&L's nuclear decommissioning trust fund, which was offset entirely in "Miscellaneous, net," and lower depletion expense at Whiting. The nine-month increase was also partially offset by the $3.2 million Kewaunee surcharge in the second quarter of 1998 at WP&L (recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no earnings impact).

Interest Expense and Other

Interest expense increased $5.3 million for the nine months ended September 30, 1999, compared with the same period in 1998, due to higher utility and non-regulated borrowings outstanding during 1999 and an increase in nuclear decommissioning trust fund interest expense at IESU, which was offset entirely in "Miscellaneous, net."

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the nuclear decommissioning funds at both WP&L and IESU. In accordance with their respective regulatory requirements, the corresponding offset is recorded through depreciation expense at WP&L and interest expense at IESU.

Miscellaneous, net income increased $16.7 million and $67.6 million for the three and nine months ended September 30, 1999, respectively, primarily due to the following:

a. Merger-related expenses of $3.7 million and $17.4 million incurred during the three and nine months ended September 30, 1998, respectively.
b. Gains of $6.0 million realized during the third quarter of 1999 from the sale of certain New Zealand electric distribution investments.
c. Improved operating results from Alliant Energy's electric trading joint venture.
d. A pre-tax gain of $33.8 million in the second quarter of 1999 from the sale of approximately 640,000 shares of McLeod stock and $2.5 million of income realized from settlement of a weather hedge at WP&L for the November 1, 1998 to March 31, 1999, heating season also contributed to the nine-month increase.
e. Partially offsetting these items were lower earnings on Alliant Energy's nuclear decommissioning trust funds.

Income Taxes

Alliant Energy's income tax expense increased $4.9 million and $37.7 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods last year, primarily due to higher pre-tax income, partially offset by lower effective income tax rates in 1999 primarily due to a reduction in flow-through depreciation expense and non-deductible merger expenses in 1998.

                          IESU RESULTS OF OPERATIONS

Overview - Third Quarter Results

IESU's earnings available for common stock increased $4.8 million for the three months ended September 30, 1999, compared with the same period in 1998. The increased earnings were primarily due to higher electric margins, a lower effective income tax rate, merger-related expenses incurred during the three months ended September 30, 1998, and reduced interest expense. Electric margins were higher due to a $5 million pre-tax change in estimate of IESU's utility services rendered but unbilled at month-end and increased retail sales. Such increases were partially offset by higher other operation expense (excluding merger-related expenses) and higher depreciation and amortization expense.

Electric Utility Operations

Electric margins and MWH sales for IESU for the three months ended September 30 were as follows:

                                           Revenues and Costs                           MWHs Sold
                                            (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                             1999          1998      Change           1999          1998     Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                               $ 76,739      $ 74,079         4%            818           761         7%
Commercial                                  58,716        53,132        11%            781           676        16%
Industrial                                  56,796        55,883         2%          1,312         1,229         7%
                                    --------------- -------------             -------------  ------------
   Total from ultimate customers           192,251       183,094         5%          2,911         2,666         9%
Sales for resale                            10,373        15,190       (32%)           385           520       (26%)
Other                                        3,524         3,052        15%              9            11       (18%)
                                    --------------- -------------             -------------  ------------
   Total                                   206,148       201,336         2%          3,305         3,197         3%
                                                                              =============  ============  =========
Electric production fuels                   27,442        32,349       (15%)
Purchased power                             22,057        18,315        20%
                                    --------------- -------------
   Margin                                $ 156,649     $ 150,672         4%
                                    =============== =============  =========

Electric margins and MWH sales for IESU for the nine months ended September 30 were as follows:

                                          Revenues and Costs                           MWHs Sold
                                           (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                             1999          1998      Change          1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $ 182,318     $ 178,917         2%          2,106         1,995         6%
Commercial                                 136,148       127,998         6%          2,027         1,823        11%
Industrial                                 137,889       140,620        (2%)         3,786         3,630         4%
                                    --------------- -------------             -------------  ------------
   Total from ultimate customers           456,355       447,535         2%          7,919         7,448         6%
Sales for resale                            23,108        34,153       (32%)         1,068         1,241       (14%)
Other                                        8,911         7,937        12%             29            32        (9%)
                                    --------------- -------------             -------------  ------------
   Total                                   488,374       489,625         --          9,016         8,721         3%
                                                                              =============  ============  =========
Electric production fuels                   58,689        77,278       (24%)
Purchased power                             62,349        55,132        13%
                                    --------------- -------------
   Margin                                $ 367,336     $ 357,215         3%
                                    =============== =============  =========

Electric margin increased $6.0 million, or 4%, and $10.1 million, or 3%, for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to a change in estimate of IESU's utility services rendered but unbilled at month-end of approximately $5 million and increased sales to retail customers due to continued economic growth in IESU's service territory. More favorable weather conditions in the first quarter of 1999 also contributed to the nine-month increase. Increased purchased-power capacity costs partially offset the increases. Sales for resale decreased significantly for the three- and nine-month periods, primarily due to various resale customers of IESU selecting another utility as their electricity provider effective in early 1999. IESU does not anticipate the loss of the resale customers will have a material impact on its electric margins in the future.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations

Gas margins and Dth sales for IESU for the three months ended September 30 were as follows:

                                           Revenues and Costs                       Dekatherms Sold
                                            (in thousands)                          (in thousands)
                                    -----------------------------             ---------------------------
                                             1999           1998     Change           1999          1998     Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                                $ 8,913       $ 8,187         9%            988           933         6%
Commercial                                   3,787         3,852        (2%)           608           714       (15%)
Industrial                                   2,988         2,110        42%            820           652        26%
Transportation and other                       960           835        15%          2,250         2,537       (11%)
                                    --------------- -------------             -------------  ------------
   Total                                    16,648        14,984        11%          4,666         4,836        (4%)
                                                                              =============  ============  =========
Cost of gas sold                             8,777         7,524        17%
                                    --------------- -------------
   Margin                                  $ 7,871       $ 7,460         6%
                                    =============== =============  =========

Gas margins and Dth sales for IESU for the nine months ended September 30 were as follows:

                                          Revenues and Costs                        Dekatherms Sold
                                            (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                             1999          1998      Change          1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                               $ 61,108      $ 59,183         3%          9,626         9,350         3%
Commercial                                  27,725        27,357         1%          5,643         5,650         --
Industrial                                   7,824         6,801        15%          2,298         1,997        15%
Transportation and other                     3,299         2,958        12%          7,712         8,273        (7%)
                                    --------------- -------------             -------------  ------------
   Total                                    99,956        96,299         4%         25,279        25,270         --
                                                                              =============  ============  =========
Cost of gas sold                            58,313        55,963         4%
                                    --------------- -------------
   Margin                                 $ 41,643      $ 40,336         3%
                                    =============== =============  =========

Gas margin increased $0.4 million, or 6%, and $1.3 million, or 3%, for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The nine-month increase was primarily due to more favorable weather conditions in 1999.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Operating Expenses

IESU's other operation expenses increased $2.1 million and $2.8 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, largely due to increased expenses for employee benefits and incentive pay. Also contributing to the nine-month increase were increased expenses for nuclear operations and Year 2000 readiness efforts. Such increases were partially offset by merger-related expenses of $0.8 million and $8.7 million incurred during the three and nine months ended September 30, 1998, respectively, and merger-related operating efficiencies realized in 1999.

IESU's maintenance expenses decreased $0.7 million and $3.2 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to reduced nuclear maintenance expenses.

IESU's depreciation and amortization expense increased $1.6 million and $4.3 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to property additions.

Interest Expense and Other

Interest expense decreased $1.4 million and increased $0.2 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The three-month decrease was primarily due to lower borrowings outstanding in 1999. For the nine-month period, interest expense increased due to higher nuclear decommissioning trust fund interest expense, largely offset by lower borrowings outstanding in 1999. Nuclear decommissioning trust fund interest expense is offset entirely in "Miscellaneous, net."

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as interest expense.

Miscellaneous, net income increased $1.0 million and $8.8 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to $1.6 million and $6.0 million of merger-related expenses incurred during the three and nine months ended September 30, 1998, respectively. Also contributing to the nine-month increase was the higher nuclear decommissioning trust fund interest previously described.

Income Taxes

IESU's income tax expense increased $2.5 million for the nine months ended September 30, 1999, compared with the same period in 1998. The increase was primarily due to higher pre-tax income, partially offset by a lower effective income tax rate in 1999 due to a reduction in flow-through depreciation expense and non-deductible merger expenses in 1998.

                          WP&L RESULTS OF OPERATIONS

Overview - Third Quarter Results

WP&L's earnings available for common stock increased $1.5 million for the three months ended September 30, 1999, compared with the same period in 1998. The increased earnings were primarily due to higher electric and gas margins and merger-related expenses incurred during the three months ended September 30, 1998. Partially offsetting the increase were higher maintenance expenses (largely due to the expensing of $4.5 million of previously deferred expenditures for WP&L's Year 2000 readiness program for which WP&L was denied rate recovery), depreciation and amortization expenses, and interest expense.

Electric Utility Operations

Electric margins and MWH sales for WP&L for the three months ended September 30 were as follows:

                                           Revenues and Costs                           MWHs Sold
                                             (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                            1999           1998      Change           1999          1998     Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                               $ 60,399      $ 55,156        10%            885           833         6%
Commercial                                  32,028        29,671         8%            543           522         4%
Industrial                                  44,732        42,504         5%          1,186         1,182         --
                                    --------------- -------------             -------------  ------------
   Total from ultimate customers           137,159       127,331         8%          2,614         2,537         3%
Sales for resale                            30,769        33,800        (9%)           879         1,072       (18%)
Other                                        5,633         4,214        34%             14            13         8%
                                    --------------- -------------             -------------  ------------
   Total                                   173,561       165,345         5%          3,507         3,622        (3%)
                                                                              =============  ============  =========
Electric production fuels                   30,994        33,520        (8%)
Purchased power                             34,704        30,539        14%
                                    --------------- -------------
   Margin                                $ 107,863     $ 101,286         6%
                                    =============== =============  =========

Electric margins and MWH sales for WP&L for the nine months ended September 30 were as follows:

                                          Revenues and Costs                           MWHs Sold
                                            (in thousands)                           (in thousands)
                                    -----------------------------             ---------------------------
                                            1999           1998      Change          1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                              $ 163,948     $ 152,861         7%          2,403         2,289         5%
Commercial                                  88,489        83,039         7%          1,502         1,453         3%
Industrial                                 126,211       121,179         4%          3,387         3,335         2%
                                    --------------- -------------             -------------  ------------
   Total from ultimate customers           378,648       357,079         6%          7,292         7,077         3%
Sales for resale                            79,635       103,373       (23%)         2,454         3,592       (32%)
Other                                       15,733        10,517        50%             43            44        (2%)
                                    --------------- -------------             -------------  ------------
   Total                                   474,016       470,969         1%          9,789        10,713        (9%)
                                                                              =============  ============  =========
Electric production fuels                   84,374        91,889        (8%)
Purchased power                             87,129        89,378        (3%)
                                    --------------- -------------
   Margin                                $ 302,513     $ 289,702         4%
                                    =============== =============  =========

Electric margin increased $6.6 million, or 6%, and $12.8 million, or 4%, for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The increases were primarily due to a $15 million annual rate increase implemented in early March 1999 to recover higher purchased-power and transmission costs and continued economic growth within WP&L's service territory. A separate $15 million annual rate increase implemented in July 1998 to recover higher purchased-power and transmission costs and more favorable weather conditions in the first quarter of 1999 also contributed to the nine-month increase. Other revenues increased for both periods due to conservation programs for which WP&L receives a return on its invested capital.

Lower off-system sales, due to increased transmission constraints and implementation of the merger-related joint sales agreement, and lower sales to wholesale customers, primarily due to decreased contractual commitments, partially offset these items. Under the joint sales agreement, the margins resulting from Alliant Energy's off-system sales are allocated among IESU, IPC and WP&L. Higher purchased-power costs partially offset the three-month increase and $3.2 million of revenues in 1998 for a surcharge related to Kewaunee (a corresponding amount was included in depreciation and amortization expense) partially offset the nine-month increase.

Gas Utility Operations

Gas margins and Dth sales for WP&L for the three months ended September 30 were as follows:

                                             Revenues and Costs                      Dekatherms Sold
                                               (in thousands)                         (in thousands)
                                    -----------------------------             ---------------------------
                                             1999           1998     Change          1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                                $ 6,459       $ 5,112        26%            852           737        16%
Commercial                                   4,128         2,969        39%            769           663        16%
Industrial                                     694           561        24%            171           152        13%
Transportation and other                       588           808       (27%)         2,804         2,715         3%
                                    --------------- -------------             -------------  ------------
   Total                                    11,869         9,450        26%          4,596         4,267         8%
                                                                              =============  ============  =========
Cost of gas sold                             2,636         2,711        (3%)
                                    --------------- -------------
   Margin                                  $ 9,233       $ 6,739        37%
                                    =============== =============  =========

Gas margins and Dth sales for WP&L for the nine months ended September 30 were as follows:

                                            Revenues and Costs                       Dekatherms Sold
                                             (in thousands)                          (in thousands)
                                    -----------------------------             ---------------------------
                                             1999           1998      Change         1999          1998      Change
                                    --------------- -------------  ---------  -------------  ------------  ---------
Residential                               $ 46,389      $ 45,102         3%          8,179         7,454        10%
Commercial                                  23,518        22,712         4%          5,253         4,781        10%
Industrial                                   3,860         4,019        (4%)         1,008           951         6%
Transportation and other                     5,253         4,879         8%          9,542         9,190         4%
                                    --------------- -------------             -------------  ------------
   Total                                    79,020        76,712         3%         23,982        22,376         7%
                                                                              =============  ============  =========
Cost of gas sold                            39,614        41,940        (6%)
                                    --------------- -------------
   Margin                                 $ 39,406      $ 34,772        13%
                                    =============== =============  =========

Gas margin increased $2.5 million, or 37%, and $4.6 million, or 13%, for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The increases resulted primarily from higher sales due to customer growth. More favorable weather conditions in 1999 and increased contributions to gas margin in 1999 from WP&L's gas cost sharing mechanism also contributed to the nine-month increase. Refer to "Interest Expense and Other" for a discussion of income realized from a weather hedge in the first quarter of 1999.

Operating Expenses

Other operation expenses increased $0.5 million and decreased $11.8 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The three-month increase was primarily due to increased expenses for energy conservation costs, employee benefits and incentive pay, which were largely offset by lower transmission and distribution expenses. The nine-month decrease was primarily due to $9.7 million of merger-related expenses incurred during 1998, lower transmission and distribution expenses and lower costs due to merger-related operating efficiencies. Such expenses were partially offset by increased costs for energy conservation, employee benefits and incentive pay.

Maintenance expenses increased $3.6 million and $2.0 million for the three and nine months ended September 30, 1999, respectively, primarily due to the write-off of $4.5 million of previously deferred expenditures relating to its Year 2000 readiness program in the third quarter of 1999. Partially offsetting the increases were reduced transmission and distribution maintenance expenses. See "Liquidity and Capital Resources - Rates and Regulatory Matters" for further discussion of WP&L's Year 2000 rate recovery.

Depreciation and amortization expense increased $2.2 million and $0.9 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to increased property additions. The increases were partially offset by reduced earnings on the nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net"). The nine-month increase was also partially offset by the second quarter 1998 Kewaunee surcharge.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income is increased for earnings on the trust fund which is offset in depreciation expense.

Interest Expense and Other

Interest expense increased $1.1 million and $3.7 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, primarily due to higher borrowings outstanding in 1999.

Miscellaneous, net income increased $4.1 million for the nine months ended September 30, 1999, compared with the same period in 1998, due to $6.1 million of merger-related expenses incurred in 1998. Also contributing to the increase was $2.5 million of pre-tax income realized in the first quarter of 1999 from settlement of a weather hedge for the November 1, 1998, to March 31, 1999, heating season. Partially offsetting the increases were reduced earnings on the nuclear decommissioning trust fund.

Income Taxes

Income taxes increased $1.1 million and $9.7 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998, due to higher pre-tax income. A lower effective income tax rate partially offset the nine-month increase.

                       LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at Alliant Energy decreased $23 million for the nine months ended September 30, 1999, compared with the same period in 1998, primarily due to changes in working capital, partially offset by changes in net income, the refueling outage provision and deferred taxes and investment tax credits. Cash flows used for financing activities decreased $91 million for the nine months ended September 30, 1999, compared with the same period in 1998, primarily as a result of changes in the amount of debt outstanding. Cash flows used for investing activities increased $13 million for the nine months ended September 30, 1999, compared with the same period in 1998, due to increased levels of construction and acquisition expenditures, which were partially offset by increased proceeds from the disposition of assets.

Cash flows from operating activities at IESU decreased $18 million for the nine months ended September 30, 1999, compared with the same period in 1998, primarily due to changes in working capital, partially offset by changes in the refueling outage provision and net income. Cash flows used for financing activities increased $107 million for the nine months ended September 30, 1999, compared with the same period in 1998, due to increased common stock dividends as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. A reduction in the amount of debt outstanding in 1999 also contributed to the increase.

Cash flows from operating activities at WP&L decreased $28 million for the nine months ended September 30, 1999, compared with the same period in 1998, primarily due to changes in working capital, which were partially offset by higher net income. Cash flows used for financing activities decreased $47 million for the nine months ended September 30, 1999, compared with the same period in 1998, primarily due to a capital contribution of $30 million from Alliant Energy and changes in the amount of debt outstanding. Cash flows used for investing activities increased $17 million for the nine months ended September 30, 1999, compared with the same period in 1998, primarily due to increased construction expenditures.

Future Considerations

At September 30, 1999, Alliant Energy had an investment in the stock of McLeod, a telecommunications company, valued at $818 million (based on a September 30, 1999 closing price of $42.56 per share and compared to a cost basis of $28.4 million). McLeod declared a 2-for-1 stock split which was effective in July 1999. Pursuant to the applicable accounting rules, the carrying value of this investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact net income as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet and are a component of other comprehensive income. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. Alliant Energy entered into an agreement in November 1998, as amended, with McLeod whereby Alliant Energy's ability to sell the McLeod stock is subject to various restrictions.

In November 1999, Alliant Energy realized a pre-tax gain of approximately $6 million from the sale of 150,000 shares of McLeod stock, at an average price of $43.38 per share.

Under PUHCA, certain investments of Alliant Energy in exempt wholesale generators and foreign utility companies are limited to 50% of Alliant Energy's consolidated retained earnings. Alliant Energy is pursuing making the necessary regulatory filings requesting an increase in this limitation.

Under WUHCA, there is an asset cap provision that has generally limited non-utility assets in a utility holding company to 25% of utility assets. This provision has been limiting Alliant Energy's ability to make additional investments in its non-utility businesses. The Reliability 2000 legislation that was signed into law by the Governor of Wisconsin on October 27, 1999, will provide Wisconsin utility holding companies significant asset cap relief once they meet certain conditions relating to the formation of a Transco, as discussed in the "Utility Industry Outlook" section. Under the provisions of the new law, assets related to the provision of various energy-related, environmental engineering and telecommunications services will no longer be included in the calculation of the non-utility assets limited to 25% of utility assets.

Under terms of comprehensive restructuring legislation passed in New Zealand, Alliant Energy is required to sell a portion of its current New Zealand utility investments. Alliant Energy realized pre-tax gains of $6.0 million in the third quarter of 1999 on the sale of a portion of these investments and anticipates it will realize an additional gain on the one remaining sale in 2000. Alliant Energy is in the process of strategically investing in new generation and retail businesses in New Zealand.

Whiting has entered into an agreement to sell 50%-100% of its interest in an offshore oil and gas production property (the percentage interest sold is based on the buyer having the option to make various installment payments to Whiting). Whiting expects to realize a pre-tax gain on the sale in the fourth quarter of 1999 of approximately $3 (50%) million to $6 (100%) million. As part of the transaction, Whiting does retain the liability for certain dismantlement and abandonment costs associated with the properties. Such costs are currently estimated at $13 million and have been fully accrued by Whiting.

Financing and Capital Structure

On November 9, 1999, Resources issued $250 million of 7-3/8% senior notes due 2009 in a private placement in accordance with Rule 144A of the Securities Act of 1933. The notes are unconditionally guaranteed by Alliant Energy.
The net proceeds from the debt offering will be used to repay commercial paper, as it becomes due, that has been issued and backed by Resources' 3-Year Credit Agreement. Funds not immediately used to repay commercial paper will be used to fund existing operations or invested in short-term instruments. The senior notes have been assigned ratings of A by Standard & Poors and A3 by Moody's. The senior notes have not been registered under the Securities Act of 1933 or the securities laws of any other jurisdiction.

In anticipation of the $250 million debt issuance, Resources terminated its two interest rate swap agreements, each with notional amounts of $100 million, in November 1999. Resources received a payment of $47,000 upon termination of the agreements.

On November 1, 1999, Resources entered into an interest rate forward contract related to the anticipated issuance of the $250 million of senior notes. The senior notes were priced on November 4, 1999, and the forward contract was terminated, which resulted in a cash payment of $2.5 million by Resources.

In October 1999, Resources extended its 364-Day Credit Agreement with various banking institutions whereby the agreement now expires in October 2000.
There were no borrowings outstanding under this facility at September 30, 1999, or October 31, 1999.

At September 30, 1999, Resources had $330 million of commercial paper outstanding and backed by its 3-Year Credit Agreement with discount rates ranging from 5.40%-5.55%. Resources intends to continue issuing commercial paper backed by this facility, and no conditions existed at September 30, 1999, that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt was classified as long-term at September 30, 1999.

On August 24, 1999, WP&L filed an application with the PSCW for authority to issue up to $100 million of debentures for the purpose of refinancing debt. Approval is expected during the fourth quarter of 1999.

On March 23, 1999, IPC issued $7.7 million of pollution control revenue bonds due January 1, 2013. The proceeds were used to refinance $7.7 million of 6.375% pollution control revenue bonds that were due serially 1999-2007. The new bonds have a fixed interest rate of 4.20% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

On March 1, 1999, IESU retired $50 million of Series Z, 7.6% First Mortgage Bonds due in March 1999. Internally generated funds were used to retire the bonds.

On February 11, 1999, IPC issued $3.25 million of pollution control revenue bonds due February 1, 2010. The proceeds were used to retire $3.25 million of 6.375% pollution control revenue bonds that were due serially 1999-2007. The new bonds have a fixed interest rate of 4.05% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

Alliant Energy made a filing with the SEC in February 1999 under PUHCA to provide Alliant Energy with, among other things, broad authorization over the next three years to issue stock and debt, provide guarantees, acquire energy-related assets and enter into interest rate hedging transactions. Approval of the filing was received from the SEC in August 1999.

Capital Requirements

Nuclear Facilities

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million, with WP&L's share of the cost being approximately $37.2 million. The replacement work originally planned for the spring of 2000 is now scheduled for the fall of 2001 and will take approximately 60 days. The delay is attributable to the inability of the steam generator manufacturer to meet the spring 2000 delivery schedule. Delays in meeting the delivery schedule did not allow for steam generator replacement to occur prior to the start of the summer weather in 2000. Therefore, the decision was made to store the steam generators after they are received and wait until the next scheduled refueling outage in the fall of 2001. It is anticipated that the delay will not adversely impact the reliability of Kewaunee in the interim. Plans to shutdown the plant for a spring 2000 refueling remain unchanged.

In February 1999, Alliant Energy, NSP, WPSC and Wisconsin Electric Power Co. announced the formation of the NMC to sustain long-term safety, optimize reliability and improve the operational performance of their nuclear generating plants. Combined, the four utilities operate seven nuclear generating plants at five locations. The SEC approved in October 1999, under PUHCA, Alliant Energy's membership in the NMC, and the ability of IESU, 70% owner of DAEC, to purchase services from the NMC. The members have received all other necessary federal and state approvals to participate in the NMC. NRC approval is required if any utilities choose to transfer their operating license to the new company. As presently proposed, the utilities would continue to own their plants, be entitled to energy generated at the plants and retain the financial obligations for their safe operation, maintenance and decommissioning.

Rates and Regulatory Matters

In May 1998, the PSCW approved the deferral by WP&L of certain costs associated with its Year 2000 program. In November 1998, WP&L filed for rate recovery of the Wisconsin retail portion of its Year 2000 costs. In accordance with the order received from the PSCW, WP&L began deferring its Year 2000 project costs, other than internal labor and associated overheads. However, the PSCW ruled in the third quarter of 1999 that it will not allow WP&L to recover any of its Year 2000 program costs in rates. WP&L filed a motion asking the PSCW to reconsider its decision. In October 1999, the PSCW revised its earlier decision at an oral hearing by allowing WP&L rate recovery of $6.3 million. In its October ruling, the PSCW denied rate recovery of the first $4.5 million of WP&L's Year 2000 program expenditures. These costs were expensed in the third quarter of 1999. Refer to "Other Matters - Year 2000" for a further discussion of Alliant Energy's Year 2000 program.

In January 1999, WP&L made a filing with the PSCW proposing to begin deferring, on January 1, 1999, all costs associated with the EPA's required NOx emission reductions. In connection with a statewide docket to investigate compliance issues associated with the EPA's NOx emission reductions, on March 30, 1999, the PSCW authorized deferral of all non-labor related costs incurred after March 30, 1999. However, the utilities are not allowed to defer costs of replacement power associated with NOx compliance. WP&L has requested expedited approval to start construction of NOx reduction investments at several generating units operated by WP&L and in the third quarter of 1999 received approval from the PSCW for limited NOx related expenditures at one of its generating units. WP&L has also requested recovery of all the NOx reduction costs through a surcharge mechanism. WP&L anticipates receiving a final order in this proceeding in the first quarter of 2000. No assurance can be given as to what relief, if any, will be granted by the PSCW. Refer to the "Other Matters - Environmental" section for a further discussion of the NOx issue.

WP&L's retail electric rates are based on forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek an emergency rate increase if the annual costs are more than 3% higher than the estimated costs used to establish rates. WP&L anticipates a need to request an electric retail rate increase for higher forecasted purchased capacity and energy costs for year 2000, totaling approximately $26 million.

Pursuant to PSCW requirements, WP&L recognizes annual demand side management expense based on: 1) an annual fixed expenditure amount as approved by the PSCW in the rate making process, and 2) PSCW approved amortization of any difference in historical demand side management expenditures and associated rate recoveries of such costs. Effective with WP&L's rates implemented April 29, 1997, the annual rate recovery for demand side management expenses (and the associated demand side management expense) was reduced to $6.9 million reflecting annual demand side management expenditures of $14.4 million reduced by a two-year amortization of prior period expenditures which were less than the associated rate recoveries ($7.5 million per year). At the completion of the two-year amortization period, the annual demand side management expense to be recognized by WP&L returned to the $14.4 million level. Given the price freeze WP&L has in effect in Wisconsin, the annual rate recovery of demand side management expense is still $6.9 million.

In the second quarter of 1999, the OCA requested certain financial information related to the electric utility operations within the state of Iowa for IESU and IPC and the gas utility operations within the state of Iowa for IPC. IESU and IPC responded to the data requests in a timely manner. While IESU and IPC cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek a rate reduction for one or both of IESU and IPC in Iowa.

                                 OTHER MATTERS

Year 2000

A summary of Alliant Energy's Year 2000 program is included in the Form 10-K, as amended, filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1998. Set forth below are developments relating to the Year 2000 program.

Remediation and Testing Year 2000 remediation and testing has been completed for all critical operational areas of Alliant Energy, which include generating stations, substations, transmission and distribution substations, natural gas distribution systems, system and distribution operating centers, customer inquiry, customer billing, all key building infrastructure, financial systems and all other information technology applications. A critical Year 2000 date (September 9, 1999) has passed during which no embedded equipment, computer system failures or other malfunctions occurred. Alliant Energy has complied with the NERC's requirements for completing remediation and testing of mission-critical systems by June 30, 1999, without exceptions, and has filed the required letter with NERC informing it of such compliance.

To protect the investments made to remediate and test embedded and information technology systems, Alliant Energy has instituted a Year 2000 clean management program. This program provides for a quiet period from October 1, 1999, to November 15, 1999, by which only limited and authorized changes can be made to Year 2000 sensitive equipment and also includes a freeze period from November 16, 1999, to December 31, 1999, where very limited and authorized access is allowed. A quiet period will also be in effect from January 1, 2000 until March 1, 2000.

A.  Embedded Systems -
Virtually all work in this area has been completed and contingency plans have already been developed, deployed and tested.

B.  Information Technology -
Alliant Energy's infrastructure components, customer information systems and financial systems have all been remediated and tested. Alliant Energy also completed an independent validation and verification process for all mission-critical mainframe applications on September 1, 1999.

Costs to Address Year 2000 Compliance Alliant Energy's historical Year 2000 project expenditures as well as current estimates for the remaining costs to be incurred on the project are as follows (incremental costs, in millions):


            Description                       Total      IESU       WP&L      Other
           -------------                    ----------  --------  ---------  --------
Costs incurred from 1/1/98 - 12/31/98         $ 8.7       $ 4.8     $ 3.2       $0.7
Costs incurred from 1/1/99 - 3/31/99            5.2         2.3       1.9        1.0
Costs incurred from 4/1/99 - 6/30/99            6.5         1.8       2.4        2.3
Costs incurred from 7/1/99 - 9/30/99            3.0         1.2       1.5        0.3
Current estimate of remaining costs             6.6         2.4       3.8        0.4
                                            ----------  --------  ---------  --------
       Total                                  $30.0       $12.5     $12.8       $4.7
                                            ==========  ========  =========  ========

In addition, Alliant Energy estimates it incurred $3 million in costs for internal labor and associated overheads in 1998 and anticipates expenditures of $6.0 million in 1999 ($5.1 million was incurred in the first three quarters of 1999). The total estimated project cost has decreased from the figures reported in the Form 10-K due to lower than anticipated remediation costs and a reduction in the contingency estimate. Refer to "Liquidity and Capital Resources - Rates and Regulatory Matters" for a discussion of the filing WP&L made with the PSCW for rate recovery of a portion of its Year 2000 program costs.

Risks and Contingency Planning  Alliant Energy continues to work on refining
------------------------------
and implementing its Year 2000 contingency plan. The planning process includes three components: 1) base contingency planning, 2) emergency preparedness, and 3) electric and gas industry-wide coordination. The base contingency planning phase involves the development of operating procedures to handle the malfunction of a specific device. This work was completed in the first quarter of 1999. The emergency preparedness phase involves the refinement of operating procedures to handle the malfunction of major business processes. This work started in late 1998 and will continue through December 1999. Remaining work is focused on company drills and advance preparations for the date rollover.

The electric and gas industry-wide coordination is a major focus of Alliant Energy's efforts in preparation for industry-wide drills which are being coordinated by NERC. As part of its contingency planning process, NERC scheduled two nation-wide electric utility industry drills in April 1999 and September 1999. These drills focused on safe and reliable electrical system operations with the partial loss of telecommunications and both drills were successful. All contingency plans worked as anticipated, however, some procedures and manual data forms will be refined to enhance efficiency.

In addition, an in-depth analysis of Year 2000 readiness has been completed for all of Alliant Energy's key suppliers. Based upon this analysis, inventory of a small number of items will be increased above or to normal maximum levels. A monitoring system has also been established for such materials. It was also established that for such key suppliers, only 17% of their raw materials is obtained from international companies and alternative domestic suppliers have been established.

Alliant Energy also retained an outside third party to assess and evaluate its Year 2000 program and such study did not find any material deficiencies in the program.

Summary  Alliant Energy believes its plan is adequate to secure Year 2000
-------
readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to many risks and uncertainties. If Alliant Energy, or third parties, fail to achieve Year 2000 readiness with respect to critical systems and, as such, there are systematic problems, there could be a material adverse effect on Alliant Energy's results of operations and financial condition.

Market Risk Sensitive Instruments and Positions

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. In the past, Alliant Energy generally has not utilized derivative instruments designed to reduce its exposure to these price fluctuations. However, during the first quarter of 1999, Alliant Energy entered into a limited amount of commodity derivative transactions to fix the ultimate sales price for approximately two-thirds of Whiting's anticipated gas production for 1999. Alliant Energy has also entered into additional commodity derivative transactions in the third quarter of 1999 to fix the ultimate sales price for approximately two-thirds of Whiting's anticipated gas production for 2000. At September 30, 1999, the estimated fair value of the outstanding agreements would have resulted in Alliant Energy receiving a settlement of approximately $0.3 million.

WP&L settled the weather insurance agreement it entered into for the November 1, 1998, to March 31, 1999, heating season and recognized pre-tax income of $2.5 million in the first quarter of 1999 relating to such settlement.
WP&L has entered into another weather insurance agreement which terminates March 31, 2000, for the purpose of hedging a portion of the risk associated with the changes in weather from normal conditions. Under this agreement, a payment will be made or received if the heating degree days from November 1, 1999 to March 31, 2000, fall outside certain pre-determined heating degree day levels. The payment is limited to a maximum of $5 million.

At September 30, 1999, Alliant Energy had an investment in the stock of McLeod, a telecommunications company, valued at $818 million (based on a September 30, 1999 closing price of $42.56 per share and compared to a cost basis of $28.4 million). McLeod declared a 2-for-1 stock split which was effective in July 1999. Pursuant to the applicable accounting rules, the carrying value of this investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. Alliant Energy entered into an agreement in November 1998, as amended, with McLeod whereby Alliant Energy's ability to sell the McLeod stock is subject to various restrictions.

Alliant Energy has a 50% interest in an electricity trading joint venture with Cargill. Both Alliant Energy and Cargill have made guarantees to certain counterparties regarding the performance of contracts entered into by the joint venture. Guarantees of approximately $90 million have been issued of which approximately $17 million were outstanding at September 30, 1999. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by Alliant Energy and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

Accounting Pronouncements

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amended SFAS 133's effective date to fiscal years beginning after June 15, 2000 (January 1, 2001 for Alliant Energy). Also, SFAS 137 amended the date required to recognize all derivatives embedded in hybrid instruments that were issued, acquired, or substantively modified from December 31, 1997 to December 31, 1998.

In July 1999, the EITF reached consensus on Issue No. 99-2, "Accounting for Weather Derivatives" which is effective for derivative contracts entered into after July 22, 1999. Non-exchange traded, swap-based weather derivatives entered into in connection with non-trading activities should be accounted for using the intrinsic value method, which requires that an entity allocate the cumulative strike amount to individual periods within the contract term. Gains and losses to be recorded at interim measurement dates would then be calculated based on cumulative differences between the actual experience and the allocation through the measurement date. The initial allocation is not adjusted to reflect actual results. Alliant Energy adopted the requirements of this statement in 1999 and such adoption did not have any significant impact on its financial statements.

Environmental

A summary of Alliant Energy's environmental issues is included in the Form 10-K, as amended, filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1998. Set forth below are several developments relating to Alliant Energy's environmental issues.

In October 1998, the EPA issued a final rule requiring 22 states, including Wisconsin, to modify their state implementation plans to address the ozone transport issue. However, a federal appeals court on May 25, 1999, delayed indefinitely the implementation of the rule. Should the courts find in favor of EPA, the implementation of the rule would likely require WP&L to reduce its NOx emissions at all of its plants to a fleet average of .15 lbs/mmbtu by 2003. WP&L is following this issue closely and continues to evaluate various options to meet the emission levels. Based on existing technology, the preliminary estimates indicate that capital investments would be in the range of $150 to $215 million. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section for a discussion of a filing WP&L made with the PSCW regarding seeking rate recovery of these costs.

On February 28, 1998, the EPA issued the final report to Congress on the Study of Hazardous Air Pollutant Emissions from Electric Utility Steam Generating Units regarding hazardous air pollutant emissions from electric utilities (the HAPs report). The HAPs report concluded that mercury emissions from coal-fired generating plants were a concern. However, the EPA does not believe they have sufficient information regarding such emissions. To remedy this lack of information, the EPA required IESU, WP&L, IPC and all other applicable electric utilities in the U.S. to start collecting information regarding the types and amount of mercury emitted as of January 1, 1999. To better understand mercury emissions, the EPA also required WP&L to conduct stack tests at several of its generating stations in the fourth quarter of 1999 and first quarter of 2000. In addition, the Wisconsin legislature has introduced legislation that would require the control and reduction of mercury emissions from coal-fired generating plants. Although the control of mercury emissions from generating plants is uncertain at this time, Alliant Energy believes that the capital investments and/or modifications required to control mercury emissions could be significant.

In March 1998 and January 1999, IPC received Notices of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. On May 14, 1998, IPC received from the IDNR an inspection report and notice of violation addressing the same and other concerns as were raised by the environmental group. On May 4, 1999, IPC received a letter from the IDNR indicating it does not anticipate taking any enforcement action regarding this issue. Therefore, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

Pursuant to an internal review of operations in 1998, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa required a Clean Air
Act Acid Rain permit and CEMS. IPC has informed its environmental regulators and has installed the CEMS and obtained the permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility. In the second quarter of 1999, EPA determined that Lansing units 1 and 2 are affected units.
Therefore, in the third quarter of 1999, IPC installed the CEMS at both of these facilities. The Lansing facility is still awaiting its EPA certification which is expected by the end of 1999. IPC may be subject to a penalty for not having installed the CEMS and for not having obtained the permits previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

On February 4, 1999, Whiting received a Notice of Violation letter from the ADEQ, citing Whiting for flaring sour gas in excess of permit limits and not having a valid permit. In June 1999, the ADEQ sent Whiting a Consent Administrative Order proposing a voluntary civil penalty of $225,000 for Whiting's alleged emission violations. Whiting is presently negotiating with the ADEQ to offset as much of the fine as possible by participating in or funding an approved mitigation project. Final settlement is anticipated in the fourth quarter of 1999. Management believes that any likely actions resulting from this matter will not have a material adverse effect on Whiting's financial position or results of operations.

WP&L has been notified by the EPA that it is a PRP with respect to environmental impacts identified at the MIG/DeWane Landfill Superfund Site. WP&L is participating in the initiation of an Alternate Dispute
Resolution process to allocate liability associated with the investigation and remediation of the site. It is not possible at this time to reasonably estimate the amount of any obligation associated with the site because allocation among the PRPs, and concurrence of the regulatory authorities, have not yet advanced to the stage where a reasonable estimate can be made. However, management believes that any likely action resulting from this matter will not have a material adverse effect on WP&L's financial position or results of operations.

IPC has been notified by the EPA that it is a PRP with respect to environmental impacts identified at the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPC has been served with a Complaint filed by the MEW Site Trust Fund, the PRP group involved in investigating and remediating the site, for response costs incurred by the PRP group. IPC believes that it is not liable as a PRP for this site because it did not arrange for the disposal of any waste materials at the site. IPC will be filing an answer to the Complaint and will be vigorously defending its position.

WP&L has been notified by Monroe County, Wisconsin, that it is a PRP with respect to environmental impacts identified at the Monroe County Interim Landfill in Sparta, Wisconsin, and Monroe County has requested records and documents from WP&L relating to waste disposal at the landfill. WP&L is reviewing whether it has any records or documents relating to waste disposal at the landfill, and will respond to Monroe County as appropriate. WP&L cannot currently estimate what liability, if any, it may have with respect to this site.

Power Supply

In July 1998, Alliant Energy and SkyGen announced an agreement whereby SkyGen would build, own and operate a power plant in southeastern Wisconsin capable of producing up to 450 MW of electricity. Under the agreement, Alliant Energy will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. A third party has filed an appeal to the EPA Appeals Board on the issue of NOx mitigation. The EPA has issued its decision which resulted in the WDNR issuing an air permit that will be effective on November 15, 1999.

It was announced in September 1999 by Alliant Energy and SkyGen that the SkyGen project is being delayed as a result of the EPA appeal process and will not be completed by the summer of 2000 as originally planned. The delay in the project means reduced power supplies in Wisconsin during periods of peak electric demand. As a result, Alliant Energy will need to rely on more costly purchased-power. Alliant Energy is unable to predict the quantity and cost of the additional purchased-power it will need or the resulting rate treatment of such potential costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alliant Energy

On July 15, 1999, the PSCW found that Alliant Energy was in violation of the PSCW's merger order because after Alliant Energy exercised its right to withdraw from the Midwest ISO, it had no proposal on file with the PSCW either to be in an ISO or to spin off its transmission assets (Alliant Energy has subsequently rejoined the Midwest ISO). The PSCW deferred consideration of any remedies. Both Alliant Energy and the intervenors in the proceeding have appealed the PSCW's decision to the Dane County Circuit Court. The appeals are pending.

Alliant Energy has received an adverse ruling from a U.S.
district court judge dealing with an income tax refund claim the company filed relating to capital losses disallowed under audit by the IRS.
The district court judge also disallowed certain related deductions allowed by the IRS as an offset against a tax refund due to Alliant Energy. Alliant Energy is considering an appeal of the district court's ruling but believes the ruling would not have a material adverse impact on its financial position or results of operations.

WP&L

In the second quarter of 1999, WP&L received a demand for arbitration from MGE pursuant to the terms of joint plant operating agreements between the parties regarding issues of ownership and operation of the Columbia Energy Center.

In September 1999, a Wisconsin Circuit Court judge ruled that some of MGE's claims were arbitrable. The parties are currently in the process of selecting arbitrators and determining the procedures to be followed in the arbitration. WP&L believes MGE's claims are without merit and will be vigorously defending its position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   The following Exhibits are filed herewith.

   27.1 Financial Data Schedule for Alliant Energy Corporation at and for the period ended September 30, 1999

   27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended September 30, 1999

   27.3 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended September 30, 1999

(b) Reports on Form 8-K:

    None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 1999.

ALLIANT ENERGY CORPORATION
--------------------------
Registrant
By: /s/ Thomas M. Walker           Executive Vice President and Chief Financial Officer
Thomas M. Walker                             (Principal Financial Officer)

By: /s/ John E. Ebright            Vice President-Controller(Principal Accounting Officer)
John E. Ebright


IES UTILITIES INC.
------------------
Registrant

By: /s/ Thomas M. Walker           Executive Vice President and Chief Financial Officer
Thomas M. Walker                           (Principal Financial Officer)

By: /s/ John E. Ebright            Vice President-Controller (Principal Accounting Officer)
John E. Ebright


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ Thomas M. Walker           Executive Vice President and Chief Financial Officer
Thomas M. Walker                            (Principal Financial Officer)

By: /s/ John E. Ebright            Vice President-Controller(Principal Accounting Officer)
John E. Ebright

                                      -43-