Form 10-K
period 1999-12-31
WISCONSIN POWER & LIGHT CO; IES UTILITIES INC; ALLIANT ENERGY CORP
filed 2000-03-29
CIK 107832, 52485, 352541

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

                                    or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to _______

Commission   Name of Registrant, State of Incorporation,      IRS Employer
File         Address of Principal Executive Offices and      Identification
Number       Telephone Number                                    Number
----------  --------------------------------------------   ------------------
1-9894       ALLIANT ENERGY CORPORATION                       39-1380265
             (a Wisconsin corporation)
             222 West Washington Avenue
             Madison, Wisconsin 53703
             Telephone (608)252-3311

0-4117-1     IES UTILITIES INC.                               42-0331370
             (an Iowa corporation)
             Alliant Energy Tower
             Cedar Rapids, Iowa 52401
             Telephone (319)398-4411

0-337        WISCONSIN POWER AND LIGHT COMPANY                39-0714890
             (a Wisconsin corporation)
             222 West Washington Avenue
             Madison, Wisconsin 53703
             Telephone (608)252-3311

Securities registered pursuant to Section 12 (b) of the Act:
                                                            Name of Each
                                                          Exchange on Which
                        Title of Class                       Registered
                        ----------------------------    -----------------------
Alliant Energy          Common Stock, $.01 Par Value    New York Stock Exchange
 Corporation
Alliant Energy          Common Stock Purchase Rights    New York Stock Exchange
 Corporation
IES Utilities Inc.      7-7/8% Quarterly Debt           New York Stock Exchange
                         Capital Securities
                         (Subordinated Deferrable
                         Interest Debentures)
Wisconsin Power and      4.50% Preferred Stock, No      American Stock Exchange
 Light Company           Par Value

Securities registered pursuant to Section 12 (g) of the Act:

                       Title of Class
                       --------------
IES Utilities Inc.     4.80% Cumulative Preferred Stock, Par Value $50 per share

Wisconsin Power and    Preferred Stock (Accumulation without Par Value)
 Light Company

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

This combined Form 10-K is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained in the annual report relating to Wisconsin Power and Light Company and IES Utilities Inc. is filed by such registrant on its own behalf. Each of Wisconsin Power and Light Company and IES Utilities Inc. makes no representation as to information relating to registrants other than itself.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of January 31, 2000:

Alliant Energy Corporation            $2.34 billion
IES Utilities Inc.                    $--
Wisconsin Power and Light Company     $--


Number of shares outstanding of each class of common stock as of January
31, 2000:

Alliant Energy           Common Stock, $.01 par value, 79,000,744
 Corporation             shares outstanding

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


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation's 2000 Annual Meeting of Shareowners and Wisconsin Power and Light
Company's 2000 Annual Meeting of Shareowners are, or will upon filing with the Securities and Exchange Commission, be incorporated by reference into
Part III hereof.

                             TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
Part I
        Item 1.   Business                                                 6
        Item 2.   Properties                                              20
        Item 3.   Legal Proceedings                                       23
        Item 4.   Submission of Matters to a Vote of Security Holders     23

Part II
        Item 5.   Market for Registrants' Common Equity and
                  Related Stockholder Matters                             24
        Item 6.   Selected Financial Data                                 25
        Item 7.   Management's Discussion and Analysis of
                  Financial Condition and  Results of Operations          27
        Item 7A.  Quantitative and Qualitative  Disclosures
                  About Market Risk                                       56
        Item 8.   Financial Statements and Supplementary Data             56
        Item 9.   Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                 116

Part III
        Item 10.   Directors and Executive Officers of the Registrants   116
        Item 11.   Executive Compensation                                120
        Item 12.   Security  Ownership of Certain Beneficial
                   Owners and Management                                 120
        Item 13.   Certain Relationships and Related Transactions        120

Part IV
        Item 14.   Exhibits,  Financial  Statement Schedules
                   and Reports on Form 8-K                               121
                   Signatures                                            130

                                 DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this report are defined below:

Abbreviation or Acronym        Definition
-----------------------        --------------------------------------------
ADEQ                           Arkansas Department of Environmental Quality
AFUDC                          Allowance for Funds Used During Construction
Alliant Energy                 Alliant Energy Corporation
ANR                            ANR Pipeline
APB                            Accounting Principles Board Opinion
ATC                            American Transmission Company, LLC
Btu                            British Thermal Unit
Capital Square                 Capital Square Financial Corporation
Cargill                        Cargill Incorporated
CEMS                           Continuous Emission Monitoring System
CIPCO                          Central Iowa Power Cooperative
Corporate Services             Alliant Energy Corporate Services, Inc.
CWIP                           Construction Work-In-Progress
DAEC                           Duane Arnold Energy Center
DOE                            United States Department of Energy
Dth                            Dekatherm
EAC                            Energy Adjustment Clause
EDS                            Electronic Data Systems Corporation
EITF                           Emerging Issues Task Force
EPA                            United States Environmental Protection Agency
ERISA                          Employee Retirement Income Security Act of 1974,
                                as amended
FASB                           Financial Accounting Standards Board
FERC                           Federal Energy Regulatory Commission
ICC                            Illinois Commerce Commission
IES                            IES Industries Inc.
IESU                           IES Utilities Inc.
International                  Alliant Energy International, Inc.
Investments                    Alliant Energy Investments, Inc.
IPC                            Interstate Power Company
IRS                            Internal Revenue Service
ISCO                           Alliant Energy Industrial Services, Inc.
ISO                            Independent System Operator
IUB                            Iowa Utilities Board
Kewaunee                       Kewaunee Nuclear Power Plant
KW                             Kilowatt
KWH                            Kilowatt-Hour
LTEIP                          Long-Term Equity Incentive Plan
MAIN                           Mid-America Interconnected Network, Inc.
MAPP                           Mid-Continent Area Power Pool
McLeod                         McLeodUSA Incorporated

Abbreviation or Acronym        Definition
-----------------------        ------------------------------------------------
MD&A                           Management's Discussion and Analysis of Financial
                                Condition and Results of Operations
MG&E                           Madison Gas & Electric Company
MGP                            Manufactured Gas Plants
MPUC                           Minnesota Public Utilities Commission
MW                             Megawatt
MWH                            Megawatt-Hour
NEIL                           Nuclear Electric Insurance Limited
NEPA                           National Energy Policy Act of 1992
NERC                           North American Electric Reliability Council
NGPL                           Natural Gas Pipeline Co. of America
NMC                            Nuclear Management Company, LLC
NNG                            Northern Natural Gas Company
NOPR                           Notice of Proposed Rulemaking
NOx                            Nitrogen Oxides
NRC                            Nuclear Regulatory Commission
NSP                            Northern States Power Company
NYMEX                          New York Mercantile Exchange
OCA                            Office of Consumer Advocate
PCB                            Polychlorinated Biphenyl
PGA                            Purchased Gas Adjustment
PRP                            Potentially Responsible Party
PSCW                           Public Service Commission of Wisconsin
PUHCA                          Public Utility Holding Company Act of 1935
Resources                      Alliant Energy Resources, Inc.
RTO                            Regional Transmission Organization
SEC                            Securities and Exchange Commission
SFAS                           Statement of Financial Accounting Standards
SkyGen                         SkyGen Energy LLC
SO2                            Sulfur Dioxide
South Beloit                   South Beloit Water, Gas and Electric Company
SOS                            Standard Offer Service
Transportation                 Alliant Energy Transportation, Inc.
U.S.                           United States
USEC                           United States Enrichment Corporation
WDNR                           Wisconsin Department of Natural Resources
WEPCO                          Wisconsin Electric Power Company
Whiting                        Whiting Petroleum Corporation
WP&L                           Wisconsin Power and Light Company
WPLH                           WPL Holdings, Inc.
WPSC                           Wisconsin Public Service Corporation
WUHCA                          Wisconsin Utility Holding Company Act

FORWARD-LOOKING STATEMENTS

Refer to the "Forward-Looking Statements" section in Item 7. MD&A for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                                  PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate
Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such.

ITEM 1.  BUSINESS

A. GENERAL
----------
Alliant Energy was formed as the result of a three-way merger involving WPLH, IES and IPC that was completed in April 1998. The primary first tier subsidiaries of Alliant Energy include: WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1) IESU - incorporated in Iowa in 1925 as Iowa Railway and Light Corporation. IESU is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam services in selective markets, in the State of Iowa. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. At December 31, 1999, IESU supplied electric and gas service to approximately 345,000 and 181,000 customers, respectively. In 1999, 1998 and 1997, IESU had no single customer for which electric and/or gas sales accounted for 10% or more of IESU's consolidated revenues.

2) WP&L - incorporated in Wisconsin in 1917 as the Eastern Wisconsin Electric Company, is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water services in selective markets. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. At December 31, 1999, WP&L supplied electric and gas service to approximately 407,000 and 162,000 customers, respectively. WP&L also has approximately 19,000 water customers. In 1999, 1998 and 1997, WP&L had no single customer for which electric and/or gas sales accounted for 10% or more of WP&L's consolidated revenues. WP&L owns all of the outstanding capital stock of South Beloit, a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908. WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

3) IPC - incorporated in 1925 under the laws of the State of Delaware. IPC is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the States of Iowa, Minnesota and Illinois. At December 31, 1999, IPC provided electric and gas service to approximately 167,000 and 50,000 customers, respectively. In 1999, 1998 and 1997, IPC had no single customer for which electric and/or gas sales accounted for 10% or more of IPC's consolidated revenues.

4) RESOURCES - incorporated in 1988 in Wisconsin and the majority of Alliant Energy's non-regulated investments are organized under Resources. Resources' wholly-owned subsidiaries include ISCO, International, Investments, Transportation and Capital Square. These businesses include domestic and international energy products and services businesses; industrial services, which includes environmental, engineering and transportation services; investments in affordable housing initiatives; and investments in various other strategic initiatives. Alliant Energy also has a 50% ownership interest in a joint venture, which is managed by Resources, with Cargill, named Cargill-Alliant LLC.

5) CORPORATE SERVICES - subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Refer to Note 14 of the "Notes to Consolidated Financial Statements" for a further discussion of Alliant Energy's business segments.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS
-----------------------------------------------------------------

EMPLOYEES
As of December 31, 1999, Alliant Energy had the following employees (full-time and part-time):

                                             Number of
                                             Bargaining       Number of
                            Number of           Unit         Bargaining
                            Employees        Employees       Agreements
                            -----------    --------------    -----------
IESU                           1,809            1,112              6
WP&L                           1,586            1,473              1
IPC                              612              506              3
Resources                        997               85              5
Corporate Services             1,213               --             --
                            -----------    --------------    -----------
   Alliant Energy Total        6,217            3,176             15
                            ===========    ==============    ===========


Refer to the "Other Matters - Labor Issues" section in Item 7. MD&A for additional discussion of Alliant Energy's collective bargaining agreements.

CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS
Refer to the "Liquidity and Capital Resources" section in Item 7. MD&A for a discussion of anticipated construction and acquisition expenditures for 2000-2004 and details regarding the financing of future capital requirements.

REGULATION
Alliant Energy operates as a registered public utility holding company subject to regulation by the SEC under PUHCA. Alliant Energy and its subsidiaries are subject to the regulatory provisions of PUHCA, including provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses and the services provided by Corporate Services to Alliant Energy and its subsidiaries.

Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy's investments in non-utility businesses. WP&L is also subject to regulation by the PSCW as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. WP&L is generally required to file a rate case with the PSCW every two years with requests for rate relief based on a forward-looking test year period. However, as one of the conditions for approval of the merger, the PSCW has required WP&L to freeze on a post-merger basis retail electric, natural gas and water rates for a period of four years.

IESU and IPC operate under the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 KW. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed. Notwithstanding this process, IESU and IPC agreed to a four-year price cap effective with the merger as part of the merger approval process.

IPC is also subject to regulation by the MPUC. Requests for rate relief can be based on either historical or projected data. The MPUC must reach a final decision within 10 months. Interim rates are permitted. The MPUC also has jurisdiction to approve IPC's capital structure on an annual basis.

In addition, South Beloit and IPC are subject to regulation by the ICC for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. Requests for rate relief must be decided within 11 months.

The FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of IESU, WP&L and IPC, and in certain other respects. In addition, certain natural gas facilities and operations of the companies are subject to the jurisdiction of the FERC under the Natural Gas Act.

With respect to environmental matters, the EPA administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

WP&L and IESU are subject to the jurisdiction of the NRC, with respect to Kewaunee in the case of WP&L and the DAEC in the case of IESU, and to the jurisdiction of the DOE with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee and the DAEC.

Refer to Item 7. MD&A for additional information regarding regulation and Alliant Energy's rate matters.

C. INFORMATION RELATING TO UTILITY OPERATIONS
---------------------------------------------
Alliant Energy realized 55%, 40%, 3% and 2% of its electric utility revenues in 1999 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 90% of the electric revenues were regulated by the respective state commissions while the other 10% were regulated by the FERC. Alliant Energy realized 57%, 37%, 3% and 3% of its gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively, during the same period.

IESU realized 100% of its electric and gas utility retail revenues in 1999 in Iowa. Approximately 95% of the electric revenues in 1999 were regulated by the IUB while the other 5% were regulated by the FERC. WP&L realized 98% of its electric utility revenues in 1999 in Wisconsin and 2% in Illinois. Approximately 84% of the electric revenues in 1999 were regulated by the PSCW or the ICC while the other 16% were regulated by the FERC. WP&L realized 96% of its gas utility revenues in 1999 in Wisconsin and 4% in Illinois during the same period. IPC realized 75%, 19% and 6% of its electric utility revenues in 1999 in Iowa, Minnesota and Illinois, respectively. Approximately 92% of the electric revenues were regulated by the respective state commissions while the other 8% were regulated by the FERC. IPC realized 69%, 23% and 8% of its gas utility revenues in Iowa, Minnesota and Illinois, respectively, during the same period.

                         UTILITY INDUSTRY OUTLOOK
Refer to the "Utility Industry Outlook" section in Item 7. MD&A for a discussion of various competitive issues impacting utility operations.

ELECTRIC UTILITY OPERATIONS
General
As of December 31, 1999, Alliant Energy's utility subsidiaries provided electricity to approximately 919,000 retail customers in approximately 1,358 communities in Iowa, southern and central Wisconsin, northern and northwestern Illinois and southern Minnesota. The approximate number of electric retail customers, communities and wholesale customers served for each of the individual utilities at December 31, 1999 was as follows:

          Retail      Communities     Wholesale
         Customers      Served        Customers
         ----------  ------------  --------------
IESU      345,000        525              5
WP&L      407,000        599             28
IPC       167,000        234             10

Electric utility operations accounted for 78.4%, 83.3% and 86.0% of operating revenues and 92.6%, 89.9% and 91.6% of operating income for IESU, WP&L and IPC, respectively, for the year ended December 31, 1999.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 1999, the maximum peak hour demand for IESU was 1,990 MW and occurred on July 27, 1999. For WP&L and IPC, the maximum peak hour demands were 2,397 MW on July 23, 1999 and 1,015 MW on July 29, 1999, respectively.

IESU maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operation agreement (the Operating Agreement) with CIPCO. The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of IESU and CIPCO. Alliant Energy has transmission interconnections at various locations with twelve other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency power and energy.

IESU and IPC are currently full members of MAPP. WP&L is a member of the MAPP Regional Transmission Group. MAPP is one of the ten regional members of the NERC. Each regional member of NERC is responsible for maintaining reliability in its area through coordination of planning and operations. WP&L is also a full member of MAIN, another regional member of NERC. IESU and IPC are currently exploring the possibility of transitioning from the MAPP reliability region to MAIN so all of Alliant Energy will belong to the same reliability region. Alliant Energy is unable to predict the outcome of this issue at this time.

Refer to the "Utility Industry Outlook" section in Item 7. MD&A for additional information regarding the future of Alliant Energy's transmission business. Refer to Item 2. "Properties" for additional information regarding electric facilities.

Fuel
The average cost of fuel per million Btu's used for electric generation by IESU, WP&L and IPC for the years 1999, 1998 and 1997 was as follows:

                     Nuclear         Coal        All Fuels
                   -------------  -------------  ------------
 IESU     - 1999      $0.581         $0.899        $0.914
          - 1998       0.605          0.885         0.887
          - 1997       0.650          0.958         0.945


 WP&L     - 1999       0.431          1.144         1.034
          - 1998       0.450          1.171         1.085
          - 1997       0.450          1.175         1.129


IPC       - 1999        N/A           1.273         1.320
          - 1998        N/A           1.287         1.344
          - 1997        N/A           1.340         1.414



Refer to the Electric Operating Information tables for details on the sources of electric energy for Alliant Energy, IESU and WP&L during 1995 to 1999.

Coal
Corporate Services, as an agent of IESU, WP&L and IPC, has negotiated several agreements with different suppliers to ensure that a specified supply of coal is available at known prices for the respective utilities for calendar years 2000, 2001, and 2002. These contracts, in combination with existing agreements, provide for a portfolio of coal supplies that cover approximately 100%, 60% and 10% of the three utilities' estimated coal supply needs for the years 2000 through 2002, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between ensuring an adequate supply and ensuring that the prices paid for coal is at the then current market conditions. Remaining coal requirements will be met from either future contracts or purchases in the spot market.

The majority of the coal utilized by Alliant Energy is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to Alliant Energy's generating facilities, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, Alliant Energy maintains average coal inventories at its generating stations of 40 to 50 days for stations with year-round deliveries and 30 to 150 days (depending upon time of the year) for stations with seasonal deliveries.

Alliant Energy anticipates that its average fossil fuel costs will likely increase in the future due to price/rate adjustment provisions in existing coal and transportation contracts. Price adjustment provisions in existing coal contracts are primarily based on changes in various indices (e.g. U.S. Department of Labor Statistics Producer Price Indices and Consumer Price Indices). Other factors which impact coal price adjustment provisions are mine labor agreements and, if enacted, changes in various laws and regulations. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. In addition, fuel sulfur restrictions and other environmental limitations have increased significantly and will likely further increase the difficulty and cost of obtaining adequate coal supplies. See Note 1(j) of the "Notes to Consolidated Financial Statements" for a discussion of the utilities' rate recovery of fuel costs.

Refer to Note 12(b) of the "Notes to Consolidated Financial Statements" for details relating to Alliant Energy's coal purchase commitments.

Purchased Power
During the year ended December 31, 1999, approximately 25.0%, 25.0% and 32.3% of IESU's, WP&L's and IPC's total MWH requirements, respectively, were met through purchased power. Refer to Note 12(b) of the "Notes to Consolidated Financial Statements" for details relating to purchase power commitments.

Nuclear
General - Alliant Energy owns interests in two nuclear facilities,
-------
Kewaunee and DAEC. Kewaunee, a 532 MW (net capacity) pressurized water reactor plant, is operated by WPSC and is jointly owned by WPSC (41.2%), WP&L (41.0%) and MG&E (17.8%). The Kewaunee operating license expires in 2013. DAEC, a 535 MW (net capacity) boiling water reactor plant, is operated by IESU which has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. See Item 7. MD&A "Liquidity and Capital Resources - Capital Requirements - Nuclear Facilities" for a discussion of an agreement between WPSC and MG&E regarding future ownership of Kewaunee as well as Alliant Energy's participation in the NMC.

As co-owners of nuclear generating units, IESU and WP&L are subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. The operation and design of nuclear power plants is under constant review by the NRC. IESU and WP&L have complied with and are currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. IESU's and WP&L's anticipated nuclear-related construction expenditures for 2000-2004 are approximately $59 million and $35 million, respectively. Refer to "Liquidity and Capital Resources - Capital Requirements" in Item 7. MD&A for a further discussion.

Under the Price-Anderson Amendments Act of 1988 (1988 Act), IESU and WP&L currently have the benefit of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

As an outgrowth of the Three Mile Island Nuclear Power Plant experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover business interruption expenses for participating utilities arising from a possible nuclear plant event. IESU and WP&L are participants in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

In the unlikely event of a catastrophic loss at Kewaunee or DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by WP&L or IESU and could have a material adverse effect on their financial condition and results of operations. Refer to Note 12(e) of the "Notes to Consolidated Financial Statements" for a further discussion of the nuclear insurance issue.

Kewaunee - WPSC purchases uranium concentrates, conversion services,
--------
enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts. Conversion services are complete for nuclear fuel reloads in 2000, 2001 and 2003. A fixed quantity of enrichment services are contracted through the year 2004. Additional enrichment services will be acquired under a contract which is in effect for the life of the plant or by purchases on the spot market. Fuel fabrication services are contracted well into the next decade and contain contractual clauses covering force majeure and termination provisions. A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 1999, 983,000 pounds of yellowcake or its equivalent were held in inventory for the plant.

DAEC - A contract for enrichment services and enriched uranium product
----
was signed with the USEC in 1995.  This contract is effective through

September of 2001. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2011 refueling of DAEC. IESU believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements.

Additional discussions of various other nuclear issues relating to Kewaunee and DAEC are included in Item 7. MD&A and the "Notes to Consolidated Financial Statements."

Power Supply
Refer to "Other Matters - Power Supply" in Item 7. MD&A for a discussion of power supply concerns.

Electric Environmental Matters
Alliant Energy is regulated in environmental matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local agencies. The laws impacting Alliant Energy's operations include, but are not limited to, the Clean Water Act; Safe Drinking Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Nuclear Waste Policy Act of 1982; Occupational Safety and Health Act; and the National Energy Policy Act of 1992. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

Refer to "Other Matters - Environmental" in Item 7. MD&A and Note 12 of the "Notes to Consolidated Financial Statements" for a further discussion of electric environmental matters.

Alliant Energy Corporation

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    1999         1998        1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information (Utility Only)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $541,714     $532,676    $521,574      $506,784      $509,970
     Commercial                                                    329,487      317,704     307,941       296,345       290,990
     Industrial                                                    476,140      477,241     455,912       428,726       412,711
                                                            -----------------------------------------------------------------------
       Total from ultimate customers                             1,347,341    1,327,621   1,285,427     1,231,855     1,213,671
     Sales for resale                                              155,801      199,128     192,346       181,365       143,726
     Other                                                          45,796       40,693      37,980        27,155        24,271
                                                            -----------------------------------------------------------------------

       Total                                                    $1,548,938   $1,567,442  $1,515,753    $1,440,375    $1,381,668
                                                            =======================================================================

----------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWH):
     Residential                                                     7,024        6,826       6,851         6,826         6,860
     Commercial                                                      5,260        4,943       4,844         4,720         4,661
     Industrial                                                     13,036       12,718      12,320        11,666        11,360
                                                            -----------------------------------------------------------------------
       Total from ultimate customers                                25,320       24,487      24,015        23,212        22,881
     Sales for resale                                                5,566        7,189       6,768         7,459         5,001
     Other                                                             162          158         161           161           163
                                                            ----------------------------------------------------------------------
       Total                                                        31,048       31,834      30,944        30,832        28,045
                                                            =======================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   790,669       781,127       772,100       762,665       751,998
     Commercial                                                    122,509       121,027       119,463       117,846       116,228
     Industrial                                                      2,730         2,618         2,555         2,472         2,418
     Other                                                           3,282         3,267         3,281         3,207         2,749
                                                            -----------------------------------------------------------------------
       Total                                                       919,190       908,039       897,399       886,190       873,393
                                                            =======================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW) (1)                               5,233         5,228         5,045         4,953         5,032
     Sources of electric energy (000s MWH):
          Coal and gas                                              19,078        19,119        17,423        17,014        17,606
          Purchased power                                            8,619        10,033        10,660        10,895         7,416
          Nuclear                                                    4,362         4,201         3,874         4,054         4,166
          Other                                                        528           504           565           392           349
                                                            -----------------------------------------------------------------------
            Total                                                   32,587        33,857        32,522        32,355        29,537
                                                            =======================================================================

     Revenue per KWH from ultimate customers (in cents)               5.32          5.42          5.35          5.31          5.30
-----------------------------------------------------------------------------------------------------------------------------------

(1)  1999 data represents the coincident peak of the entire Alliant Energy system.  1998 to 1995 data represents a summation of the individual peak demands of IESU, WP&L and IPC thus they do not represent the coincident peak of the entire
       Alliant Energy system.


IES Utilities Inc.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 1999          1998          1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $230,422      $232,662      $227,496      $213,838      $217,351
     Commercial                                                    176,251       168,672       162,626       153,163       150,722
     Industrial                                                    181,740       181,369       177,890       160,477       148,529
                                                            -----------------------------------------------------------------------
       Total from ultimate customers                               588,413       582,703       568,012       527,478       516,602
     Sales for resale                                               28,479        45,453        25,719        37,384        35,356
     Other                                                          11,058        11,267        10,539         9,411         8,513
                                                            -----------------------------------------------------------------------
       Total                                                      $627,950      $639,423      $604,270      $574,273      $560,471
                                                            =======================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWH):
     Residential                                                     2,685         2,661         2,682         2,642         2,690
     Commercial                                                      2,658         2,465         2,378         2,315         2,296
     Industrial                                                      5,072         4,872         4,743         4,436         4,248
                                                            -----------------------------------------------------------------------
       Total from ultimate customers                                10,415         9,998         9,803         9,393         9,234
     Sales for resale                                                1,392         1,763           794         1,746         1,586
     Other                                                              40            42            43            46            50
                                                            -----------------------------------------------------------------------
       Total                                                        11,847        11,803        10,640        11,185        10,870
                                                            =======================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   293,433       290,348       288,387       286,315       284,154
     Commercial                                                     49,952        49,489        48,962        48,593        48,196
     Industrial                                                        715           705           711           703           695
     Other                                                             449           479           442           437           444
                                                            -----------------------------------------------------------------------
       Total                                                       344,549       341,021       338,502       336,048       333,489
                                                            =======================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   1,990         1,965         1,854         1,833         1,824
     Sources of electric energy (000s MWH):
          Coal and gas                                               6,543         6,417         5,499         4,936         5,759
          Purchased power                                            3,104         3,385         2,789         4,177         3,013
          Nuclear                                                    2,548         2,682         2,904         2,753         2,611
          Other                                                        226           199           164            44            24
                                                            -----------------------------------------------------------------------
            Total                                                   12,421        12,683        11,356        11,910        11,407
                                                            =======================================================================

     Revenue per KWH from ultimate customers (in cents)               5.65          5.83          5.79          5.62          5.59
-----------------------------------------------------------------------------------------------------------------------------------


Wisconsin Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
                                                                     1999           1998        1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $213,496         $198,770   $199,633      $201,690       $199,850
     Commercial                                                    116,947          108,724    107,132       105,319        102,129
     Industrial                                                    171,118          162,771    152,073       143,734        140,562
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                               501,561          470,265    458,838       450,743        442,541
     Sales for resale                                              102,751          128,536    160,917       131,836         97,350
     Other                                                          22,295           15,903     14,388         6,903          6,433
                                                            ------------------------------------------------------------------------

       Total                                                      $626,607         $614,704   $634,143      $589,482       $546,324
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWH):
     Residential                                                     3,111            2,964      2,974         2,980          2,938
     Commercial                                                      1,980            1,898      1,878         1,814          1,773
     Industrial                                                      4,570            4,493      4,256         3,986          3,873
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                                 9,661            9,355      9,108         8,780          8,584
     Sales for resale                                                3,252            4,492      5,824         5,246          3,109
     Other                                                              54               59         60            57             54
                                                            ------------------------------------------------------------------------

       Total                                                        12,967            13,906    14,992        14,083         11,747
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   355,691           350,334   343,637       336,933        329,643
     Commercial                                                     48,696            47,857    46,823        45,669         44,730
     Industrial                                                        947               909       855           815            795
     Other                                                           1,893             1,860     1,875         1,820          1,342
                                                            ------------------------------------------------------------------------

       Total                                                       407,227           400,960   393,190       385,237        376,510
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   2,397              2,292    2,253         2,124          2,197
     Sources of electric energy (000s MWH):
          Coal and gas                                               8,186              8,916    8,587         8,687          8,323
          Purchased power                                            3,436              3,923    5,744         4,494          2,227
          Nuclear                                                    1,814              1,519      970         1,301          1,555
          Other                                                        288                288      355           303            308
                                                            ------------------------------------------------------------------------

            Total                                                   13,724             14,646   15,656        14,785         12,413
                                                            ========================================================================

     Revenue per KWH from ultimate customers (in cents)               5.19               5.03     5.04          5.13           5.16
------------------------------------------------------------------------------------------------------------------------------------

GAS UTILITY OPERATIONS
As of December 31, 1999, Alliant Energy's utility subsidiaries provided retail natural gas service to approximately 393,000 customers in approximately 488 communities in Iowa, southern and central Wisconsin, northern and northwestern Illinois and southern Minnesota. The approximate number of customers and communities served for each of the individual utilities at December 31, 1999 was as follows:


            Gas Customers     Communities Served
           ----------------  ----------------------
IESU            181,000              212
WP&L            162,000              235
IPC              50,000               41


Gas utility operations accounted for 18.2%, 16.0% and 14.0% of operating revenues and 5.2%, 8.9% and 8.4% of operating income for IESU, WP&L and IPC, respectively, for the year ended December 31, 1999. These operations include providing gas services to transportation and retail customers.

In providing gas commodity service to retail customers, Alliant Energy administers a diversified portfolio of transportation and storage contracts on behalf of each of the three utilities. Transportation contracts with NNG, NGPL and ANR allow access to gas supplies located in the U.S. and Canada. Non-traditional arrangements provide IESU and WP&L with gas delivered directly to their service territories. The maximum daily delivery capacity of the individual utilities for the year ended December 31, 1999 was as follows:


             NNG              NGPL                ANR            Non-Traditional          Total
       ---------------    --------------     ---------------    -----------------    ---------------
IESU    143,996 Dth        62,619 Dth           61,737 Dth          11,500 Dth        279,852 Dth
WP&L     75,056 Dth           --               132,124 Dth          46,400 Dth        253,580 Dth
IPC      52,595 Dth        29,750 Dth              --                   --             82,345 Dth

IESU, WP&L and IPC maintain purchase agreements with over 50 suppliers of natural gas from all gas producing regions of the U.S. and Canada. Approximately half of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms up to two years. The utilities' gas supply commitments are index-based.

In addition to sales of natural gas to retail customers, IESU, WP&L and IPC provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy's distribution system to the customers' meter. Revenues are collected for this service pursuant to transportation tariffs.

The gas sales of the utility subsidiaries follow a seasonal pattern. There is an annual base load of gas used for cooking, heating and other purposes, with a large heating peak occurring during the winter season. Producers, marketers and brokers, as well as storage contracts, supply natural gas to meet the peak heating season requirements. Storage contracts allow the utilities to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 19%, 26% and 25% of IESU's, WP&L's and IPC's annual gas requirements in 1999, respectively.

Refer to Note 1(j) of the "Notes to Consolidated Financial Statements" for a discussion of Alliant Energy's rate recovery mechanisms for its natural gas costs and Note 12(b) of the "Notes to Consolidated Financial Statements" for a discussion of Alliant Energy's gas commitments.

Gas Environmental Matters
Refer to Note 12(f) of the "Notes to Consolidated Financial Statements" for a discussion of gas environmental matters.

Alliant Energy Corporation
------------------------------------------------------------------------------------------------------------------------------------
                                                                     1999         1998          1997         1996         1995
------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information (Utility Only)

------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                     $185,090      $175,603     $225,542     $216,268      $179,761
     Commercial                                                        89,118        85,842      115,858      108,187        87,951
     Industrial                                                        21,855        20,204       27,393       27,569        30,462
     Transportation/other                                              18,256        13,941       25,114       23,931        21,952
                                                                 -------------------------------------------------------------------
       Total                                                         $314,319      $295,590     $393,907     $375,955      $320,126
                                                                 ===================================================================


------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                                       30,309        28,378       33,894       37,165        33,827
     Commercial                                                        18,349        17,760       21,142       22,613        20,599
     Industrial                                                         5,963         5,507        6,217        6,856         6,381
     Transportation/other                                              46,954        52,389       56,719       55,240        54,267
                                                                 -------------------------------------------------------------------
       Total                                                          101,575       104,034      117,972      121,874       115,074
                                                                 ===================================================================


------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                      347,533       342,586      337,956      331,919       326,005
     Commercial                                                        44,289        43,825       43,316       42,658        42,095
     Industrial                                                         1,037           982          963        1,022         1,059
                                                                 -------------------------------------------------------------------
       Total                                                          392,859       387,393      382,235      375,599       369,159
                                                                 ===================================================================


------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per dekatherm sold
            (excluding transportation/other)                            $5.42         $5.45        $6.02        $5.28         $4.90
     Purchased gas costs per dekatherm sold
            (excluding transportation/other)                            $3.30         $3.22        $4.23        $3.61         $3.31
------------------------------------------------------------------------------------------------------------------------------------

IES Utilities Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                     1999          1998         1997         1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                       $88,302      $86,821     $110,663       $97,708      $84,562
     Commercial                                                         40,459       39,928       54,383        46,966       40,390
     Industrial                                                         11,543       10,422       13,961        12,256        8,790
     Transportation/other                                                5,521        4,108        4,510         3,934        3,550
                                                                 -------------------------------------------------------------------
       Total                                                          $145,825     $141,279     $183,517      $160,864     $137,292
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                                        13,778       13,803       16,317        17,680       16,302
     Commercial                                                          8,077        8,272        9,602        10,323        9,534
     Industrial                                                          3,291        3,089        3,318         3,796        3,098
     Transportation/other                                               10,236       11,316       10,321        10,341       10,871
                                                                 -------------------------------------------------------------------
       Total                                                            35,382       36,480       39,558        42,140       39,805
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                       158,705      157,135      155,859       154,457      152,873
     Commercial                                                         21,661       21,530       21,431        21,364       21,193
     Industrial                                                            383          398          399           417          404
                                                                 -------------------------------------------------------------------
       Total                                                           180,749      179,063      177,689       176,238      174,470
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per dekatherm sold
          (excluding transportation/other)                               $5.58        $5.45        $6.12         $4.94        $4.62
     Purchased gas cost per dekatherm sold
          (excluding transportation/other)                               $3.51        $3.36        $4.33         $3.27        $3.15
------------------------------------------------------------------------------------------------------------------------------------

Wisconsin Power and Light Company
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1999          1998         1997         1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                       $69,662     $65,173      $84,513       $90,382      $70,382
     Commercial                                                         35,570      33,898       45,456        46,703       35,411
     Industrial                                                          6,077       5,896        8,378        11,410       17,984
     Transportation/other                                                9,461       6,770       17,536        17,132       15,388
                                                                 -------------------------------------------------------------------
       Total                                                          $120,770    $111,737     $155,883      $165,627     $139,165
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                                        12,070       10,936      12,770        14,297       12,690
     Commercial                                                          7,771        7,285       8,592         9,167        8,245
     Industrial                                                          1,520        1,422       1,714         1,997        2,144
     Transportation/other                                               13,237       12,948      17,595        18,567       16,870
                                                                 -------------------------------------------------------------------
       Total                                                            34,598       32,591      40,671        44,028       39,949
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                       144,015      141,065     137,827       133,580      129,576
     Commercial                                                         17,380       17,058      16,653        16,083       15,724
     Industrial                                                            576          506         488           529          566
                                                                 -------------------------------------------------------------------
       Total                                                           161,971      158,629     154,968       150,192      145,866
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per dekatherm sold
           (excluding transportation/other)                              $5.21        $5.34       $6.00         $5.83        $5.36
     Purchased gas cost per dekatherm sold
           (excluding transportation/other)                              $3.00        $3.13       $4.30         $4.12        $3.64
------------------------------------------------------------------------------------------------------------------------------------

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS
---------------------------------------------------

Resources is a holding company whose wholly-owned subsidiaries at December 31, 1999 included Investments, Transportation, Capital Square, International and ISCO. Resources is managed through five distinct platforms: Investments, International, Industrial Services,
Cargill-Alliant and Mass Markets.

Investments Platform - Investments is a holding company whose primary wholly-owned subsidiaries include Heartland Properties, Inc. (HPI), Iowa Land and Building Company (Iowa Land) and Village Lakeshares Inc. (Lakeshares). HPI is responsible for performing asset management and facilitating the development and financing of high quality, affordable housing in Alliant Energy's utility service territory. HPI has a majority ownership interest in approximately 60 such properties. Capital Square provides mortgage-banking services to facilitate HPI's development and financing efforts in the affordable housing market. Iowa Land is organized to pursue real estate and economic development activities in IESU's service territory. Lakeshares is a holding company for resort properties in Iowa. Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments including an equity interest in McLeod. Refer to Note 10 of the "Notes to Consolidated Financial Statements" for a further discussion of the McLeod investment. Whiting is organized to purchase, develop and produce crude oil and natural gas. (Although Whiting is a wholly-owned subsidiary of ISCO, Whiting is identified under the Investments platform for management purposes.) Transportation is a holding company whose wholly-owned subsidiaries include the Cedar Rapids and Iowa City Railway Company (CRANDIC), Williams Bulk Transfer Inc. (Williams) and Transfer Services, Inc. (Transfer). CRANDIC is a short-line railway that renders freight service between Cedar Rapids and Iowa City. Williams' and Transfer's operations include transloading and storage services. Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River.

International Platform - International is a holding company for Resources' international investments whose wholly-owned subsidiaries include Alliant International New Zealand Limited (New Zealand), Alliant Energy Australia Pty Ltd. (Australia), Grandelight Holding Ltd. (Grandelight), Interstate Energy Corporation Pte Ltd. (IECP), Alliant Energy Renewable Resources Ltd. (AERR), Alliant Energy Brazil, Inc. (Brazil) and Alliant Energy de Mexico L.L.C. (Mexico). New Zealand has equity investments in several New Zealand utility entities. Australia has an equity investment in a holding company whose primary investments are infrastructure and utility companies in Australia. Grandelight has a 67% equity investment in Peak Pacific Investment Company Ltd. (Peak Pacific). Peak Pacific has been formed to develop investment opportunities in generation infrastructure projects in China. IECP has a 50% equity investment in two individual cogeneration facilities in China. AERR has been formed for the purpose of investing in international renewable resource projects. Mexico is organized to provide utility-related services to a resort community in Mexico, of which International has an investment in secured debentures. Refer to
Note 16 of the "Notes to Consolidated Financial Statements" for a discussion of Alliant Energy's investment in Brazil completed in early 2000.

Industrial Services Platform - ISCO is a holding company for Resources' industrial service companies whose primary wholly-owned subsidiaries include Industrial Energy Applications, Inc. (IEA), Heartland Energy Group, Inc. (HEG) and RMT, Inc. (RMT). IEA offers facilities-based energy services for customers, including standby generation, cogeneration, steam production and propane air systems. IEA also provides energy consulting services for customers and owns natural gas and oil gathering systems, both in Texas. HEG offers commodities-based energy services primarily related to supplying natural gas. RMT is a Madison, Wisconsin based environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments. RMT specializes in consulting on solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, and air and water pollution control.

Cargill-Alliant Platform - Alliant Energy also has a 50% ownership interest, which Resources manages, in a joint venture with Cargill, named Cargill-Alliant, to market electricity and risk management services to wholesale customers.

Mass Markets Platform - Mass markets is a business unit of Resources which provides products and services designed to meet the comfort, security and productivity needs of residential and small commercial customers.

ITEM 2.  PROPERTIES

WP&L
WP&L's principal electric generating stations at December 31, 1999, were as follows:


                 Name and Location                         Primary Fuel              1999 Summer Capability
                    of Station                                Type                       in Kilowatts
------------------------------------------------------   ---------------     -----------------------------------------

    Kewaunee Nuclear Power Plant, Kewaunee, WI                Nuclear                                    207,100   (1)

    Nelson Dewey Generating Station, Cassville, WI            Coal                     226,000
    Edgewater Generating Station #3, Sheboygan, WI            Coal                      76,000
    Edgewater Generating Station #4, Sheboygan, WI            Coal                     237,300  (2)
    Edgewater Generating Station #5, Sheboygan, WI            Coal                     306,000  (3)
    Columbia Energy Center, Portage, WI                       Coal                     494,400  (4)
                                                                                  -------------
          Total Coal                                                                                   1,339,700

    Blackhawk Generating Station, Beloit, WI                  Gas                       58,000
    Rock River Generating Station, Beloit, WI                 Gas                      164,000
    Rock River Combustion Turbine, Beloit, WI                 Gas                      148,000
    South Fond du Lac Combustion Turbine
        Units 2 and 3, Fond du Lac, WI                        Gas                      169,000
    Sheepskin Combustion Turbine, Edgerton, WI                Gas                       37,000
                                                                                  -------------
          Total Gas                                                                                      576,000

    Kilbourn Hydro Plant, Wisconsin Dells, WI                 Hydro                      9,000
    Prairie du Sac Hydro Plant, Prairie du Sac, WI            Hydro                     30,000
    Petenwell/Castle Rock Hydro Plants,
        Wisconsin Rapids, WI                                  Hydro                     13,300  (5)
    Shawano Hydro, Shawano, WI                                Hydro                        409
                                                                                  -------------
          Total Hydro                                                                                     52,709
                                                                                                     -------------

        Total generating capability                                                                    2,175,509
                                                                                                     =============

        All KWs shown below represent the 1999 summer generating capability.

         (1) Represents WP&L's 41% ownership interest in this 505,000 KW generating station, which is operated by WPSC.
         (2) Represents WP&L's 68.2% ownership interest in this 348,000 KW generating station, which is operated by WP&L.
         (3) Represents WP&L's 75% ownership interest in this 408,000 KW generating station, which is operated by WP&L.
         (4) Represents WP&L's 46.2% ownership interest in this 1,070,000 KW generating station, which is operated by WP&L.
         (5) Represents WP&L's 33.3% ownership interest in this 40,000 KW hydro plant, which is operated by Wisconsin River
             Power Company.

WP&L owns 2,787 miles of electric transmission lines and 279 substations located adjacent to the communities served, of which substantially all are in Wisconsin. Substantially all of WP&L's facilities are subject to the lien of its First Mortgage Bond indenture and are suitable for their intended use.

IESU
IESU's principal electric generating stations at December 31, 1999, were as follows:


                 Name and Location                         Primary Fuel               1999 Summer Capability
                   of Station                                 Type                        in Kilowatts
-------------------------------------------------- ----   ---------------     ----------------------------------------
    Duane Arnold Energy Center, Palo, Iowa                    Nuclear                                    364,000   (1)

    Ottumwa Generating Station, Ottumwa, Iowa                 Coal                     324,000  (2)
    Prairie Creek Station, Cedar Rapids, Iowa                 Coal                     214,750
    Sutherland Station, Marshalltown, Iowa                    Coal                     143,000
    Sixth Street Station, Cedar Rapids, Iowa                  Coal                      65,000
    Burlington Generating Station, Burlington, Iowa           Coal                     211,800
    George Neal Unit 3, Sioux City, Iowa                      Coal                     144,200  (3)
                                                                                  -------------
          Total Coal                                                                                   1,102,750

    Peaking Turbines, Marshalltown, Iowa                      Oil                      216,400
    Centerville Combustion Turbines, Centerville, Iowa        Oil                       62,000
    Diesel Stations, all in Iowa                              Oil                        8,300
                                                                                  -------------
          Total Oil                                                                                      286,700

    Grinnell Station, Grinnell, Iowa                          Gas                       30,000
    Agency Street Combustion Turbines,
        West Burlington, Iowa                                 Gas                       76,700
    Burlington Combustion Turbines, Burlington, Iowa          Gas                       68,000
    Red Cedar Combustion Turbine, Cedar Rapids, IA            Gas                       22,700
                                                                                  -------------
          Total Gas                                                                                      197,400
                                                                                                     -------------

        Total generating capability                                                                    1,950,850
                                                                                                     =============

        All KWs shown below represent the 1999 summer generating capability.

         (1) Represents IESU's 70% ownership interest in this 520,000 KW generating station, which is operated by IESU.
         (2) Represents IESU's 48% ownership interest in this 675,000 KW generating station, which is operated by IESU.
         (3) Represents IESU's 28% ownership interest in this 515,000 KW generating station, which is operated by
             MidAmerican Energy Company.

IESU owns 4,448 miles of electric transmission lines and 578 substations, substantially all located in Iowa. IESU's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its bonds.

IPC
IPC's principal electric generating stations at December 31, 1999, were as follows:


                   Name and Location                              Primary Fuel             1999 Summer Capability
                      of Station                                      Type                      in Kilowatts
-------------------------------------------------------------    ---------------     -------------------------------------
    Dubuque Units 2, 3 and 4, Dubuque, IA                             Coal                      81,500
    M. L. Kapp Plant Units 1 and 2, Clinton, IA                       Coal                     254,900
    Lansing Units 1, 2, 3 and 4, Lansing, IA                          Coal                     321,000
    George Neal Unit 4, Sioux City, IA                                Coal                     141,900  (1)
    Louisa Unit 1, Louisa, IA                                         Coal                      28,400  (2)
                                                                                          -------------
          Total Coal                                                                                             827,700

    Fox Lake Plant Units 1, 2 and 3, Sherburn, MN                     Gas                                        113,500

    Montgomery Combustion Turbine Unit 1, Montgomery, MN              Oil                       22,200
    Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN            Oil                       21,300
    Lime Creek Plant Combustion Turbine
        Units 1 and 2, Mason City, IA                                 Oil                       70,400
    Dubuque Diesel Units 1 and 2, Dubuque, IA                         Oil                        4,600
    Hills Diesel Units 1 and 2, Hills, MN                             Oil                        4,000
    Lansing Diesel Units 1 and 2, Lansing, IA                         Oil                        2,000
    New Albin Diesel Unit 1, New Albin, IA                            Oil                          700
                                                                                          -------------
          Total Oil                                                                                              125,200
                                                                                                             -------------

        Total generating capability                                                                            1,066,400
                                                                                                             =============

        All KWs shown below represent the 1999 summer generating capability.

         (1)      Represents IPC's 21.5% ownership interest in this 660,000 KW generating station, which is operated by
                  MidAmerican Energy Company.
         (2)      Represents IPC's 4% ownership interest in this 710,000 KW generating station, which is operated by
                  MidAmerican Energy Company.

IPC owns 2,562 miles of electric transmission lines and 224 substations located in Iowa, Illinois and Minnesota. Substantially all of IPC's facilities are subject to the lien of its bond indenture securing IPC's outstanding First Mortgage Bonds and are suitable for their intended use.

Resources
Resources' principal properties as of December 31, 1999 were as follows:

    Whiting - owns oil and gas properties at various locations within the U.S. Proven developed reserves were 9.6 million barrels of oil and
    97.4 million Dth of gas.
    HPI - provides affordable housing in Wisconsin and the Midwest and has a majority ownership in approximately 60 properties.
    IEA - offers standby generation, cogeneration, steam production and propane air systems. IEA's natural gas gathering system and oil gathering system had 66 miles and 188 miles, respectively, of pipeline in Texas.
    CRANDIC - has 107 railroad track miles all located within Iowa. Investments - has real estate ventures with 248,000 square feet of office space primarily in Cedar Rapids, Iowa.

ITEM 3.  LEGAL PROCEEDINGS

Alliant Energy
On July 15, 1999, the PSCW found that Alliant Energy was in violation of the PSCW's merger order because after Alliant Energy exercised its right to withdraw from the Midwest ISO, it had no proposal on file with the PSCW either to be in an ISO or to spin off its transmission assets (Alliant Energy has subsequently rejoined the Midwest ISO). The PSCW deferred consideration of any remedies. Both Alliant Energy and the intervenors in the proceeding had appealed the PSCW's decision to the Dane County Circuit Court however the intervenors have since withdrawn their appeal. Alliant Energy's appeal is still pending.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court judge dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court judge also disallowed certain related deductions allowed by the IRS as an offset against a tax refund due to Alliant Energy. Alliant Energy has appealed the district court's ruling and such appeal is pending. The IRS has appealed the decision which led to the tax refund due to Alliant Energy and this appeal is also pending. Alliant Energy believes the resolution of these issues will not have a material adverse impact on its financial condition or results of operations.

WP&L
In the second quarter of 1999, WP&L received a demand for arbitration from MG&E pursuant to the terms of joint plant operating agreements between the parties regarding issues of ownership and operation of the Columbia Energy Center. In September 1999, a Wisconsin Circuit Court judge ruled that some of MG&E's claims were arbitrable. The parties have selected the arbitrators and the procedural schedule is being developed. WP&L believes MG&E's claims are without merit and will be vigorously defending its position.

Environmental Matters
The information required by Item 3 with regards to environmental matters is included in Notes 12(f) and 12(g) of Item 8. "Notes to Consolidated Financial Statements," and "Other Matters - Environmental" in Item 7. MD&A, which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regards to rate matters is included in "Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7. MD&A, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANTS

Information relating to the executive officers of Alliant Energy, IESU and WP&L is included in Item 10. Directors and Executive Officers of the Registrants.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliant Energy's common stock trades on the New York Stock Exchange under the symbol "LNT." Quarterly sales price ranges and dividends with respect to Alliant Energy's common stock were as follows (amounts for periods prior to the consummation of the merger represent data for WPLH):


                                  1999                                            1998
               --------------------------------------------    -------------------------------------------
 Quarter          High             Low           Dividend          High            Low           Dividend
 First          $32 3/8          $26 3/8          $0.50          $33 7/8          $31 1/2          $0.50
 Second          30 7/8           26 1/2           0.50           35 3/8           29 5/8           0.50
 Third           30 1/16          26 3/4           0.50           32 1/8           28               0.50
 Fourth          28 13/16         25 3/16          0.50           34               29 3/4           0.50
               -----------     -----------    -------------    -----------     -----------     -----------
   Year        $32 3/8          $25 3/16         $2.00          $35 3/8          $28              $2.00
               ===========     ===========    =============    ===========     ===========     ===========


Stock closing price at December 31, 1999:  $27 1/2

Although Alliant Energy's practice has been to pay common stock dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

At December 31, 1999, there were approximately 66,886 holders of record of Alliant Energy's stock including underlying holders in Alliant Energy's Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IESU Common Stock currently outstanding. During 1999, 1998 and 1997, IESU declared dividends on its common stock of $88 million, $19 million and $56 million, respectively, to its parent. No dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. IESU has the right under the terms of its Subordinated Deferrable Interest Debentures, so long as an Event of Default (as defined therein) has not occurred and is not continuing, to extend the interest payment period at any time and from time to time on the Subordinated Deferrable Interest Debentures to a period not exceeding 20 consecutive quarters. If IESU exercises its right to extend the interest payment period, IESU may not, during any such extended interest payment period, declare or pay dividends on, or redeem, purchase or acquire, or make any liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect to the foregoing. IESU does not intend to exercise its right to extend the interest payment period.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L common stock currently outstanding. During 1999, 1998 and 1997, WP&L paid dividends on its common stock of $58 million each year to its parent. WP&L's common stock dividends are restricted to the extent that such dividends would reduce the common stock equity ratio to less than 25%. Under rate order UR-110, the PSCW ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded the level forecasted in the rate order.

Alliant Energy's utility subsidiaries each have common stock dividend restrictions based on their respective bond indentures and articles of incorporation. Each utility has restrictions on the payment of common stock dividends that are commonly found with preferred stock. In addition, IESU's and IPC's ability to pay common stock dividends is restricted based on requirements associated with sinking funds.

ITEM 6.  SELECTED FINANCIAL DATA

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
                                                                 1999 (1)     1998 (2)        1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Financial Information
 (Dollars in thousands except for per share data)
------------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
     Operating revenues                                          $2,197,963    $2,130,874    $2,300,627    $2,232,840    $1,976,807
     Operating expenses                                           1,821,428     1,847,572     1,964,244     1,867,401     1,611,875
     Operating income                                               376,535       283,302       336,383       365,439       364,932
     Income from continuing operations                              196,581        96,675       144,578       157,088       159,157
     Discontinued operations                                            --            --            --         (1,297)      (13,186)
     Net income                                                     196,581        96,675       144,578       155,791       145,971
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
     Weighted average common shares outstanding (000s)               78,352        76,912        76,210        75,481        74,680
     Return on average common equity (3)                              10.5%          6.0%          9.5%         11.0%         10.5%
     Per Share Data:
          Income from continuing operations                           $2.51         $1.26         $1.90         $2.08         $2.13
          Discontinued operations                                       --            --            --         ($0.02)       ($0.18)
          Earnings per average common share (basic and diluted)       $2.51         $1.26         $1.90         $2.06         $1.95
          Dividends declared per common share (4)                     $2.00         $2.00         $2.00         $1.97         $1.94
          Book value at year-end (3)                                 $27.29        $20.69        $21.24        $18.91        $18.70
          Market value at year-end (4)                               $27.50        $32.25        $33.13        $28.13        $30.63
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Financial Data:
     Construction and acquisition expenditures                     $478,573      $372,058      $328,040      $412,274      $375,184
     Total assets at year-end (3)                                $6,075,683    $4,959,337    $4,923,550    $4,639,826    $4,476,406
     Long-term obligations, net                                  $1,660,558    $1,713,649    $1,604,305    $1,444,355    $1,357,755
     Times interest earned before income taxes (5)                    3.38X         2.25X         2.90X         3.38X         3.36X
     Capitalization Ratios:
          Common equity (3)                                             57%           49%           51%           52%           51%
          Preferred and preference stock                                 3%            4%            3%            4%            4%
          Long-term debt, excluding current portion                     40%           47%           46%           44%           45%
                                                               ---------------------------------------------------------------------
            Total                                                      100%          100%          100%          100%          100%
                                                               =====================================================================

------------------------------------------------------------------------------------------------------------------------------------

(1)  The 1999 financial results reflect pre-tax gains of $40 million realized from sales of McLeod stock.
(2)  The 1998 financial results reflect the recording of $54 million of pre-tax merger-related charges.
(3)  In the third quarter of 1997, Alliant Energy began adjusting the carrying value of its investments in McLeod to its estimated fair value, pursuant to the applicable accounting rules. At December 31, 1999, the adjustment reflected an unrealized gain of approximately $1.1 billion with a net of tax increase to common equity of $640 million.  At December 31, 1998, the adjustment reflected an unrealized gain of approximately $291 million with a net of tax increase to common equity of $170 million.
(4)  Represents data for WPLH for periods prior to the consummation of the merger.
(5)  Represents income before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense.

IESU

                                                                          Year Ended December 31,
                                                    1999             1998             1997            1996          1995
                                              --------------------------------------------------------------------------------
                                                                               (in thousands)

Operating revenues                                $800,696         $806,930        $813,978         $754,979      $709,826
Earnings available for common stock                 65,532           60,996          57,879           62,815        58,364
Cash dividends declared on common stock             87,951           18,840          56,000           44,000        43,000
Total assets                                     1,755,808        1,788,978       1,768,929        1,765,044     1,697,803
Long-term obligations, net                         641,559          677,804         688,719          560,199       517,538

The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

WP&L
                                                                         Year Ended December 31,
                                                   1999            1998            1997             1996           1995
                                              -------------------------------------------------------------------------------
                                                                              (in thousands)

Operating revenues                                $752,505         $731,448       $794,717         $759,275       $689,672
Earnings available for common stock                 67,520           32,264         67,924           79,175         75,342
Cash dividends declared on common stock             58,353           58,341         58,343           66,087         56,778
Total assets                                     1,766,135        1,685,150      1,664,604        1,677,814      1,641,165
Long-term obligations, net                         471,648          471,554        420,414          370,634        375,574

The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

Alliant Energy was formed as the result of a three-way merger involving WPLH, IES and IPC that was completed in April 1998. The primary first tier subsidiaries of Alliant Energy include: WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Alliant Energy, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, including issues associated with the deregulation of the utility industry, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant Energy's nuclear facilities, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy, unanticipated issues relating to establishing a transmission company, material changes in the value of Alliant Energy's investment in McLeod, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries Alliant Energy has investments in and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

As a holding company with significant utility assets, Alliant Energy competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

Electric energy generation, transmission and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are facing increased numbers of alternative suppliers. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

Across the nation, approximately half of the states (including Illinois) have passed legislation or issued regulatory rulings granting customers the right to choose their electric energy supplier. Legislation that would allow customers to choose their electric energy supplier is expected to be introduced in Iowa in 2000. At the federal level, a number of proposals to restructure the electric industry are currently under consideration. However, there continues to be a lack of consensus over how restructuring should be implemented and how much control the federal government should have over this process. Until one of the proposals gains significant bipartisan support, there is unlikely to be final federal action to either facilitate or force states to open electricity markets to competition.

Alliant Energy realized 55%, 40%, 3% and 2% of its electric utility revenues in 1999 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 90% of the electric revenues were regulated by the respective state commissions while the other 10% were regulated by the FERC. Alliant Energy realized 57%, 37%, 3% and 3% of its gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively, during the same period.

IESU realized 100% of its electric and gas utility retail revenues in 1999 in Iowa. Approximately 95% of the electric revenues in 1999 were regulated by the IUB while the other 5% were regulated by the FERC. WP&L realized 98% of its electric utility revenues in 1999 in Wisconsin and 2% in Illinois. Approximately 84% of the electric revenues in 1999 were regulated by the PSCW or the ICC while the other 16% were regulated by the FERC. WP&L realized 96% of its gas utility revenues in 1999 in Wisconsin and 4% in Illinois.

Federal Regulation
IESU, WP&L and IPC are subject to regulation by the FERC. NEPA addresses several matters designed to promote competition in the electric wholesale power generation market. FERC has issued final rules (FERC Orders 888/888-A and 889/889-A) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. In response to FERC Orders 888 and 888-A, Corporate Services, on behalf of IESU, WP&L and IPC, has filed Open Access Transmission Tariffs that comply with the orders. In response to FERC Orders 889 and 889-A, IESU, WP&L and IPC are participating in a regional Open Access Same-Time Information System.

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

In May 1999, FERC issued a NOPR concerning the development of RTOs. The proposed rules outline the requirements for utilities to voluntarily turn over control of their transmission system to a regional entity either by leasing the system to an RTO or by outright divestiture. In December 1999, FERC issued Order 2000 which implemented the proposed rules with minor modifications. FERC's timeline is to have the RTOs in operation by the end of 2001. Alliant Energy is involved with other utilities and industry groups in reviewing Order 2000 and has submitted a joint petition to FERC seeking further clarification of the operating and ownership limitations that will be imposed on the RTOs. Alliant Energy's current plans to contribute its Wisconsin transmission assets to ATC, in exchange for an equity interest, and participate in the Midwest ISO are expected to comply with the provisions of Order 2000.

Alliant Energy and the utility subsidiaries cannot predict the long-term consequences of these rules on their financial condition or results of operations.

State Regulation
Iowa - IESU and IPC are subject to regulation by the IUB.  The IUB has been
----
reviewing all forms of competition in the electric utility industry for several years. A group comprised of the IUB, Alliant Energy, MidAmerican Energy Company, rural electric cooperatives, municipal utilities and Iowans for Choice in Electricity (a diverse group of industrial customers, marketers, such as Enron, and a low income customer representative, among others) endorsed a bill to allow for such competition that was introduced in the Iowa Legislature in March 1999. The bill was opposed by the OCA, which is charged by Iowa law with representation of all consumers generally. While the bill did not pass, by operation of House rules, it was re-referred to the House Commerce Committee and was again inserted into the legislative process in the Second Regular Session of the 78th General Assembly (2000). As of March 1, 2000, the bill has been approved by both the Iowa House and Senate Commerce Committees and will be addressed by the legislature in full.

The bill would allow choice of electric suppliers for all customers on October 1, 2002. It would freeze IESU's and IPC's Iowa regulated prices at January 2000 levels. It would allow, however, for investor-owned utilities to propose increases due to exogenous factors (for example, environmental compliance costs) in the generation cost component. Assigned service territories would be maintained for the delivery function. Delivery prices would be regulated, with the option available to propose performance based rate making. Prices for generation and other retail services would not be regulated, except for SOS pricing starting October 2002 for all residential customers and non-residential customers with annual usage of fewer than 75,000 KWHs.
Pricing for SOS would initially be at levels equivalent to prices as they exist today and would remain at such levels until at least December 31, 2005 for SOS customers. The IUB would be able to terminate SOS if it were to determine several conditions existed, including, most importantly, that effective competition existed such that regulation was no longer necessary.
If the IUB continues SOS past December 31, 2005, then prices would be based upon competitive bids. There are no price protections for non-residential customers with usage greater than 75,000 KWH annually, with the exception of transitional service. Transitional service would exist for no longer than one year, until October 1, 2003, at prices the IUB determines to be "just and reasonable." Currently existing automatic fuel adjustment clauses for recovery of fuel costs would be eliminated no later than October 2002. A "nuclear-only" fuel adjustment would be permitted with increased prices effective if an electric company's nuclear plant is not operational due to exogenous factors.

Transition or stranded cost is the difference between the revenues that would have been collected pursuant to an electric company's revenue requirement existing as of January 1, 2000, and market prices for the period 2002 through 2005. These differences would be afforded 80% recovery in the first twelve months of choice, with 70%, 60%, and 50% in each subsequent twelve-month period. Effective October 1, 2006, transition cost recovery would end. In lieu of accepting this transition cost recovery mechanism, an electric utility would be entitled under the proposed legislation to elect to divest itself of its generation assets, including power supply contracts. In such case, the utility would be given an opportunity to be "made whole" for recovery of embedded costs with the possibility for shareowners to retain 50% of the amount realized from the sale of the assets beyond the sum of depreciated book value and unfunded decommissioning. A divestiture plan would be filed with the IUB no later than January 1, 2001, with IUB approval or modification by July 1, 2001. The utility would have until September 30, 2001 to revoke its election.

Costs of start-up, including computer systems and employee transition costs, would be recoverable over a ten-year period, as approved by the IUB. The difference between regulatory assets and liabilities would be fully recoverable as a delivery charge. Nuclear decommissioning costs would be fully recoverable. While Alliant Energy supports the proposed legislation in its current form, it is unable to predict if this legislation will be enacted in 2000, what modifications, if any, may be made to the proposed bill or what actions Alliant Energy may take in response to the legislation should it be enacted.

In the first quarter of 1999, the IUB conducted workshops concerning the unbundling of natural gas rates for all Iowa customers as well as allowing choice of the supplier of the natural gas for the small volume natural gas customers. IESU's and IPC's natural gas costs are a "flow-through cost item" in that they are automatically reflected in future billings to customers.
Such collections are reconciled on an annual basis to ensure that they neither over- nor under-collect their actual gas commodity costs. Consequently, Alliant Energy does not currently realize any margins or income with respect to its provision of the gas commodity. Alliant Energy expects to continue to be made whole for such gas costs if the gas rates are unbundled. Even if Alliant Energy's gas commodity sales were to decline in a customer choice environment, its margins and income would not be expected to be impacted by such decreases in commodity sales. The delivery function of Alliant Energy's gas business in Iowa will likely continue to be regulated on a cost of service basis, as currently is the case. As a result, assuming no significant change in the regulatory posture, the delivery function would continue to generate comparable margins and income to that currently generated, regardless of what entity provides the gas commodity to the customer. On March 3, 2000, the IUB issued an order indicating that the IUB prefers to allow each utility to design a tariff in order to remove barriers to a competitive option for small volume customers. The IUB will also seek comments from the utility companies before approving any tariff filings.

Wisconsin - WP&L is subject to regulation by the PSCW.  The PSCW's inquiries
---------
into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW regarding natural gas service is "to accommodate competition but not create it." The PSCW has followed a measured approach to restructuring the natural gas industry in Wisconsin. The PSCW has determined that customer classes will be deregulated (i.e., the gas utility would no longer have an obligation to procure gas commodity for customers, but would still have a delivery obligation) in a step-wise manner, after each class has been demonstrated to have a sufficient number of gas suppliers available. The short-term goals of the PSCW's electric restructuring process are to ensure reliability of the state's electric system and development of a robust wholesale electric market. The long-term goal is to establish prerequisite safeguards to protect customers prior to allowing retail customer choice. There are no other restructuring working groups currently active in Wisconsin.

In May 1998, the PSCW reactivated Docket No. 05-BU-101 with the objective of examining the degree of separation which should be required as a matter of policy between utility and non-utility activities involving the various state utilities. Final hearings were held in February 2000 and the PSCW ruled that utilities can continue to offer non-utility services to customers and affiliates and that utilities must continue to fully allocate their costs to such non-utility activities.

It is anticipated that there will be legislative proposals introduced in the 2001-2002 legislative session on issues dealing with restructuring of the electric utility industry. It is not possible to predict at this time the scope or the possibility of enactment of such proposals.

"Reliability 2000" legislation was enacted in Wisconsin in 1999. This legislation included, among other items, a relaxation of the non-utility asset limitations included in the WUHCA and the formation of a Wisconsin transmission company for those Wisconsin utility holding companies who elect to take advantage of the new asset cap law. Alliant Energy has agreed to contribute WP&L's transmission assets to the transmission company (American Transmission Company, or ATC) in exchange for an equity interest in ATC. WP&L made several federal and state regulatory filings and commitments in the fourth quarter of 1999 relating to its participation in ATC.

ATC's sole business will be to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC will plan, construct, operate, maintain and expand transmission facilities it will own to provide for adequate and reliable transmission of power. It will provide comparable service to all customers, including Alliant Energy, and it will support effective competition in energy markets without favoring any market participant. Formation of the company will require federal and state regulatory approvals. ATC will be regulated by FERC for all rate terms and conditions of service. ATC will be a transmission-owning member of the Midwest ISO and will transfer operational control of the transmission systems to the Midwest ISO.

ATC will be a public utility, as defined under Wisconsin law, with a board of directors comprised of one representative from each utility having at least a 10% ownership interest in ATC. Smaller utilities could combine their transmission assets with others to reach the minimum level for board membership. In addition, the shareowners of ATC will select four at-large directors that can not be employed or engaged in energy businesses.

The PSCW has not yet determined the exact scope of the assets that must be transferred to the ATC. Pending the final determination by the PSCW, WP&L estimates it will transfer approximately $150 million in plant assets at net book value to the ATC when it becomes operational in late 2000. Alliant Energy is also reviewing the possible contribution of IESU's and IPC's transmission assets to ATC as well. Alliant Energy estimates the net book value of such plant assets to approximate $220 million. While Alliant Energy will realize its proportionate share of ATC's earnings, it is not yet known what the overall financial impact of Alliant Energy's participation in ATC will be.

Minnesota - IPC is subject to regulation by the MPUC.  The MPUC established an
---------
Electric Competition Working Group in April 1995. On October 28, 1997, the Working Group issued a report and recommendations on retail competition. The MPUC reviewed the report and directed its staff to develop an electric utility restructuring plan and timeline. The MPUC has recently solicited comments on restructuring principles from stakeholders in the process. It does not appear that any comprehensive restructuring legislation will be passed in 2000. The MPUC has also initiated Docket E-999/CI-1261 to investigate the appropriate classification of transmission assets in Minnesota.

Illinois - WP&L and IPC are subject to regulation by the ICC.  In December
--------
1997, the State of Illinois passed electric deregulation legislation requiring customer choice of electric suppliers for non-residential customers with loads of four MW or larger and for approximately one-third of all other non-residential customers starting October 1, 1999. All remaining non-residential customers will be eligible for customer choice beginning

December 31, 2000 and all residential customers will be eligible for customer choice beginning May 1, 2002. The new legislation is not expected to have a significant impact on Alliant Energy's financial condition or results of operations given the relatively small size of Alliant Energy's Illinois operations. As of December 31, 1999, no eligible Alliant Energy customer had selected another electric supplier.

Accounting Implications
Each of the utilities complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they currently meet the requirements of SFAS 71 and will continue to monitor and assess this as the various utility industry restructuring initiatives progress.

Positioning for a Competitive Environment
Alliant Energy and its subsidiaries cannot currently predict the long-term consequences of the competitive and restructuring issues described above on their financial condition or results of operations. The major objective is to allow the company to compete successfully in a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, forming strategic alliances with other energy-related businesses, continuing to offer quality customer service, initiating ongoing cost reductions and productivity enhancements and developing new products and services.

As competitive forces shape the energy-services industry, energy providers are being challenged to increase growth and profits. Because Alliant Energy expects consumption of electricity and natural gas to grow only modestly within Alliant Energy's domestic utility service territories, Alliant Energy has entered several energy-services markets that it expects will provide opportunities for new sources of growth. Alliant Energy, through its subsidiary Resources, has established new distinct platforms to complement its existing non-regulated investments, which are designed to meet customer needs. These platforms and existing investments include:

      Investments: Resources' existing investments include an oil and gas
      -----------
      production company, a short-line railroad, a barge company, an affordable housing company, various real estate joint ventures and an equity stake in an independent telecommunications provider.
      International: International is a partner in developing, or seeking to
      -------------
      develop, energy generation and infrastructure in New Zealand, Australia, China, Mexico and Brazil, markets which have been selected because of their growth potential.
      Industrial Services: ISCO is a provider of energy and environmental
      --------------------
      services designed to maximize productivity for industrial and large commercial customers. This platform consists of four units: Energy Planning; Energy Management; Energy Applications, which provides facilities-based and commodities-based energy solutions; and RMT, Inc., an environmental management and engineering firm with offices throughout the U.S. and the United Kingdom.
      Cargill-Alliant: Alliant Energy has an energy-trading joint venture with
      ---------------
      Cargill that combines the risk-management and commodity trading expertise of Cargill with Alliant Energy's low-cost electricity generation and transmission business experience. Cargill-Alliant officially began operations in 1997 and has an initial term though October 2002. The term automatically renews for successive five-year periods unless either party notifies the other at least one year prior to the then expiring term.
      Mass Markets: Resources is a provider of products and services designed
      -------------
      to meet the comfort, security and productivity needs of residential and small commercial customers. Resources currently offers home appliance and furnace warranties and a variety of home energy, safety and security products through its "Power House" catalog. Such products are marketed directly to customers, through the mail with the catalog and over the Internet. Resources expects to continue pursuing opportunities in these markets, which it believes has a growth potential as industry deregulation allows more customers to choose their energy suppliers in an open market.

Alliant Energy believes that each of these platforms provide prospects for growth both individually and collectively as the competitive energy-services marketplace evolves. Alliant Energy expects that these strategies will contribute significantly to its annual earnings growth target of 4-6% from its business operations. Resources is expected to contribute 25% of such earnings within the next 3-5 years.

                      ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Alliant Energy's earnings for each of the last three years were as
--------
follows (in thousands, except per share amounts):



                                                                1999              1998               1997
                                                            --------------    -------------     --------------
Net income                                                     $196,581          $96,675           $144,578
Average number of common shares outstanding                      78,352           76,912             76,210
Earnings per average common share (basic and diluted)             $2.51            $1.26              $1.90
Pre-tax merger expenses                                            --            $54,045             $2,448

The significant increase in Alliant Energy's 1999 earnings compared to 1998 was due to increased earnings from non-regulated operations of $0.60 per share (of which $0.32 per share was attributable to sales of McLeod stock), higher electric and natural gas margins from utility operations and lower utility operation and maintenance expenses. Higher depreciation (excluding hedge losses in WP&L's nuclear decommissioning trust fund) and interest expenses partially offset these items. The 1998 results also included approximately $54 million of pre-tax merger-related expenses ($0.45 per share).

The 1999 utility earnings were $161.1 million ($2.06 per share) compared to $109.5 million ($1.42 per share) for 1998. The increase in utility earnings resulted primarily from higher electric and natural gas margins ($0.24 and $0.04 per share, respectively), lower operation and maintenance expenses ($0.09 per share) and income realized from weather hedges ($0.04 per share). Higher depreciation (excluding hedge losses in WP&L's nuclear decommissioning trust fund) and interest expenses ($0.10 and $0.02 per share, respectively) and a higher effective income tax rate ($0.02 per share) partially offset these items. The 1998 utility results included approximately $0.42 per share of merger-related expenses.

Resources reported net income of $37.8 million ($0.48 per share) in 1999 compared to a net loss of $8.9 million (($0.12) per share) for 1998. The 1999 earnings included gains realized from several asset sales, including approximately 7% of Alliant Energy's investment in McLeod ($0.32 per share), oil and gas properties at Whiting ($0.08 per share) and certain New Zealand electric distribution investments ($0.05 per share). Earnings from Alliant Energy's electricity trading joint venture ($0.06 per share), improved operating results from Whiting ($0.03 per share) and improved earnings from Alliant Energy's other non-regulated businesses ($0.03 per share) also contributed to the increased earnings. The 1998 results for Resources also included merger-related expenses ($0.03 per share).

The 1998 utility earnings were $109.5 million compared to $152.5 million for 1997. The decrease in 1998 utility earnings resulted primarily from merger-related expenses, higher purchased-power and transmission costs at WP&L, a 15.7% decrease in retail natural gas sales largely due to milder weather conditions in 1998 compared to 1997, a $9 million regulatory asset write-off at IESU, increased expenses for Year 2000 readiness efforts, higher insurance-related expenses and increased depreciation expenses. These decreases were partially offset by a 2% increase in retail electricity sales volumes, largely due to continued economic growth within Alliant Energy's service territory, lower purchased-power capacity costs at IESU and IPC, reduced employee benefits costs and lower costs in 1998 due to merger-related operating efficiencies. A loss incurred on the disposition of an investment in 1997 at IESU also enhanced the 1998 earnings compared to 1997.

Resources reported net losses of $8.9 million and $4.0 million in 1998 and 1997, respectively. The increased loss in 1998 was due to merger-related expenses, lower oil and gas prices at Whiting, continuing expenses for new business development in international and domestic markets, higher interest expense to fund Alliant Energy's growth and a modest loss from Alliant Energy's electricity trading joint venture. A tax benefit realized in 1997 from a donation of securities to Alliant Energy's charitable foundation also contributed to the lower earnings in 1998 compared to 1997. Increased earnings from Alliant Energy's industrial services businesses as well as gains realized on asset sales partially offset these items.

Electric Utility Operations - Electric margins and MWH sales for Alliant
----------------------------
Energy for 1999, 1998 and 1997 were as follows:


                                        Revenues and Costs                                   MWHs Sold
                                          (in thousands)                                  (in thousands)
                        --------------------------------------------------- --------------------------------------------
                            1999         1998        *        1997      **     1999      1998       *      1997     **
                        ------------ ------------ ------- ----------- ----- --------- ---------  ------- -------- ------
Residential                $541,714     $532,676      2%    $521,574    2%     7,024     6,826       3%    6,851    --
Commercial                  329,487      317,704      4%     307,941    3%     5,260     4,943       6%    4,844     2%
Industrial                  476,140      477,241      --     455,912    5%    13,036    12,718       3%   12,320     3%
                        ------------ ------------         -----------       --------- ---------          --------
   Total from ultimate
      customers           1,347,341    1,327,621      1%   1,285,427    3%    25,320    24,487       3%   24,015     2%
Sales for resale            155,801      199,128   (22%)     192,346    4%     5,566     7,189    (23%)    6,768     6%
Other                        45,796       40,693     13%      37,980    7%       162       158       3%      161   (2%)
                        ------------ ------------         -----------
                                                                            --------- ---------          --------
   Total revenues         1,548,938    1,567,442    (1%)   1,515,753    3%    31,048    31,834     (2%)   30,944     3%
                                                                            ========= =========          ========
Electric production
   fuels expense            247,136      283,866   (13%)     265,105    7%
Purchased power
   expense                  255,446      255,332    --       256,306   --
                        ------------ ------------         -----------
   Margin                $1,046,356   $1,028,244      2%    $994,342    3%
                        ============ ============         ===========

*  Reflects the % change from 1998 to 1999.
** Reflects the % change from 1997 to 1998.

Electric margin increased $18.1 million, or 2%, and $33.9 million, or 3%, for 1999 and 1998, respectively. The 1999 increase was primarily due to separate $15 million annual rate adjustments implemented at WP&L in July 1998 and March 1999 to recover higher purchased-power and transmission costs, a favorable $9 million change in estimate of Alliant Energy's utility services rendered but unbilled at month-end based on refinements made to Alliant Energy's estimation process in 1999 and an increase in retail sales of 3% due to more favorable weather conditions and economic growth in the service territory. Partially offsetting these increases were reduced recoveries of approximately $14 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, lower sales to off-system and wholesale customers, higher purchased-power capacity costs in Iowa and $3.2 million of revenues collected from WP&L customers in 1998 for a surcharge related to Kewaunee.
The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation expense). The lower sales to off-system and wholesale customers were primarily due to lower wholesale customer contractual commitments and transmission constraints.

The increase in electric margin for 1998 was primarily due to the increased recovery of $26 million of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, reduced purchased-power capacity costs at IESU and IPC, higher sales volumes to retail customers and WP&L's reliance on more costly purchased-power in the first six months of 1997 due to various power plant outages, particularly Kewaunee. The increased sales volumes were primarily due to continued economic growth within the Alliant Energy service territory. These increases were partially offset by a lower margin at WP&L and a rate decrease implemented at IPC in 1997. The lower margin at WP&L was due to the regulatory lag associated with the rate recovery of higher purchased-power and transmission costs, a rate decrease implemented in 1997 and lower off-system sales income.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings (see Note 1(j) of the "Notes to Consolidated Financial Statements" for discussion of the EAC).

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for
----------------------
1999, 1998 and 1997 were as follows:

                                     Revenues and Costs                                  Dekatherms Sold
                                       (in thousands)                                     (in thousands)
                      --------------------------------------------------  -----------------------------------------------
                         1999       1998       *       1997        **       1999      1998      *       1997       **
                      ----------- ---------- ------ -----------  -------  --------- --------- ------- ---------- --------
Residential             $185,090   $175,603     5%    $225,542   (22%)      30,309    28,378      7%     33,894    (16%)
Commercial                89,118     85,842     4%     115,858   (26%)      18,349    17,760      3%     21,142    (16%)
Industrial                21,855     20,204     8%      27,393   (26%)       5,963     5,507      8%      6,217    (11%)
Transportation/other      18,256     13,941    31%      25,114   (44%)      46,954    52,389   (10%)     56,719     (8%)
                      ----------- ----------        -----------
                                                                          --------- ---------         ----------
   Total revenues        314,319    295,590     6%     393,907   (25%)     101,575   104,034    (2%)    117,972    (12%)
                                                                          ========= =========         ==========
Cost of gas sold         180,519    166,453     8%     259,222   (36%)
                      ----------- ----------        -----------
   Margin               $133,800   $129,137     4%    $134,685    (4%)
                      =========== ==========        ===========

*  Reflects the % change from 1998 to 1999.
** Reflects the % change from 1997 to 1998.

Gas margin increased $4.7 million, or 4%, and decreased $5.5 million, or 4%, for 1999 and 1998, respectively. The 1999 increase was primarily due to higher retail sales due to customer growth and more favorable weather conditions in 1999. The sales increase was partially offset by decreased recoveries of $2.6 million from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation expense). Refer to "Interest Expense and Other" for a discussion of income realized from two gas weather hedges at WP&L in 1999. The decrease in gas margin in 1998 was primarily due to a 12% decrease in Dth sales, largely due to milder weather, and a rate reduction implemented in April 1997 at WP&L. An increase in revenues of $6.3 million from the recovery of energy efficiency expenditures in Iowa and gas cost adjustments at IPC partially offset the sales decrease.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold (see Note 1(j) of the "Notes to Consolidated Financial Statements" for a discussion of the PGA).

Non-regulated and Other Revenues - Non-regulated and other revenues for 1999,
--------------------------------
1998 and 1997 were as follows (in millions):

                             1999       1998       1997
                           ---------  ---------  ---------
ISCO                         $196      $127        $245
Oil and gas (Whiting)          63        65          69
Steam                          28        27          29
Transportation                 22        22          21
Other                          26        27          27
                           ---------  ---------  ---------
                             $335      $268        $391
                           =========  =========  =========

The revenues for ISCO increased significantly in 1999 primarily due to the second quarter 1999 acquisition of an oil gathering and transportation business in Texas and increased demand for environmental and engineering services. Such increases were partially offset by reduced activity in the energy marketing business. The revenues for ISCO declined significantly in 1998 compared to 1997 primarily due to decreased low-margin gas marketing activities and the transfer of the electricity trading business to the Cargill joint venture in July 1997. Alliant Energy's investment in the joint venture is accounted for under the equity method of accounting.

Other  Operating  Expenses - Other  operation  expenses for 1999,  1998 and 1997
--------------------------
were as follows (in millions):

                                   1999        1998        1997
                                ----------  ---------   ---------
Utility - IESU / WP&L / IPC        $366       $421         $358
ISCO                                183        117          239
Oil and gas (Whiting)                35         38           40
Transportation                        8          8            8
Other                                32         36           37
                                ----------  ---------   ---------
                                   $624       $620         $682
                                ==========  =========   =========

Other operation expenses at the utility subsidiaries decreased $55 million in 1999 primarily due to the nonrecurrence of $34 million of merger-related expenses incurred in 1998, lower energy efficiency expenses of $17 million in Iowa, a 1998 write-off of $9 million of certain employee benefits related regulatory assets at IESU, decreased transmission and distribution expenses, lower operating costs at Alliant Energy's generating plants, reduced insurance-related expenses and lower costs in 1999 due to merger-related operating efficiencies. The merger-related expenses were primarily for employee retirements ($15 million), separations ($13 million) and relocations ($4 million). These decreases were partially offset by higher costs for employee incentive compensation, energy conservation expense at WP&L and employee benefits.

Other operation expenses at ISCO increased $66 million in 1999 primarily due to expenses associated with the acquisition of the oil gathering and transportation business and the increased demand for environmental and engineering services, partially offset by lower operation expenses in the energy marketing business. Other operation expenses at ISCO decreased $122 million in 1998 primarily due to the formation of the Cargill joint venture.

Other operation expenses at the utility subsidiaries increased $63 million in 1998 primarily due to the merger-related expenses, increased energy efficiency expenses in Iowa, the regulatory asset write-off at IESU, higher administrative and general expenses at WP&L, higher insurance-related expenses and increased expenses for Year 2000 readiness efforts. The increase was partially offset by reduced employee benefit expenses, reduced energy conservation expense at WP&L, lower costs resulting from merger-related operating efficiencies and reduced nuclear operation expenses at IESU. The regulatory asset write-off resulted from IESU assessing in the fourth quarter of 1998 how certain employee benefit costs were recovered in the rate making process in Iowa. Based on such review, IESU concluded it could no longer meet the required "probable" standard for SFAS 71.

The 1999 decrease in maintenance expenses was primarily due to reduced nuclear and transmission and distribution maintenance expenses. Such decreases were partially offset by increased expenses for Alliant Energy's Year 2000 readiness program and higher expenses at Alliant Energy's fossil-fueled generating plants. Maintenance expenses were flat in 1998 primarily due to reduced expenses at fossil-fueled plants, which were virtually offset by increased maintenance at the nuclear plants.

Depreciation and amortization expense decreased $0.4 million and increased $19.8 million in 1999 and 1998, respectively. The 1999 decrease was primarily due to reduced earnings in WP&L's nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net"), lower depletion expense at Whiting and the $3.2 million Kewaunee surcharge in 1998 at WP&L (recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no earnings impact). These items were largely offset by increases in depreciation expense due to utility property additions. The increase in 1998 was due to utility property additions and the Kewaunee surcharge.

Interest Expense and Other - Interest expense increased $6.9 million and $6.8
--------------------------
million in 1999 and 1998, respectively, due to higher utility and non-regulated borrowings. Also contributing to the 1999 increase was higher nuclear decommissioning trust fund interest expense at IESU, which was offset entirely in "Miscellaneous, net." Contributing to the 1998 increase was an adjustment to decrease interest expense in 1997 relating to a tax audit settlement at WP&L.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the nuclear decommissioning funds at both WP&L and IESU. In accordance with their respective regulatory requirements, the corresponding offset is recorded through depreciation expense at WP&L and interest expense at IESU.

Alliant Energy sold approximately 7% (1.4 million shares, as adjusted for McLeod's 2-for-1 stock split in July 1999) of its investment in McLeod in 1999, resulting in pre-tax gains of approximately $40 million.

Miscellaneous, net income increased $35.2 million and decreased $13.2 million in 1999 and 1998, respectively. The 1999 increase was due to the following factors:

(a) $17 million of merger-related expenses incurred in 1998 for the services of Alliant Energy's advisors and costs related to Alliant Energy's merger-related name change.
(b) Gains of $10 million and $6 million realized from the sales of several oil and gas properties at Whiting and certain New Zealand electric distribution investments, respectively.
(c) A $7 million increase in pre-tax earnings from Alliant Energy's electricity trading joint venture.
(d)   $5 million of income realized from weather hedges at WP&L.  Refer to
      Note 11(d) of the "Notes to Consolidated Financial Statements" for a further discussion.
(e) These items were partially offset by a decrease of $11 million in earnings on Alliant Energy's nuclear decommissioning trust funds.

The 1998 decrease in miscellaneous, net income was due to the merger-related expenses and a modest loss from Alliant Energy's electricity trading joint venture, partially offset by gains on asset sales in 1998. The 1997 results also included a loss incurred on the disposition of an investment at IESU.

Income  Taxes - The  effective  income tax rates for Alliant  Energy were 37.2%,
-------------
36.0% and 35.1% in 1999, 1998 and 1997, respectively. See Note 6 of the "Notes to Consolidated Financial Statements" for a discussion of the changes.

                           IESU RESULTS OF OPERATIONS

Overview - IESU's earnings available for common stock increased $4.5 million
---------
and $3.1 million in 1999 and 1998, respectively. The increased earnings for 1999 were primarily due to $17 million of merger-related expenses in 1998, a $9 million regulatory asset write-off in 1998, a change in estimate of IESU's unbilled revenues and reduced maintenance expenses. Such increases were partially offset by higher depreciation and amortization expense, increased administrative and general expenses and a higher effective income tax rate. The increased earnings for 1998 were primarily due to a 2% increase in retail electric sales volumes, largely due to continued economic growth in IESU's service territory, lower purchased-power capacity costs, reduced employee benefits costs and lower costs in 1998 due to merger-related operating efficiencies. A loss incurred on the disposition of an investment in 1997 also improved 1998 earnings compared to 1997. Partially offsetting the higher 1998 earnings were merger-related expenses, the regulatory asset write-off described above, decreased retail natural gas sales resulting from milder weather, increased depreciation and amortization expenses and increased expenses for Year 2000 readiness efforts.

Electric Utility Operations - Electric margins and MWH sales for IESU for
---------------------------
1999, 1998 and 1997 were as follows:

                                       Revenues and Costs                                    MWHs Sold
                                         (in thousands)                                   (in thousands)
                        --------------------------------------------------  --------------------------------------------
                           1999        1998        *        1997      **      1999      1998      *       1997      **
                        ----------  ----------  ------- ----------- ------  -------- --------- -------  --------  ------
Residential              $230,422    $232,662     (1%)    $227,496     2%     2,685     2,661      1%     2,682    (1%)
Commercial                176,251     168,672       4%     162,626     4%     2,658     2,465      8%     2,378      4%
Industrial                181,740     181,369      --      177,890     2%     5,072     4,872      4%     4,743      3%
                        ----------  ----------          -----------         -------- ---------          --------
   Total from ultimate
      customers           588,413     582,703       1%     568,012     3%    10,415     9,998      4%     9,803      2%
Sales for resale           28,479      45,453    (37%)      25,719    77%     1,392     1,763   (21%)       794    122%
Other                      11,058      11,267     (2%)      10,539     7%        40        42    (5%)        43    (2%)
                        ----------  ----------          -----------
                                                                            -------- ---------          --------
   Total revenues         627,950     639,423     (2%)     604,270     6%    11,847    11,803     --     10,640     11%
                                                                            ======== =========          ========
Electric production
   fuels expense           80,079      99,362    (19%)      92,891     7%
Purchased power
  expense                  82,402      71,637      15%      74,098   (3%)
                        ----------  ----------          -----------
   Margin                $465,469    $468,424     (1%)    $437,281     7%
                        ==========  ==========          ===========

*  Reflects the % change from 1998 to 1999.
** Reflects the % change from 1997 to 1998.

Electric margin decreased $3.0 million, or 1%, and increased $31.1 million, or 7%, for 1999 and 1998, respectively. The 1999 decrease was primarily due to reduced recoveries of approximately $4 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs and increased purchased-power capacity costs. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation expense). Sales for resale decreased significantly in 1999 primarily due to various resale customers of IESU selecting another utility as their electricity provider effective in early 1999. The loss of such customers has not had a material impact on IESU's electric margins. Sales to retail customers increased primarily due to continued economic growth in IESU's service territory and more favorable weather conditions. The 1999 electric margin also benefited from a favorable $5 million change in estimate of IESU's utility services rendered but unbilled at month-end based on refinements made to IESU's estimation process in 1999.

The 1998 increase was primarily due to the increased recovery of approximately $15 million of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, increases in sales volumes to retail customers due to economic growth in the service territory and reduced purchased-power capacity costs. Sales for resale increased significantly for 1998 as a result of the implementation of a merger-related joint sales agreement during the second quarter of 1998 (off-system sales revenues are passed through IESU's energy adjustment clause and therefore have no impact on electric margin). Refer to "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the EAC.

Gas Utility  Operations - Gas margins and Dth sales for IESU for 1999,  1998 and
----------------------
1997 were as follows:

                                    Revenues and Costs                               Dekatherms Sold
                                      (in thousands)                                  (in thousands)
                      ------------------------------------------------  -------------------------------------------
                        1999      1998       *       1997        **      1999     1998      *      1997      **
                      --------- ---------  ------ -----------  -------  -------  -------  ------- -------- --------
Residential            $88,302   $86,821      2%    $110,663    (22%)   13,778   13,803     --     16,317    (15%)
Commercial              40,459    39,928      1%      54,383    (27%)    8,077    8,272     (2%)    9,602    (14%)
Industrial              11,543    10,422     11%      13,961    (25%)    3,291    3,089       7%    3,318     (7%)
Transportation/other     5,521     4,108     34%       4,510     (9%)   10,236   11,316    (10%)   10,321      10%
                      --------- ---------         -----------
                                                                        -------  -------          --------
   Total revenues      145,825   141,279      3%     183,517    (23%)   35,382   36,480     (3%)   39,558     (8%)
                                                                        =======  =======          ========
Cost of gas sold        88,308    84,642      4%     126,631    (33%)
                      --------- ---------         -----------
   Margin              $57,517   $56,637      2%     $56,886     --
                      ========= =========         ===========

*  Reflects the % change from 1998 to 1999.
** Reflects the % change from 1997 to 1998.

Gas margin increased $0.9 million, or 2%, and decreased $0.2 million for 1999 and 1998, respectively. The 1999 increase was primarily due to increased retail sales from more favorable weather conditions in 1999. The decrease in 1998 was primarily from reduced sales as a result of milder weather, which was substantially offset by the increased recovery of $4.2 million of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation expenses).

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold. Refer to Alliant Energy's Note 1(j) of the "Notes to Consolidated Financial Statements" for discussion of the PGA.

Other Operating Expenses - IESU's other operation expenses decreased $13.5
------------------------
million and increased $26.5 million for 1999 and 1998, respectively. The 1999 decrease was primarily due to $10.5 million of merger-related expenses in 1998, a $9 million regulatory asset write-off in 1998, a $4 million decrease in energy efficiency expenses and merger-related operating efficiencies realized in 1999. The merger-related expenses were primarily for employee retirements, separations and relocations. The regulatory asset write-off resulted from IESU assessing in the fourth quarter of 1998 how certain employee benefit costs were recovered in the rate making process in Iowa. Based on such review, IESU concluded it could no longer meet the required "probable" standard for SFAS 71. Such decreases were partially offset by increased costs for employee incentive compensation and higher employee benefit costs. The 1998 increase was primarily due to higher merger-related expenses, increased energy efficiency expenses, the regulatory asset write-off mentioned above and increased Year 2000 readiness costs. These items were partially offset by lower nuclear operation expenses, reduced employee pension and benefit costs and lower costs resulting from merger-related operating efficiencies.

Maintenance expenses decreased $3.5 million and $1.8 million in 1999 and 1998, respectively. The decrease in 1999 was primarily due to reduced nuclear maintenance expenses and lower transmission and distribution maintenance expenses, partially offset by increased Year 2000 readiness costs and higher fossil-fueled maintenance expenses. The decrease in 1998 was due to reduced fossil-fueled maintenance expenses, which were partially offset by higher nuclear maintenance expenses.

Depreciation and amortization expenses increased $7.1 million and $4.2 million for 1999 and 1998, respectively, primarily due to property additions and amortization of software.

Interest Expense and Other - Interest expense decreased $0.5 million and $0.4
--------------------------
million in 1999 and 1998, respectively. The 1999 decrease was primarily due to lower average amounts of debt outstanding which was partially offset by higher nuclear decommissioning trust fund interest expense, which was offset entirely in "Miscellaneous, net."

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as interest expense.

Miscellaneous, net income increased $6.4 million and decreased $0.3 million for 1999 and 1998, respectively. The increase in 1999 resulted primarily from $6.0 million of merger-related expenses in 1998 and higher nuclear decommissioning trust fund earnings, which were partially offset by a gain on an asset sale in 1998. The 1998 decrease resulted primarily from merger-related expenses, which were substantially offset by the loss incurred on disposition of an investment in 1997 and a gain on an asset sale in 1998.

Income Taxes - The effective income tax rates were 42.6%, 40.1% and 41.8% in
------------
1999, 1998 and 1997, respectively. See Note 6 of the "Notes to Consolidated Financial Statements" for a discussion of the changes.

                           WP&L RESULTS OF OPERATIONS

Overview - WP&L's earnings available for common stock increased $35.3 million
---------
and decreased $35.7 million in 1999 and 1998, respectively. The increased earnings for 1999 were primarily due to $17.3 million of merger-related expenses in 1998, higher electric and natural gas margins, reduced other operation and maintenance expenses and income realized from weather hedges. Such increases were partially offset by increased depreciation and amortization expense (excluding hedge losses in WP&L's nuclear decommissioning trust fund) and higher interest expense. The decreased earnings for 1998 were primarily due to merger-related expenses, higher purchased-power and transmission costs, higher depreciation and amortization expenses, decreased retail natural gas sales largely due to milder weather, higher insurance-related expenses, higher interest expense and a higher effective tax rate. These decreases were partially offset by a 3% increase in retail electric sales volumes, largely due to continued economic growth in the service territory, reduced employee pension and benefit costs and lower costs in 1998 due to merger-related operating efficiencies.

Electric Utility Operations - Electric margins and MWH sales for WP&L for
---------------------------
1999, 1998 and 1997 were as follows:

                                        Revenues and Costs                                  MWHs Sold
                                          (in thousands)                                  (in thousands)
                        --------------------------------------------------- -------------------------------------------
                          1999        1998       *        1997       **      1999     1998      *      1997       **
                        ----------  ---------- ------- ----------- -------- -------- -------- ------- --------  -------
Residential              $213,496    $198,770      7%    $199,633    --       3,111    2,964      5%    2,974     --
Commercial                116,947     108,724      8%     107,132       1%    1,980    1,898      4%    1,878       1%
Industrial                171,118     162,771      5%     152,073       7%    4,570    4,493      2%    4,256       6%
                        ----------  ----------         -----------          -------- --------         --------
   Total from ultimate
      customers           501,561     470,265      7%     458,838       2%    9,661    9,355      3%    9,108       3%
Sales for resale          102,751     128,536   (20%)     160,917    (20%)    3,252    4,492   (28%)    5,824    (23%)
Other                      22,295      15,903     40%      14,388      11%       54       59    (8%)       60     (2%)
                        ----------  ----------         -----------
                                                                            -------- --------         --------
   Total revenues         626,607     614,704      2%     634,143     (3%)   12,967   13,906    (7%)   14,992     (7%)
                                                                            ======== ========         ========
Electric production
   fuels expense          110,521     120,485    (8%)     116,812       3%
Purchased power expense   107,598     113,936    (6%)     125,438     (9%)
                        ----------  ----------         -----------
   Margin                $408,488    $380,283      7%    $391,893     (3%)
                        ==========  ==========         ===========

*  Reflects the % change from 1998 to 1999.
** Reflects the % change from 1997 to 1998.

Electric margin increased $28.2 million, or 7%, and decreased $11.6 million, or 3%, during 1999 and 1998, respectively. The 1999 increase was primarily due to separate $15 million annual rate adjustments implemented at WP&L in

July 1998 and March 1999 to recover higher purchased-power and transmission costs. An increase in retail sales of 3% due to more favorable weather and economic growth within WP&L's service territory also contributed to the increase. Partially offsetting the 1999 increase were lower sales to off-system and wholesale customers due to transmission constraints and decreased contractual commitments and $3.2 million of revenues collected in 1998 for a surcharge related to Kewaunee.

The 1998 decline in margin was due to regulatory lag associated with rate recovery of higher purchased-power and transmission costs, a rate decrease of 2.4% implemented in April 1997 and lower off-system sales income. These items were partially offset by WP&L's reliance on more costly purchased-power in the first six months of 1997 due to various power plant outages, particularly Kewaunee, and a 3% increase in retail sales.

Gas Utility Operations - Gas margins and Dth sales for WP&L for 1999, 1998 and
----------------------
1997 were as follows:

                                     Revenues and Costs                            Dekatherms Sold
                                       (in thousands)                              (in thousands)
                       ----------------------------------------------- ----------------------------------------
                         1999      1998       *      1997        **     1999    1998      *     1997      **
                       --------- ---------- ------ ----------  ------- ------- -------- ------ -------  -------
Residential             $69,662    $65,173     7%    $84,513    (23%)  12,070   10,936    10%  12,770    (14%)
Commercial               35,570     33,898     5%     45,456    (25%)   7,771    7,285     7%   8,592    (15%)
Industrial                6,077      5,896     3%      8,378    (30%)   1,520    1,422     7%   1,714    (17%)
Transportation/other      9,461      6,770    40%     17,536    (61%)  13,237   12,948     2%  17,595    (26%)
                       --------- ----------        ----------
                                                                       ------- --------        -------
   Total revenues       120,770    111,737     8%    155,883    (28%)  34,598   32,591     6%  40,671    (20%)
                                                                       ======= ========        =======
Cost of gas sold         64,073     61,409     4%     99,267    (38%)
                       --------- ----------        ----------
   Margin               $56,697    $50,328    13%    $56,616    (11%)
                       ========= ==========        ==========

*  Reflects the % change from 1998 to 1999.
** Reflects the % change from 1997 to 1998.

Gas margin increased $6.4 million, or 13%, and declined $6.3 million, or 11%, during 1999 and 1998, respectively. The 1999 increase was due to increased sales resulting from customer growth of approximately 2% and more favorable weather conditions in 1999. The 1998 decrease was primarily due to a reduction in sales resulting from milder weather and an average retail rate reduction of 2.2% implemented in April 1997. Refer to Note 1(i) of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of an accounting change implemented in 1998. Refer to "Interest Expense and Other" for a discussion of income realized from two gas weather hedges in 1999.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" for a discussion of a gas cost adjustment mechanism in place at WP&L. The impact on the results of operations from such mechanism was not significant in any of the periods presented.

Other Operating Expenses - Other operation expenses decreased $17.2 million
------------------------
and increased $12.3 million for 1999 and 1998, respectively. The 1999 decrease was primarily due to $11.2 million of merger-related expenses in 1998 for employee retirements, separations and relocations, reduced insurance-related expenses, lower operating costs at WP&L's generating plants, lower transmission and distribution expenses and lower costs due to merger-related operating efficiencies. Such items were partially offset by increased costs for energy conservation, employee incentive compensation and employee benefits expenses. The 1998 increase was primarily due to merger-related expenses, higher insurance-related expenses and an increase in other administrative and general expenses. Such items were partially offset by reduced employee pension and benefits expenses, reduced conservation expense and lower costs from merger-related operating efficiencies.

Maintenance expenses decreased $4.3 million in 1999. The decrease was primarily due to lower nuclear expenses and reduced transmission and distribution maintenance expenses. Such decreases were partially offset by increased expenses associated with Year 2000 readiness efforts.

Depreciation and amortization expense decreased $6.2 million and increased $14.9 million for 1999 and 1998, respectively. The 1999 decrease was due to reduced earnings in the nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net") and the $3.2 million Kewaunee surcharge in 1998. These items were partially offset by the impact of property additions. The 1998 increase was due to property additions, higher Kewaunee depreciation (refer to "Liquidity and Capital Resources - Capital Requirements - Nuclear Facilities" for additional information) and the Kewaunee surcharge.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income is increased for earnings on the trust fund, which is offset in depreciation expense.

Interest Expense and Other - Interest expense increased $4.4 million and $4.0
--------------------------
million in 1999 and 1998, respectively. The 1999 increase was primarily due to higher short-term borrowings and the 1998 increase was primarily due to an adjustment to decrease interest expense in 1997 relating to a tax audit settlement and increased borrowings during 1998.

Miscellaneous, net income decreased $3.0 million and $2.7 million in 1999 and 1998, respectively. The 1999 decrease was primarily due to lower earnings on the nuclear decommissioning trust fund, partially offset by $6.1 million of merger-related expenses in 1998 and pre-tax income of $5 million recognized in 1999 associated with the settlement of gas weather hedges. See Note 11(d) of the "Notes to Consolidated Financial Statements" for additional information relating to the gas weather hedges. The 1998 decrease was primarily due to merger-related expenses, which was partially offset by higher earnings on the nuclear decommissioning trust fund.

Income Taxes - The effective income tax rates were 39.2%, 41.0% and 37.0% in
-------------
1999, 1998 and 1997, respectively. See Note 6 of the "Notes to Consolidated Financial Statements" for a discussion of the changes.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at Alliant Energy decreased $45 million for the year ended December 31, 1999, compared with the same period in 1998, primarily due to changes in working capital. Cash flows used for financing activities decreased $161 million for the year ended December 31, 1999, compared with the same period in 1998, primarily as a result of changes in the amount of debt outstanding. Cash flows used for investing activities increased $39 million for the year ended December 31, 1999, compared with the same period in 1998, due to increased levels of construction and acquisition expenditures, which were partially offset by increased proceeds from dispositions of assets.

Cash flows from operating activities at IESU decreased $44 million for the year ended December 31, 1999, compared with the same period in 1998, primarily due to changes in working capital. Cash flows used for financing activities increased $71 million for the year ended December 31, 1999, compared with the same period in 1998, due to increased common stock dividends in 1999 as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. Cash flows used for investing activities decreased $6 million for the year ended December 31, 1999, compared with the same period in 1998, due to decreased levels of construction expenditures.

Cash flows from operating activities at WP&L decreased $14 million for the year ended December 31, 1999, compared with the same period in 1998, primarily due to changes in working capital, partially offset by higher net income.
Cash flows used for financing activities decreased $34 million for the year ended December 31, 1999, compared with the same period in 1998, primarily due to a capital contribution of $30 million from Alliant Energy. Cash flows used for investing activities increased $17 million for the year ended December 31, 1999, compared with the same period in 1998, primarily due to increased construction expenditures.

Future Considerations
The capital requirements of Alliant Energy are primarily attributable to its utility subsidiaries' construction and acquisition programs, its debt maturities and business opportunities of Resources. It is anticipated that future capital requirements of Alliant Energy will be met by cash generated from operations, sale of investments and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. Alliant Energy's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact Alliant Energy's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

Alliant Energy had certain off-balance sheet financial guarantees and commitments outstanding at December 31, 1999. They generally consist of third-party borrowing arrangements and lending commitments, guarantees of financial performance of syndicated affordable housing properties and guarantees relating to Alliant Energy's electricity trading joint venture. Refer to Note 12(d) of the "Notes to Consolidated Financial Statements" for additional details.

Under PUHCA, certain investments of Alliant Energy in exempt wholesale generators and foreign utility companies are limited to 50% of Alliant
Energy's consolidated retained earnings. Alliant Energy is pursuing making the necessary regulatory filings requesting an increase in this limitation. Under WUHCA, there historically was an asset cap provision that had generally limited non-utility assets in a utility holding company to 25% of utility assets. This provision limited Alliant Energy's ability to make additional investments in its non-utility businesses. The Reliability 2000 legislation that was enacted in Wisconsin in 1999 provides Wisconsin utility holding companies significant asset cap relief once they meet certain conditions relating to the formation of a transmission company, as discussed in the "Utility Industry Outlook" section. Alliant Energy believes it has met all such conditions and is now operating under the new law. Under the provisions of the new law, assets related to the provision of various energy-related, environmental engineering and telecommunications services are no longer included in the calculation of either utility or non-utility assets.

Alliant Energy expects to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. Foreign investments may carry a higher level of risk than Alliant Energy's traditional domestic utility investments or Resources' domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others. It is anticipated that Alliant Energy will strive to select investments where the international and other risks are both understood and manageable. At December 31, 1999, Resources had approximately $198 million of investments in foreign entities. At December 31, 1999, IESU, WP&L and IPC did not have any foreign investments.

On February 1, 2000, Resources completed a private placement of exchangeable senior notes due 2030, which were issued in the original aggregate principal amount of $402.5 million. The exchangeable senior notes have an interest rate of 7.25% through February 15, 2003 and 2.5% thereafter. The exchangeable senior notes are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. Alliant Energy has agreed to fully and unconditionally guarantee the payment of principal and interest on the exchangeable senior notes. The proceeds will be used to repay commercial paper issued to capitalize Resources' wholly-owned exempt telecommunications company and, indirectly through an internal transfer of assets, to assist in funding the recent investment in Brazil, as well as for general corporate purposes.

The exchangeable senior notes may have certain accounting consequences for Alliant Energy that may affect reported earnings. As disclosed in Note 10 of the "Notes to Consolidated Financial Statements," Alliant Energy records its investment in McLeod stock at its fair value, with changes in fair value, net of income tax effects, recorded directly to the common equity section of the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." Any such changes in fair value are reflected in current earnings only at the time they are actually realized through a sale. However, applicable accounting rules require Alliant Energy to record in its Consolidated Statements of Income any increase or decrease in the settlement value (i.e., the amount payable upon maturity) of the exchangeable senior notes that results from changes in the market value of McLeod stock. The settlement value of the exchangeable senior notes at any point in time is generally (assuming no deferrals of interest payments) the higher of: (a) the original principal amount plus accrued interest less cash dividends or other distributions on the McLeod stock; or (b) the current market value of the shares of McLeod stock attributable to the exchangeable senior notes. Accordingly, any increase or decrease in the settlement value of the exchangeable senior notes will be recorded as subtractions from, or additions to, Alliant Energy's reported net income.

The market price of the McLeod stock has been volatile and has fluctuated over a wide range since the initial public offering. A significant increase in the market value of McLeod stock would significantly decrease Alliant Energy's reported net income. Similarly, a significant decrease in the market value of McLeod stock would significantly increase Alliant Energy's reported net income, subject to the condition that the settlement value of the exchangeable senior notes will not be reduced below the original principal amount plus accrued interest less cash dividends or other distributions on the McLeod stock. These increases and decreases in reported investment income in Alliant Energy's Consolidated Statements of Income will be non-cash in nature and will be reflected on Alliant Energy's Consolidated Balance Sheets as increases and decreases in long-term debt. Alliant Energy would recognize a non-cash charge to net income of approximately $3.3 million for each $1/share increase in McLeod's stock price above $77.23/share as relates to the 5.2 million shares of McLeod stock attributable to the exchangeable senior notes. This impact on earnings will be mitigated somewhat once Alliant Energy adopts SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as discussed further below.

Alliant Energy may choose to adopt SFAS 133 early. See "Other Matters - Accounting Pronouncements" for additional information relating to SFAS 133. SFAS 133 will require Alliant Energy to split the value of the exchangeable senior notes into a debt component and a derivative component. Any changes in the fair value of the derivative component subsequent to the SFAS 133 adoption date will be reflected as an increase or decrease in Alliant Energy's reported net income. At the date of initial adoption, SFAS 133 provides Alliant Energy a one-time ability to transfer any of Alliant Energy's available-for-sale securities, including a portion of its shares of McLeod stock, to the trading category. At the date of any such transfer from available-for-sale to trading, Alliant Energy would recognize in income the appreciation in the shares transferred. Although Alliant Energy is not required to hold a number of shares of McLeod stock equal to the number of exchangeable senior notes outstanding, if Alliant Energy does so and if Alliant Energy elects to make this transfer from available-for-sale to trading, changes subsequent to the SFAS 133 adoption date in the fair value of the shares of McLeod stock so transferred will be reflected as an increase or decrease in Alliant Energy's reported net income. Changes in the market value of the McLeod stock are expected to at least partially offset changes in the fair value of the derivative component of the exchangeable senior notes; however, there may be periods with significant non-cash increases or decreases to Alliant Energy's net income pertaining to the exchangeable senior notes and the related shares of McLeod stock.

On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities serving more than 820,000 customers for a total investment of approximately $347 million. As part of this investment, Resources acquired a 49.1% ownership interest in Companhia Forca e Luz Cataguazes-Leopoldina (Cataguazes), an electric utility. Cataguazes owns a majority stake in CENF, another electric utility company, as well as a majority interest in Energisa S.A., an energy development company. As part of the same investment, Resources directly acquired a 45.6% interest in Energisa S.A. itself, which holds majority stakes in two regulated utilities (Energipe and Celb). As part owner of Cataguazes, Resources will hold both indirect and direct interests in Energisa S.A. The investment is anticipated to dilute Alliant Energy's earnings per share by approximately 3% in 2000, with positive contributions to earnings expected in subsequent years. Resources, through its wholly owned subsidiary, International, initially financed the Brazil investment with cash made available through the internal transfer of existing non-regulated corporate assets. Resources has entered into a shareholders agreement with the Brazilian companies, which would allow it to name two directors to the boards of each company and its subsidiaries. The agreement will also provide Resources with a role in selecting each company's management team, along with voting rights relating to critical issues at the Brazilian companies and their subsidiaries. The investment will be accounted for under the equity method.

Alliant Energy entered into an agreement in November 1998, as amended, with McLeod whereby Alliant Energy's ability to sell the McLeod stock is subject to various restrictions. The agreement provides that until December 31, 2001, Alliant Energy and its affiliates generally may not sell or otherwise dispose of shares of McLeod stock beneficially owned by Alliant Energy and its affiliates, other than to a subsidiary of Alliant Energy, without the prior written consent of the Board of Directors of McLeod. However, the amended agreement provides that the Board of Directors of McLeod may permit Alliant Energy and its affiliates to sell a specified number of shares of McLeod stock per quarter during specified time periods. In addition, if Alliant Energy and its affiliates are not provided the opportunity to sell, on an annual basis, an aggregate number of shares of McLeod stock equal to 15% of the shares of McLeod stock owned by Alliant Energy and its affiliates as of December 31, 1998, then Alliant Energy may terminate the amended November 1998 agreement.

In the first quarter of 2000, the Alliant Energy Board of Directors approved a draft Agreement and Plan of Merger to merge IESU and IPC. The new company will be named Interstate Power and Light Company and it is anticipated the merger will be completed by late 2000 or early 2001. Alliant Energy expects to be able to achieve cost savings and enhanced customer service from the merger.

Financing and Capital Structure
Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on creditworthiness. The debt ratings of Alliant Energy and certain subsidiaries by Moody's and Standard & Poor's are as follows:

                                                                 Moody's           Standard & Poor's
                                                             -----------------     -------------------
IESU                   - Secured long-term debt                     A2                     A+
                       - Unsecured long-term debt                   A3                     A
WP&L                   - Secured long-term debt                    Aa2                     AA
                       - Unsecured long-term debt                  Aa3                     A+
IPC                    - Secured long-term debt                     A1                     A+
Resources              - Commercial paper (a)                       P1                     A1
                       - Unsecured long-term debt (a)               A3                     A
Alliant Energy         - Commercial paper (b)                       P1                     A1

(a) Resources' debt is fully and unconditionally guaranteed by Alliant Energy.
(b) IESU, WP&L and IPC participate in a utility money pool that is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowing amounts. The PSCW has restricted WP&L from lending money to non-utility affiliates and non-Wisconsin utilities. As a result, WP&L is prohibited from lending money to the utility money pool but is able to borrow money from the utility money pool.

On November 9, 1999, Resources issued $250 million of 7-3/8% senior notes due 2009 in a private placement. The notes are fully and unconditionally guaranteed by Alliant Energy. The net proceeds from the debt offering have been used to repay outstanding commercial paper, as it becomes due, that has been backed by Resources' 3-Year Credit Agreement.

Other than periodic sinking fund requirements, which will not require additional cash expenditures, the following long-term debt (in millions) will mature prior to December 31, 2004:

  IESU     WP&L       Alliant Energy-Parent     Resources    IPC    Total
---------------------------------------------------------------------------
 $137.4    $63.9             $24.0               $12.6       $1.0   $238.9

Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

On August 24, 1999, WP&L filed an application with the PSCW for authority to issue up to $100 million of debentures for the purpose of refinancing existing debt. Approval was granted in February 2000 and the senior unsecured debentures were issued in March 2000 at a fixed interest rate of 7-5/8%, due 2010. The amount of short-term borrowings authorized by the PSCW will be reduced by the same $100 million.

On November 25, 1998, IESU and IPC received authority from the SEC under PUHCA to issue $200 million and $80 million of long-term debt securities, respectively. The companies continually evaluate their future financing needs and will make any necessary regulatory filings as needed.

The various charter provisions of the entities identified below authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At December 31, 1999, the companies could have issued the following additional shares of Cumulative Preferred or Preference Stock:

                          IESU         WP&L          IPC
                        -----------------------------------
Cumulative Preferred    100,000     2,700,775     1,238,619
Cumulative Preference   700,000         --         2,000,000

For interim financing, IESU, WP&L and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt at December 31, 1999 as follows (in millions):

                                             IESU      WP&L      IPC
                                           -----------------------------
Regulatory authorization                     $150      $128      $50
Short-term debt outstanding - money pool      $57      $126      $39


At December 31, 1999, there was no short-term debt outstanding with external parties at the utility subsidiaries. In addition to the $222 million of commercial paper Alliant Energy issued to fund the utility money pool and $139 million of commercial paper at Resources, Alliant Energy had an additional $64 million of short-term debt outstanding at December 31, 1999. In addition to providing for ongoing working capital needs, this availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, IESU and WP&L also use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. Alliant Energy anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and credit rating services.

In December 1999, Alliant Energy, IESU, WP&L and IPC filed an application with the SEC for approval of a combined accounts receivable program whereby each utility will sell their respective receivables through wholly-owned special purpose entities to an affiliated financing entity, which in turn will sell the receivables to an outside investor. The new program would replace the existing programs for IESU and WP&L, and would function the same in most respects. Approvals from the SEC and the necessary state commissions are expected in the second quarter of 2000.

Resources is a party to a revolving 3-Year Credit Agreement with various banking institutions. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Resources' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At December 31, 1999, Resources had $139 million of commercial paper outstanding and backed by its 3-Year Credit Agreement with discount rates ranging from 5.90%-6.32%. Resources intends to continue issuing commercial paper backed by this facility, and no conditions existed at December 31, 1999, that would prevent the issuance of commercial paper or direct borrowings on its bank lines. As a result, Alliant Energy had been classifying this debt as long-term. However, since this agreement expires in October 2000, beginning in October 1999 this debt (including commercial paper backed by this facility) was classified as short-term.

In October 1999, Resources extended its revolving 364-Day Credit Agreement with various banking institutions through October 2000. The unborrowed portion of this agreement is also used to support Resources' commercial paper program. A combined maximum of $150 million of borrowings under this agreement and commercial paper backed by this facility may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings outstanding under this facility at December 31, 1999 and no conditions existed that would prevent the issuance of commercial paper or direct borrowings under this agreement.

In addition to the aforementioned borrowing capability under Resources' credit agreements, Alliant Energy has $250 million of committed bank lines of credit, of which none was utilized at December 31, 1999, available for direct borrowing or to support commercial paper. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, Alliant Energy may borrow from banks and other financial institutions on uncommitted "as-offered" credit lines in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1999.

Alliant Energy made a filing with the SEC in February 1999 under PUHCA to provide Alliant Energy with, among other things, broad authorization over the next three years to issue stock and debt, provide guarantees, acquire energy-related assets and enter into interest rate hedging transactions. Approval of the filing was received from the SEC in August 1999.

Given the above financing flexibility, including Alliant Energy's access to both the debt and equity securities markets, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

Capital Requirements
General - Capital expenditure and investment and financing plans are subject
-------
to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations, including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition and business combination opportunities, the availability of alternate energy and purchased-power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

Construction and acquisition expenditures for Alliant Energy for the year ended December 31, 1999 and 1998 were $479 million and $372 million, respectively. Alliant Energy's anticipated construction and acquisition expenditures for 2000 are estimated to be approximately $939 million, consisting of approximately $484 million for energy-related international investments, $319 million in its utility operations and $136 million for new business development initiatives at Resources. The significant increase in construction and acquisition expenditures in international investments relates to Resources' recent investment in Brazil. See "Liquidity and Capital Resources - Future Considerations" for information relating to the Brazil investment. Alliant Energy's anticipated utility construction and acquisition expenditures for 2000 is made up of 46% for electric transmission and distribution, 23% for electric generation, 17% for information technology and 14% for miscellaneous electric, gas, water and steam projects. The level of 2000 domestic and international investments could vary significantly from the estimates noted here depending on actual investment opportunities, timing of the opportunities and the receipt of regulatory approvals to exceed limitations in place under PUHCA. It is expected that Alliant Energy will spend approximately $1.4 billion on utility construction and acquisition expenditures during 2001-2004, including expenditures to comply with NOx emissions reductions in Wisconsin as discussed in "Other Matters - Environmental." It is expected that Resources will invest in energy products and services in domestic and international markets, industrial services initiatives and other strategic initiatives during 2001-2004.

IESU's construction and acquisition expenditures for the years ended December 31, 1999 and 1998 were $107 million and $115 million, respectively. IESU's anticipated construction and acquisition expenditures for 2000 are estimated to be approximately $115 million, of which 45% is for electric transmission and distribution, 26% for electric generation, 15% for information technology and the remaining 14% represents miscellaneous electric, gas, steam and general expenditures. IESU's levels of utility construction and acquisition expenditures are projected to be $127 million in 2001, $117 million in 2002, $118 million in 2003 and $123 million in 2004.

WP&L's construction and acquisition expenditures for the years ended December 31, 1999 and 1998 were $132 million and $117 million, respectively. WP&L's anticipated construction and acquisition expenditures for 2000 are estimated to be approximately $143 million, of which 45% is for electric transmission and distribution, 25% for electric generation, 15% for information technology and the remaining 15% represents miscellaneous electric, gas, water and general expenditures. WP&L's construction and acquisition expenditures are projected to be $166 million in 2001, $181 million in 2002, $192 million in 2003 and $136 million in 2004, which include expenditures to comply with NOx emissions reductions as discussed in "Other Matters - Environmental."

Alliant Energy anticipates financing utility construction expenditures during 2000-2004 through internally generated funds supplemented, when required, by outside financing. Funding of Resources' construction and acquisition expenditures over that same period of time is expected to be completed with a combination of external financings, sales of investments and internally generated funds.

Nuclear Facilities - Alliant Energy owns interests in two nuclear facilities,
--------------------
Kewaunee and DAEC. Kewaunee, a 532 MW pressurized water reactor plant, is operated by WPSC and is jointly owned by WPSC (41.2%), WP&L (41.0%), and MG&E (17.8%). The Kewaunee operating license expires in 2013. DAEC, a 535 MW boiling water reactor plant, is operated by IESU which has a 70% ownership interest in the plant. The DAEC operating license expires in 2014.

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators will be approximately $90.7 million, with WP&L's share of the cost being approximately $37.2 million. The replacement work originally planned for the spring of 2000 is now scheduled for the fall of 2001 and will take approximately 60 days. The delay is attributable to the inability of the steam generator manufacturer to meet the spring 2000 delivery schedule. Delays in meeting the delivery schedule did not allow for steam generator replacement to occur prior to the start of the summer weather in 2000. Therefore, the decision was made to store the steam generators after they are received and wait until the next scheduled refueling outage in the fall of 2001. It is anticipated that the delay will not adversely impact the reliability of Kewaunee in the interim. Plans to shutdown the plant for a spring 2000 refueling remain unchanged.

On July 2, 1998, the PSCW approved an agreement between the owners of Kewaunee which provides for WPSC to assume the 17.8% Kewaunee ownership share currently held by MG&E prior to work beginning on the replacement of steam generators. On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon regulatory approval and the steam generator replacement in the fall of 2001, will give WPSC 59.0% ownership in Kewaunee. After the change in ownership, WPSC and WP&L will be responsible for the decommissioning of the plant. WPSC and WP&L are discussing revisions to the joint power supply agreement which will govern operation of the plant after the ownership change takes place. Prior to the July 2, 1998 PSCW decision, the PSCW had directed the owners of Kewaunee to record depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. This level of depreciation will remain in effect until the steam generator replacement is completed at which time the entire plant will be depreciated over 8.5 years using an accelerated method.

In February 1999, Alliant Energy, NSP, WPSC and WEPCO announced the formation of the NMC to sustain long-term safety, optimize reliability and improve the operational performance of their nuclear generating plants. Combined, the NMC members operate seven nuclear generating units at five plants. In October 1999, Alliant Energy received approval from the SEC, under PUHCA, to form Alliant Energy Nuclear LLC, whose purpose is solely to invest in the NMC.
Such investment has been made and Alliant Energy Nuclear LLC now has a 25% ownership interest in the NMC. In November 1999, the NMC members applied to the NRC to allow the NMC to operate the plants owned or co-owned by the four utilities. Applications to the PSCW, MPUC and the SEC to allow the purchase of operating services were also made at that time. These approvals are required if the applicable utilities choose to transfer their operating license to, and take operating services from, the NMC. As presently proposed, the NMC would operate the plants, but the utilities would continue to own their plants, be entitled to energy generated at the plants and retain the financial obligations for the safe operation, maintenance and decommissioning of the plants.

For additional information related to Kewaunee and DAEC, see Notes 1, 3, 10, 12 and 13 of the "Notes to Consolidated Financial Statements." Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting Alliant Energy's future capital requirements.

Rates and Regulatory Matters
FERC - In November 1997, as part of its merger approval, FERC accepted a
------
proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the merger.

In association with the merger, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement which became effective with the consummation of the merger. The agreement, which has been approved by the FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single control area with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The procedures were approved by both the FERC and all state regulatory bodies having jurisdiction over these sales.

IESU - In September 1997, IESU agreed with the IUB to provide Iowa customers a
----
four-year retail electric and gas price freeze commencing on the effective date of the merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IESU is exceeding a reasonable return on common equity. Refer to the "Utility Industry Outlook" section for a discussion of legislation introduced in Iowa regarding restructuring the electric utility industry.

In the first quarter of 2000, the OCA requested certain financial information related to the electric utility operations within the state of Iowa for IESU. IESU is in the process of preparing responses to the data requests. While IESU cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU in Iowa. IESU has received similar requests from the OCA in the past.

Under provisions of the IUB rules, IESU is currently recovering the costs it has incurred for its energy efficiency programs. Generally, the costs incurred through July 1997 are being recovered over various four-year periods. Statutory changes implemented by the IUB in 1997 allowed IESU to begin concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset that was created under the prior rate making mechanism as these costs are recovered.

WP&L - In connection with its approval of the merger, the PSCW accepted a WP&L
----
proposal to freeze rates for four years commencing on the effective date of the merger. A re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not merger-related and have a revenue requirement impact of $4.5 million or more. In addition, the electric fuel adjustment clause and PGA clause are not affected by the rate freezes.

In February 2000, the PSCW issued an order allowing WP&L to defer certain incremental costs it incurs after February 16, 2000 relating to the development of the ATC.

The retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. In March 1998, WP&L requested an electric rate increase to cover purchased-power and transmission costs that had increased due to transmission constraints and electric reliability concerns in the Midwest. Effective July 16, 1998, the PSCW granted a retail electric rate increase of $14.8 million annually. In November 1998, WP&L requested an electric rate increase to cover additional increases in purchased-power and transmission costs. In early March 1999, the PSCW granted a retail electric rate increase of $14.5 million annually. If WP&L's earnings exceed its authorized return on equity, the incremental revenues collected causing the excessive return are subject to refund. In December 1999, WP&L requested a $26 million retail electric rate increase to reflect higher purchased power costs and to cover transmission costs that have increased due to transmission constraints. While the most current request is still pending, WP&L anticipates receiving an order in the second quarter of 2000.

In May 1998, the PSCW approved the deferral by WP&L of certain costs associated with its Year 2000 program. In November 1998, WP&L filed for rate recovery of the Wisconsin retail portion of its Year 2000 costs. In accordance with the order received from the PSCW, WP&L began deferring its Year 2000 project costs, other than internal labor and associated overheads. In November 1999, the PSCW allowed WP&L rate recovery of $6.3 million of its Year 2000 program expenditures, but it denied rate recovery of the first $4.5 million. These costs were expensed in 1999. The PSCW's decision has been appealed by certain intervenors in Dane County district court and such appeal is pending.

In January 1999, WP&L made a filing with the PSCW proposing to begin deferring, on January 1, 1999, all costs associated with the EPA's required NOx emission reductions. In connection with a statewide docket to investigate compliance issues associated with the EPA's NOx emission reductions, on March 30, 1999, the PSCW authorized deferral of all non-labor related costs incurred after March 30, 1999. However, the utilities are not allowed to defer costs of replacement power associated with NOx compliance. WP&L requested expedited approval to start construction of NOx reduction investments at several generating units operated by WP&L and in the third quarter of 1999 received approval from the PSCW for limited NOx related expenditures at one of its generating units. WP&L has also requested recovery of all the NOx reduction costs through a surcharge mechanism. In March 2000, the PSCW issued an order approving WP&L's NOx compliance plans and granted the recovery of costs incurred to comply with EPA NOx regulations over ten years using a straight-line depreciation method. Recovery of such costs will begin with rate changes after the rate freeze expires. The depreciation lives will be reviewed every two years. Refer to the "Other Matters - Environmental" section for a further discussion of the NOx issue.

In rate order UR-110, the PSCW approved new rates effective April 29, 1997. On average, WP&L's retail electric rates under the new rate order declined by 2.4% and retail gas rates declined by 2.2%.

Refer to "Capital Requirements - Nuclear Facilities" for a discussion of several PSCW rulings regarding Kewaunee.

IPC - In September 1997, IPC agreed with the IUB to provide Iowa customers a
---
four-year retail electric and gas price freeze commencing on the effective date of the merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the MPUC and ICC to four-year and three-year rate freezes, respectively, commencing on the effective date of the merger. Refer to the "Utility Industry Outlook" section for a discussion of legislation introduced in Iowa regarding restructuring the electric utility industry.

IPC is also recovering its energy efficiency costs in Iowa in a similar manner as IESU and began its concurrent cost recovery in October 1997.

Assuming capture of the merger-related synergies and no significant legislative or regulatory changes negatively affecting its utility subsidiaries, Alliant Energy does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial condition or results of operations.

                                 OTHER MATTERS

Year 2000
Alliant Energy had no significant embedded equipment, computer system or other malfunctions during the critical December 31, 1999 to January 1, 2000 date rollover or the February 28, 2000 to February 29, 2000 date rollover. Alliant Energy will continue to monitor for any supply chain issues into the second quarter of 2000.

Alliant Energy's historical Year 2000 project expenditures were as follows (incremental costs, in millions):

                Description                        Total             IESU           WP&L           Other
--------------------------------------------    -------------     -----------    -----------    ------------
Costs incurred from 1/1/98 - 12/31/98                $8.7             $4.8           $3.2           $0.7
Costs incurred from 1/1/99 - 12/31/99                18.6              7.6            7.1            3.9
                                                -------------     -----------    -----------    ------------
          Total                                     $27.3            $12.4          $10.3           $4.6
                                                =============     ===========    ===========    ============

In addition, Alliant Energy estimates it incurred $7 million and $3 million in 1999 and 1998, respectively, of costs for internal labor and associated overheads. Alliant Energy does not expect to incur any significant incremental costs in 2000 on its Year 2000 readiness program. Refer to "Liquidity and Capital Resources - Rates and Regulatory Matters" for a discussion of the filing WP&L made with the PSCW for rate recovery of a portion of its Year 2000 program costs.

Labor Issues
The status of the collective bargaining agreements at each of the utilities at December 31, 1999 was as follows:

                                                  IESU     WP&L      IPC
                                                  ----------------------
Number of collective bargaining agreements          6        1        3

Percentage of workforce covered by agreements      61%      93%      83%


The collective bargaining agreements at Alliant Energy cover approximately 51% of all Alliant Energy employees. In 1999, eight agreements expired and four of these agreements have been ratified and four are still being negotiated (three at IPC and one at IESU). The agreements still being negotiated have been extended and represent 42% of employees covered under bargaining agreements and 22% of total Alliant Energy employees. In 2000, two contracts expire representing approximately 1% of employees covered under bargaining agreements and less than 1% of total Alliant Energy employees. Alliant Energy has not experienced any significant work stoppage problems in the past. While negotiations are continuing, Alliant Energy is currently unable to predict the outcome of these negotiations.

Market Risk Sensitive Instruments and Positions
Alliant Energy's primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes
------------------
in interest rates as a result of its issuance of variable-rate debt. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes in interest rates. Alliant Energy has also historically used interest rate swap and interest rate forward agreements to assist in the management of its interest exposure. If variable interest rates were to average 1% higher (lower) in 2000 than in 1999, interest expense and pre-tax earnings would increase (decrease) by approximately $5.1 million. Comparatively, if variable interest rates had averaged 1% higher (lower) in 1999 than in 1998, interest expense and pre-tax earnings would have increased (decreased) by approximately $4.5 million. These amounts were determined by considering the impact of a hypothetical 1% increase (decrease) in interest rates on the variable-rate debt and related derivative instruments held by Alliant Energy as of December 31, 1999 and 1998. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy's results of operations. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in Alliant Energy's financial structure.

Commodity Risk - Non-trading - Alliant Energy is exposed to the impact of
----------------------------
market fluctuations in the commodity price and transportation costs of electricity, natural gas and oil products it markets. Alliant Energy employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various commodity derivatives. Alliant Energy's exposure to commodity price risks in its utility business is significantly mitigated by the current rate making structures in place for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Refer to Note 1(j) of the "Notes to Consolidated Financial Statements" for a further discussion.

From time to time, WP&L utilizes gas commodity swap arrangements for the purpose of mitigating the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current prices during the winter months. The gas commodity swaps in place approximate the forecasted storage withdrawal plan during this period. Therefore, market price fluctuations that result in an increase or decrease in the value of the physical commodity are offset by changes in the value of the gas commodity swaps. A 10% increase/decrease in the price of gas would have an insignificant impact on the combined fair market value of the gas in storage and related swap arrangements in place as of December 31, 1999 and 1998.

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions.

Worldwide political developments have historically also had an impact on oil prices. Periodically, Alliant Energy utilizes oil and gas swaps and forward contracts to mitigate the impact of oil and gas price fluctuations. Based on Whiting's estimated gas and crude oil sales in 2000, and the swaps and forward contracts in place at December 31, 1999, a 10% increase/decrease in gas and crude oil prices for that period would impact Alliant Energy's pre-tax 2000 earnings by approximately $3.8 million. A 10% increase/decrease in prices during 1999 would have impacted Alliant Energy's 1999 pre-tax earnings by approximately $3.0 million as relates to the commodity derivative instruments outstanding during 1999.

Commodity Risk - Trading - Alliant Energy is exposed to market risks through
--------------
its electricity commodity trading business, which is primarily conducted through Alliant Energy's 50/50 joint venture with Cargill. The joint venture's trading activities principally consist of marketing and trading over-the-counter forward contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future and require settlement by physical delivery of electricity or are netted out in accordance with industry trading standards. The market prices used to determine fair values reflect the joint ventures' best estimate considering various factors, including closing exchanges and over-the-counter quotations, time value and volatility factors. The joint venture manages the market risks inherent in its trading activities through established trading and risk management policies and tools. The principal tool utilized is a one-day variance/covariance value-at-risk model with assessment adjustments made based on weather, transmission availability, generation outages and other factors. The estimated one-day market Value at Risk (VAR) for the joint venture as of December 31, 1999 and 1998 was $0.3 million and $0.7 million, respectively, which were calculated with a 99% confidence level. The low, average and high VAR in 1999 were $0.1 million, $0.3 million and $1.5 million, respectively.

Equity Price Risk - Alliant Energy maintains trust funds at IESU and WP&L to
-----------------
fund its anticipated nuclear decommissioning costs. As of December 31, 1999 and 1998, these funds were invested primarily in domestic equity and debt instruments. WP&L has entered into an equity collar that uses options to mitigate the effect of significant market fluctuations on its common stock
investments.   Alliant Energy's exposure to fluctuations in equity prices or interest rates will not affect its consolidated results of operations as such fluctuations are recorded in equally offsetting amounts of investment income and depreciation (WP&L) or interest (IESU) expense when they are realized.

At December 31, 1999 and 1998, Alliant Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $1,124 million and $320 million, respectively. A 10% increase (decrease) in the quoted market price at December 31 would have increased (decreased) the value of the investment at December 31, 1999 and 1998 by approximately $112 million and $32 million, respectively. Refer to Note 10 of the "Notes to Consolidated Financial Statements" for a discussion of how Alliant Energy accounts for its investment in McLeod.

At December 31, 1999 and 1998, Alliant Energy had various investments, accounted for under the cost method of accounting, in publicly traded utility companies in New Zealand and Australia which were valued at $97 million and $3 million, respectively. A 10% increase (decrease) in the quoted market prices at December 31 would have increased (decreased) the value of the investment at December 31, 1999 and 1998 by approximately $9.7 million and $0.3 million, respectively.

Currency Risk - Alliant Energy has investments in various countries where the
--------------
net investments are not hedged, including Australia, Brazil, China, New Zealand, and Singapore. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At December 31, 1999 and 1998, Alliant Energy had a cumulative foreign currency translation loss of $9.6 million and $7.1 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets that primarily related to decreases in value of the New Zealand dollar in relation to the U.S. Dollar. Based on Alliant Energy's investments at December 31, 1999 and 1998, a 10% sustained increase/decrease over the next twelve months in the foreign exchange rates of Australia, Brazil, China, New Zealand and Singapore would decrease/increase the cumulative foreign currency translation loss by $17.2 million and $6.4 million, respectively.

Refer to Notes 1(n) and 11 of the "Notes to Consolidated Financial Statements" for a further discussion of Alliant Energy's derivative financial instruments.

Accounting Pronouncements
In June 1998, the FASB issued SFAS 133. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (effective dates noted are as amended by SFAS 137). Alliant Energy has organized a cross-functional project team to assist in implementing SFAS 133. The team consists of both Alliant Energy employees and a consultant that has been engaged to support the project. The team has begun to inventory financial instruments, commodity contracts and other commitments with the purpose of identifying and assessing all of Alliant Energy's derivatives. Although the impact of implementing SFAS 133 has not yet been quantified, it could increase volatility in earnings and other comprehensive income. Alliant Energy is analyzing various alternatives relating to the possible early adoption of SFAS 133 in 2000. SFAS 133 may only be adopted on the first day of any quarter prior to the required adoption date.

Accounting for Obligations Associated with the Retirement of Long-Lived Assets The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including IESU and WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has a project on its agenda to review the accounting for obligations associated with the retirement of long-lived assets, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1999, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. Assuming no significant change in regulatory treatment, IESU and WP&L do not believe that such changes, if required, would have an adverse effect on their financial condition or results of operations due to their ability to recover decommissioning costs through rates.

Inflation
Alliant Energy, IESU and WP&L do not expect the effects of inflation at current levels to have a significant effect on their financial condition or results of operations.

Environmental
The pollution abatement programs of IESU, WP&L, IPC and Resources are subject to continuing review and are revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on Alliant Energy's operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

The Clean Air Act Amendments of 1990 (Act) require emission reductions of SO2, NOx and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. IESU, WP&L and IPC have met the provisions of Phase I of the Act and Phase II of the Act. The Act also governs SO2 allowances, which are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. IESU, WP&L and IPC are reviewing their options to ensure they will have sufficient allowances to offset their emissions in the future and believe that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on their financial condition or results of operations.

The Act and other federal laws also require the EPA to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the PCB rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards for ozone and particulate matter emissions and in June 1998, the EPA modified the PCB rules. Alliant Energy cannot predict the long-term consequences of these rules on its financial condition or results of operations.

In October 1998, the EPA issued a final rule requiring 22 states, including Wisconsin, to modify their state implementation plans to address the ozone transport issue. However, on May 25, 1999, a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000, the federal appeals court affirmed EPA's NOx rule for the affected states. However, the court found that the EPA had failed to explain how Wisconsin contributes significantly to non-attainment in any other state thus it has vacated the rule as relates to Wisconsin. Given the EPA could still appeal this decision, and Alliant Energy is still reviewing the recent court order, Alliant Energy is unable to predict the final outcome of this issue. The implementation of the rule would likely require WP&L to reduce its NOx emissions at all of its plants to a fleet average of .15 lbs/mmbtu by 2003. WP&L is following this issue closely and continues to evaluate various options to meet the emission levels. Based on existing technology, the preliminary estimates indicate that capital investments would be in the range of $150 million to $215 million. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section for a discussion of a filing WP&L made with the PSCW regarding seeking rate recovery of these costs.

Revisions to the Wisconsin Administrative Code have been proposed that could have a significant impact on WP&L's operation of the Rock River Generating Station in Beloit, Wisconsin. The proposed revisions will affect the amount of heat that the generating station can discharge into the Rock River. WP&L cannot presently predict the final outcome of the rule, but believes that, as the rule is currently proposed, the capital investments and/or modifications required to meet the proposed discharge limits could be significant.

On February 28, 1998, the EPA issued the final report to Congress on the Study of Hazardous Air Pollutant Emissions from Electric Utility Steam Generating Units regarding hazardous air pollutant emissions from electric utilities (the HAPs report). The HAPs report concluded that mercury emissions from coal-fired generating plants were a concern. However, the EPA does not believe it has sufficient information regarding such emissions. To remedy this lack of information, the EPA required IESU, WP&L, IPC and all other applicable electric utilities in the U.S. to start collecting information regarding the types and amount of mercury emitted as of January 1, 1999. To better understand mercury emissions, the EPA required WP&L to conduct stack tests at several of its generating stations. Both stations selected have completed their stack testing. Although the control of mercury emissions from generating plants is uncertain at this time, Alliant Energy believes that the capital investments and/or modifications required to control mercury emissions could be significant.

Pursuant to an internal review of operations in 1998, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa required a Clean Air Act Acid Rain permit and CEMS. IPC has informed its environmental regulators and has installed the CEMS and obtained the permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility. In the second quarter of 1999, the EPA determined that Lansing units 1 and 2 are affected units. Therefore, in the third quarter of 1999, IPC installed the CEMS at both of these facilities and in December 1999 IPC submitted its certification to the EPA for the Lansing facility. IPC has received a settlement offer from the EPA, dated December 3, 1999, to settle the matter for $550,000. IPC has since responded with a counter offer and negotiations continue.

On February 4, 1999, Whiting received a Notice of Violation letter from the ADEQ, citing Whiting for flaring sour gas in excess of permit limits and not having a valid permit. In June 1999, the ADEQ sent Whiting a Consent Administrative Order proposing a voluntary civil penalty of $225,000 for Whiting's alleged emission violations. The consent agreement was finalized on November 9, 1999, resulting in a civil penalty of $99,000, Whiting performing two mitigation projects, installing an air monitor to run for one full year and submitting a Title V permit.

WP&L has been notified by the EPA that it is a PRP with respect to environmental impacts identified at the MIG/DeWane Landfill Superfund Site. WP&L is participating in the initiation of an alternate dispute resolution process to allocate liability associated with the investigation and remediation of the site. Management believes that any likely action resulting from this matter will not have a material adverse effect on WP&L's financial condition or results of operations.

IPC has been notified by the EPA that it is a PRP with respect to environmental impacts identified at the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPC has been served with a complaint filed by the MEW Site Trust Fund, the PRP group involved in investigating and remediating the site, for response costs incurred by the PRP group. IPC believes that it is not liable as a PRP for this site because it did not arrange for the disposal of any waste materials at the site. IPC has filed an answer to the complaint, discovery is ongoing and settlement discussions continue.

WP&L has been notified by Monroe County, Wisconsin that it is a PRP with respect to environmental impacts identified at the Monroe County Interim Landfill in Sparta, Wisconsin. WP&L has provided a summary of records and documents relating to waste disposal at the landfill to Monroe County. WP&L cannot currently estimate what liability, if any, it may have with respect to this site.

A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. In November 1998, the U.S. signed the treaty and agreed with the other countries to resolve all remaining issues by the end of 2000. At this time, management is unable to predict whether the U.S. Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on Alliant Energy's operations.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The States of Iowa and Wisconsin are members of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes and continued access to existing disposal facilities were also reasons cited for the decision. A disposal facility located near Barnwell, South Carolina continues to accept the low-level waste and IESU and WP&L currently ship the waste each produces to such site, thereby minimizing the amount of low-level waste stored on-site. Given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC and Kewaunee each have on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years. While Alliant Energy is unable to predict how long the Barnwell facility will continue to accept its waste, continuing access to this facility expands Alliant Energy's on-site storage capability indefinitely.

See Notes 12(f) and 12(g) of the "Notes to Consolidated Financial Statements" for a further discussion of Alliant Energy's environmental issues.

Power Supply
Wisconsin enacted electric reliability legislation in 1998 (Wisconsin Reliability Act) with the goal of assuring reliable electric energy for Wisconsin. The law allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. As a requirement of the legislation, the PSCW completed a regional transmission constraint study. The PSCW is authorized to order construction of new transmission facilities, based on the findings of its constraint study, through December 31, 2004.

On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In July 1998, Alliant Energy and SkyGen announced an agreement whereby SkyGen would build, own and operate a power plant in Wisconsin capable of producing up to 450 MW of electricity. Under the agreement, Alliant Energy will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. A third party filed an appeal to the EPA Appeals Board on the issue of NOx mitigation. In the fourth quarter of 1999, the WDNR issued a revised air permit which was appealed again by the third party. In March 2000, the EPA denied the third party's final appeal which finalizes the air permitting process and allows for construction of the plant.

The EPA appeal process resulted in the SkyGen project being delayed until the summer of 2001. Alliant Energy has made other contractual commitments to ensure an 18% reserve margin in 2000, as required for Wisconsin. Part of this effort includes purchased power contracts at higher costs than the SkyGen power, including purchasing power from 54 portable diesel generators that will be located at various substation locations within WP&L's service territory. These higher costs are included in a rate increase requested by WP&L in December 1999 as discussed in "Liquidity and Capital Resources - Rates and Regulatory Matters - WP&L."

IESU and IPC are currently exploring the possibility of transitioning from the MAPP reliability region to MAIN so all of Alliant Energy will belong to the same reliability region. Alliant Energy is unable to predict the outcome of this issue at this time.

Alliant Energy notes that it will take time for new transmission and power plant projects to be approved and built in Wisconsin. While Alliant Energy currently expects to meet customer demands in 2000, unanticipated reliability issues could still arise in the event Wisconsin experiences unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 7. MD&A "Other Matters - Market Risk Sensitive Instruments and Positions."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   INDEX TO FINANCIAL STATEMENTS


Alliant Energy                                                                             Page Number
        Report of Management                                                                    57
        Report of Independent Public Accountants                                                58
        Consolidated Statements of Income for the Years Ended
           December 31, 1999, 1998 and 1997                                                     59
        Consolidated Balance Sheets as of December 31, 1999 and 1998                            60
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997                                                     62
        Consolidated Statements of Capitalization as of December 31, 1999 and 1998              63
        Consolidated Statements of Changes in Common Equity for the Years Ended
           December 31, 1999, 1998 and 1997                                                     65
        Notes to Consolidated Financial Statements                                              66

IESU
        Report of Independent Public Accountants                                                88
        Consolidated Statements of Income and Retained Earnings for the Years Ended
           December 31, 1999, 1998 and 1997                                                     89
        Consolidated Balance Sheets as of December 31, 1999 and 1998                            90
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997                                                     92
        Consolidated Statements of Capitalization as of December 31, 1999 and 1998              93
        Notes to Consolidated Financial Statements                                              94

WP&L
        Report of Independent Public Accountants                                                102
        Consolidated Statements of Income and Retained Earnings for the Years Ended
           December 31, 1999, 1998 and 1997                                                     103
        Consolidated Balance Sheets as of December 31, 1999 and 1998                            104
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997                                                     106
        Consolidated Statements of Capitalization as of December 31, 1999 and 1998              107
        Notes to Consolidated Financial Statements                                              108

Refer to Note 15 of Alliant Energy's, IESU's and WP&L's "Notes to
Consolidated Financial Statements" for the quarterly financial data required by this Item.

      ALLIANT ENERGY CORPORATION REPORT ON THE FINANCIAL INFORMATION

Alliant Energy Corporation management is responsible for the information and representations contained in the financial statements and in other sections of this Annual Report. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

Through a well-developed system of internal controls, management seeks to ensure the integrity and objectivity of the financial information presented in this report. This system of internal controls is designed to provide reasonable assurance that the assets of the company are safeguarded and that the transactions are executed according to management's authorizations and are recorded in accordance with the appropriate accounting principles.

The Board of Directors participates in the financial information reporting process through its Audit Committee.





/s/ Erroll B. Davis Jr.
Erroll B. Davis Jr.
President and Chief Executive Officer



/s/ Thomas M. Walker
Thomas M. Walker
Executive Vice President and Chief Financial Officer



/s/ Daniel A. Doyle
Daniel A. Doyle
Vice President - Chief Accounting and Financial Planning Officer




January 28, 2000

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation (a Wisconsin Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 1999. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliant Energy Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin
January 28, 2000

                                                  ALLIANT ENERGY CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Year Ended December 31,
                                                                            1999                 1998                1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                        $1,548,938           $1,567,442           $1,515,753
  Gas utility                                                                314,319              295,590              393,907
  Non-regulated and other                                                    334,706              267,842              390,967
                                                                    -----------------    -----------------   ------------------
                                                                           2,197,963            2,130,874            2,300,627
                                                                    -----------------    -----------------   ------------------

-------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                        262,305              297,685              280,558
  Purchased power                                                            255,446              255,332              256,306
  Cost of utility gas sold                                                   180,519              166,453              259,222
  Other operation                                                            623,687              620,234              681,977
  Maintenance                                                                115,414              122,737              123,121
  Depreciation and amortization                                              279,088              279,505              259,663
  Taxes other than income taxes                                              104,969              105,626              103,397
                                                                    -----------------    -----------------   ------------------
                                                                           1,821,428            1,847,572            1,964,244
                                                                    -----------------    -----------------   ------------------

-------------------------------------------------------------------------------------------------------------------------------

Operating income                                                             376,535              283,302              336,383
                                                                    -----------------    -----------------   ------------------

-------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                           136,229              129,363              122,563
  Allowance for funds used during construction                                (7,292)              (6,812)              (5,274)
  Preferred dividend requirements of subsidiaries                              6,706                6,699                6,693
  Gains on sales of McLeodUSA Inc. stock                                     (40,272)                   -                    -
  Miscellaneous, net                                                         (35,903)                (736)             (13,910)
                                                                    -----------------    -----------------   ------------------
                                                                              59,468              128,514              110,072
                                                                    -----------------    -----------------   ------------------

-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                   317,067              154,788              226,311
                                                                    -----------------    -----------------   ------------------

-------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                                 120,486               58,113               81,733
                                                                    -----------------    -----------------   ------------------

-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                  $196,581              $96,675             $144,578
                                                                    =================    =================   ==================

-------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                                   78,352               76,912               76,210
                                                                    =================    =================   ==================

-------------------------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)                          $2.51                $1.26                $1.90
                                                                    =================    =================   ==================

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            ALLIANT ENERGY CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
ASSETS                                                                                1999                 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                     $5,032,675           $4,866,152
      Gas                                                                             540,874              515,074
      Other                                                                           458,547              409,711
                                                                              ----------------     ----------------
                                                                                    6,032,096            5,790,937
    Less - Accumulated depreciation                                                 3,077,459            2,852,605
                                                                              ----------------     ----------------
                                                                                    2,954,637            2,938,332
    Construction work in progress                                                     119,276              119,032
    Nuclear fuel, net of amortization                                                  54,363               44,316
                                                                              ----------------     ----------------
                                                                                    3,128,276            3,101,680
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $184,722 and $178,248, respectively              357,758              355,100
                                                                              ----------------     ----------------
                                                                                    3,486,034            3,456,780
                                                                              ----------------     ----------------

-------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                 113,669               31,827
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,253 and $2,518, respectively                                               67,299               47,952
    Unbilled utility revenues                                                          48,033               55,014
    Other, less allowance for doubtful accounts
      of $954 and $490, respectively                                                   30,095               26,054
  Notes receivable, less allowance for doubtful
      accounts of $153 and $120, respectively                                           6,328               13,392
  Income tax refunds receivable                                                        14,611               14,826
  Production fuel, at average cost                                                     49,657               54,140
  Materials and supplies, at average cost                                              52,440               53,490
  Gas stored underground, at average cost                                              23,151               26,013
  Regulatory assets                                                                    33,439               30,796
  Prepaid gross receipts tax                                                           20,864               22,222
  Other                                                                                26,400               15,941
                                                                              ----------------     ----------------
                                                                                      485,986              391,667
                                                                              ----------------     ----------------

-------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in McLeodUSA Inc.                                                      1,123,790              320,280
  Nuclear decommissioning trust funds                                                 271,258              225,803
  Investments in foreign entities                                                     198,055               68,882
  Other                                                                                59,866               54,776
                                                                              ----------------     ----------------
                                                                                    1,652,969              669,741
                                                                              ----------------     ----------------

-------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                   263,610              284,467
  Deferred charges and other                                                          187,084              156,682
                                                                              ----------------     ----------------
                                                                                      450,694              441,149
                                                                              ----------------     ----------------

-------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $6,075,683           $4,959,337
                                                                              ================     ================

-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                ALLIANT ENERGY CORPORATION
                                          CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                                      December 31,
CAPITALIZATION AND LIABILITIES                                                                 1999                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                                   $790                  $776
  Additional paid-in capital                                                                  942,408               905,130
  Retained earnings                                                                           577,464               537,372
  Accumulated other comprehensive income                                                      634,903               163,017
                                                                                    ------------------    ------------------
    Total common equity                                                                     2,155,565             1,606,295
                                                                                    ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                             113,638               113,498
  Long-term debt (excluding current portion)                                                1,486,765             1,543,131
                                                                                    ------------------    ------------------
                                                                                            3,755,968             3,262,924
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                         54,795                63,414
  Variable rate demand bonds                                                                   55,100                56,975
  Commercial paper                                                                            374,673                64,500
  Notes payable                                                                                50,046                51,784
  Capital lease obligations                                                                    13,321                11,978
  Accounts payable                                                                            191,149               204,297
  Accrued taxes                                                                                78,825                84,921
  Other                                                                                       115,716               111,685
                                                                                    ------------------    ------------------
                                                                                              933,625               649,554
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                         1,018,482               691,624
  Accumulated deferred investment tax credits                                                  71,857                77,313
  Environmental liabilities                                                                    65,327                68,399
  Customer advances                                                                            38,096                37,171
  Capital lease obligations                                                                    26,041                13,755
  Other                                                                                       166,287               158,597
                                                                                    ------------------    ------------------
                                                                                            1,386,090             1,046,859
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 12)

----------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                       $6,075,683            $4,959,337
                                                                                    ==================    ==================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                     1999              1998             1997
---------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                       $196,581           $96,675         $144,578
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation and amortization                                   279,088           279,505          259,663
    Amortization of nuclear fuel                                     17,494            17,869           18,308
    Amortization of deferred energy efficiency expenditures          25,435            27,083           15,786
    Deferred taxes and investment tax credits                       (16,258)          (27,720)         (11,661)
    Refueling outage provision                                       (5,150)           (4,001)           9,290
    Impairment of oil and gas properties                              3,276             9,678            9,902
    Impairment of regulatory assets                                       -             8,969                -
    Gain on disposition of assets, net                              (61,667)           (6,505)          (1,463)
    Other                                                               902             2,889            6,931
  Other changes in assets and liabilities:
    Accounts receivable                                             (16,407)           15,349           18,638
    Notes receivable                                                  7,064            10,018           (3,621)
    Production fuel                                                   4,483           (13,484)           2,814
    Accounts payable                                                (13,148)           11,663          (27,726)
    Accrued taxes                                                    (6,096)            5,998           13,375
    Benefit obligations and other                                     7,532            33,776            8,675
                                                              --------------    --------------   --------------
       Net cash flows from operating activities                     423,129           467,762          463,489
                                                              --------------    --------------   --------------
---------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                                (156,489)         (140,679)        (145,631)
    Dividends payable                                                    13           (15,458)             285
    Proceeds from issuance of common stock                           36,491            33,832           15,535
    Net change in Resources' credit facility                       (113,657)           70,492            9,908
    Proceeds from issuance of other long-term debt                  281,299            77,544          295,000
    Reductions in other long-term debt                              (95,520)          (27,663)        (146,590)
    Net change in other short-term borrowings                       169,587           (40,216)        (109,884)
    Principal payments under capital lease obligations              (12,887)          (13,250)         (12,964)
    Other                                                            (5,744)           (2,333)          (2,410)
                                                              --------------    --------------   --------------
        Net cash flows from (used for) financing activities         103,093           (57,731)         (96,751)
                                                              --------------    --------------   --------------
---------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                     (285,668)         (269,133)        (256,760)
       Non-regulated businesses                                    (192,905)         (102,925)         (71,280)
    Deferred energy efficiency expenditures                               -                 -          (13,344)
    Nuclear decommissioning trust funds                             (22,100)          (20,305)         (17,435)
    Proceeds from disposition of assets                              93,443            16,677           15,993
    Shared savings program                                          (35,846)          (27,780)         (17,610)
    Other                                                            (1,304)           (2,067)          (1,790)
                                                              --------------    --------------   --------------
       Net cash flows used for investing activities                (444,380)         (405,533)        (362,226)
                                                              --------------    --------------   --------------
---------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                  81,842             4,498            4,512
                                                              --------------    --------------   --------------
---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period           31,827            27,329           22,817
                                                              --------------    --------------   --------------
---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period               $113,669           $31,827          $27,329
                                                              ==============    ==============   ==============
---------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                    $130,214          $126,376         $117,255
                                                              ==============    ==============   ==============
       Income taxes                                                $141,150           $84,916          $69,272
                                                              ==============    ==============   ==============
    Noncash investing and financing activities:
       Capital lease obligations incurred                           $25,040            $1,426          $16,781
                                                              ==============    ==============   ==============
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           ALLIANT ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                          December 31,
                                                                                    1999                1998
---------------------------------------------------------------------------   ------------------------------------
                                                                              (in thousands, except share amounts)
Common equity:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 78,984,014 and 77,630,043 shares, respectively                           $790                $776
  Additional paid-in capital                                                          942,408             905,130
  Retained earnings                                                                   577,464             537,372
  Accumulated other comprehensive income                                              634,903             163,017
                                                                              ----------------   -----------------
                                                                                    2,155,565           1,606,295
                                                                              ----------------   -----------------

------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries:
  Par/Stated      Authorized       Shares                     Mandatory
     Value          Shares      Outstanding      Series       Redemption
     $ 100            *           449,765     4.40% - 6.20%       No                   44,977              44,977
     $ 25             *           599,460         6.50%           No                   14,986              14,986
     $ 50          466,406        366,406     4.30% - 6.10%       No                   18,320              18,320
     $ 50             **          216,381     4.36% - 7.76%       No                   10,819              10,819
     $ 50             **          545,000         6.40%           Yes ***              27,250              27,250
                                                                              ----------------   -----------------
                                                                                      116,352             116,352
    Less:  unamortized expenses                                                        (2,714)             (2,854)
                                                                              ----------------   -----------------
                                                                                      113,638             113,498
                                                                              ----------------   -----------------
*      3,750,000 authorized shares in total
**    2,000,000 authorized shares in total
***  $53.20 mandatory redemption price

------------------------------------------------------------------------------------------------------------------
Long-term debt:
  IES Utilities Inc. -
    Collateral Trust Bonds:
      7.65% series, due 2000                                                           50,000              50,000
      7.25% series, due 2006                                                           60,000              60,000
      6-7/8% series, due 2007                                                          55,000              55,000
      6% series, due 2008                                                              50,000              50,000
      7% series, due 2023                                                              50,000              50,000
      5.5% series, due 2023                                                            19,400              19,400
                                                                              ----------------   -----------------
                                                                                      284,400             284,400
    First Mortgage Bonds:
      Series Y, 8-5/8%, due 2001                                                       60,000              60,000
      Series Z, 7.6%, retired in 1999                                                       -              50,000
      9-1/8% series, due 2001                                                          21,000              21,000
      7-1/4% series, due 2007                                                          30,000              30,000
                                                                              ----------------   -----------------
                                                                                      111,000             161,000
    Pollution control obligations:
      5.75%, due serially 2000 to 2003                                                  2,996               3,136
      Variable rate (5.45% at December 31, 1999), due 2000 to 2010                     11,100              11,100
      Variable/fixed rate series 1998 (4.25% through 2003), due 2023                   10,000              10,000
                                                                              ----------------   -----------------
                                                                                       24,096              24,236
    Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025                      50,000              50,000
    Senior Debentures, 6-5/8%, due 2009                                               135,000             135,000
                                                                              ----------------   -----------------
        Total IES Utilities Inc.                                                      604,496             654,636
                                                                              ----------------   -----------------


                                                ALLIANT ENERGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CAPITALIZATION (Continued)

                                                                                                      December 31,
                                                                                                 1999               1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Wisconsin Power and Light Company -
    First Mortgage Bonds:
      1984 Series A, variable rate (5.00% at December 31, 1999), due 2014                        $8,500             $8,500
      1988 Series A, variable rate (5.60% at December 31, 1999), due 2015                        14,600             14,600
      1990 Series V, 9.3%, due 2025                                                              27,000             27,000
      1991 Series A-D, variable rate (4.75% at December 31, 1999), due 2000 to 2015              33,875             33,875
      1992 Series W, 8.6%, due 2027                                                              90,000             90,000
      1992 Series X, 7.75%, due 2004                                                             62,000             62,000
      1992 Series Y, 7.6%, due 2005                                                              72,000             72,000
                                                                                       -----------------   ----------------
                                                                                                307,975            307,975
    Unsecured Debt:
      Debentures, 7%, due 2007                                                                  105,000            105,000
      Debentures, 5.7%, due 2008                                                                 60,000             60,000
                                                                                       -----------------   ----------------
        Total Wisconsin Power and Light Company                                                 472,975            472,975
                                                                                       -----------------   ----------------

  Interstate Power Company -
    First Mortgage Bonds:
      8% series, due 2007                                                                        25,000             25,000
      8-5/8% series, due 2021                                                                    25,000             25,000
      7-5/8% series, due 2023                                                                    94,000             94,000
                                                                                       -----------------   ----------------
                                                                                                144,000            144,000
    Pollution Control Revenue Bonds:
      6-3/8%, retired in 1999                                                                         -             10,950
      5.75%, due 2003                                                                             1,000              1,000
      6.25%, due 2009                                                                             1,000              1,000
      6.30%, due 2010                                                                             5,600              5,600
      6.35%, due 2012                                                                             5,650              5,650
      Variable/fixed rate series 1998 (4.30% through 2003), due 2005 to 2008                      4,950              4,950
      Variable/fixed rate series 1999 (4.05% through 2004), due 2010                              3,250                  -
      Variable/fixed rate series 1999 (4.20% through 2004), due 2013                              7,700                  -
                                                                                       -----------------   ----------------
                                                                                                 29,150             29,150
                                                                                       -----------------   ----------------
        Total Interstate Power Company                                                          173,150            173,150
                                                                                       -----------------   ----------------

  Alliant Energy Resources, Inc. -
    Credit facility                                                                                   -            252,505
    7-3/8% senior notes, due 2009                                                               250,000                  -
    Multifamily Housing Revenue Bonds issued by various housing and
      community development authorities, 4.75% - 7.55%, due 2000 to 2036                         34,095             35,494
    Other subsidiaries' debt, 0% - 10.75%, due 2000 to 2042                                      45,926             57,579
                                                                                       -----------------   ----------------
        Total Alliant Energy Resources, Inc.                                                    330,021            345,578
                                                                                       -----------------   ----------------

  Alliant Energy Corporation -
    8.59% senior notes, due 2004                                                                 24,000             24,000
                                                                                       -----------------   ----------------
                                                                                              1,604,642          1,670,339
                                                                                       -----------------   ----------------
  Less:
    Current maturities                                                                          (54,795)           (63,414)
    Variable rate demand bonds                                                                  (55,100)           (56,975)
    Unamortized debt premium and (discount), net                                                 (7,982)            (6,819)
                                                                                       -----------------   ----------------
Total long-term debt                                                                          1,486,765          1,543,131
                                                                                       -----------------   ----------------

---------------------------------------------------------------------------------------------------------------------------

Total capitalization                                                                         $3,755,968         $3,262,924
                                                                                       =================   ================

---------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    ALLIANT ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                                                                          Accumulated
                                                                         Additional                          Other         Total
                                                             Common       Paid-In       Retained         Comprehensive     Common
                                                              Stock       Capital       Earnings         Income (Loss)     Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
1997:
Beginning balance (a)                                          $758       $850,848       $582,429            ($809)     $1,433,226
 Comprehensive income:
   Net income                                                                             144,578                          144,578
   Other comprehensive income (loss):
       Unrealized gains on securities, net of tax (b)                                                      174,688         174,688
       Foreign currency translation adjustments                                                                (20)            (20)
       Minimum pension liability adjustment, net of tax (c)                                                   (347)           (347)
                                                                                                                      -------------
   Total comprehensive income                                                                                              318,899

 Common stock dividends                                                                  (145,631)                        (145,631)
 Common stock issued                                              7         18,138                                          18,145
 Treasury stock                                                                (83)                                            (83)
                                                      --------------  -------------  -------------  ---------------   -------------
Ending balance                                                  765        868,903        581,376          173,512       1,624,556

1998:
 Comprehensive income:
   Net income                                                                              96,675                           96,675
   Other comprehensive income (loss):
       Unrealized losses on securities, net of tax (b)                                                      (4,589)         (4,589)
       Foreign currency translation adjustments                                                             (7,062)         (7,062)
       Minimum pension liability adjustment, net of tax (c)                                                  1,156           1,156
                                                                                                                      -------------
   Total comprehensive income                                                                                               86,180

 Common stock dividends                                                                  (140,679)                        (140,679)
 Common stock issued                                             11         36,263                                          36,274
 Treasury stock                                                                (36)                                            (36)
                                                      --------------  -------------  -------------  ---------------   -------------
Ending balance                                                  776        905,130        537,372          163,017       1,606,295

1999:
 Comprehensive income:
   Net income                                                                             196,581                          196,581
   Other comprehensive income (loss):
       Unrealized gains on securities:
          Unrealized holding gains arising
             during period, net of tax (b)                                                                 499,668         499,668
          Less: reclassification adjustment for gains
             included in net income, net of tax of $14,986                                                 (25,286)        (25,286)
                                                                                                    ---------------   -------------
       Net unrealized gains                                                                                474,382         474,382
                                                                                                    ---------------   -------------
       Foreign currency translation adjustments                                                             (2,496)         (2,496)
                                                                                                                      -------------
   Total comprehensive income                                                                                              668,467

 Common stock dividends                                                                  (156,489)                        (156,489)
 Common stock issued                                             14         37,278                                          37,292
                                                      --------------  -------------  -------------  ---------------   -------------
Ending balance                                                 $790       $942,408       $577,464         $634,903      $2,155,565
                                                      ==============  =============  =============  ===============   =============

-----------------------------------------------------------------------------------------------------------------------------------

(a)  The beginning accumulated other comprehensive income (loss) balance was all related to Alliant Energy's minimum pension liability adjustment.
(b)  Net of tax expense (benefit) of $124,271, ($3,218) and $351,314 in 1997, 1998 and 1999, respectively.
(c)  Net of tax expense (benefit) of ($243) and $808 in 1997 and 1998, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           ALLIANT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The Consolidated Financial Statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned holding company, incorporated in Wisconsin, whose primary subsidiaries are IESU, WP&L, IPC, Resources and Corporate Services. IESU, WP&L and IPC are engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water and steam services in selective markets. The principal markets of IESU, WP&L and IPC are located in Iowa, Wisconsin, Minnesota and Illinois. Resources (through its numerous direct and indirect subsidiaries) provides energy products and services to domestic and international markets; provides industrial services including environmental, engineering and transportation services; invests in affordable housing initiatives; and invests in various other strategic initiatives. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting IESU, WP&L and IPC, have been eliminated from the Consolidated Financial Statements. Such energy-related transactions are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The financial statements are prepared in conformity with generally accepted accounting principles, which give recognition to the rate making and accounting practices of FERC and state commissions having regulatory jurisdiction. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation.

Unconsolidated investments for which Alliant Energy has at least a 20% voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy's equity in net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income and decreased for any dividends received. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

The preparation of the financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Regulation - Alliant Energy is a registered public utility holding company subject to regulation by the SEC under PUHCA. IESU, WP&L and IPC are subject to regulation by the FERC and their respective state regulatory commissions (IUB, PSCW, MPUC and ICC).

(c) Regulatory Assets - IESU, WP&L and IPC are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. At December 31, 1999 and 1998, regulatory assets of $297.0 million and $315.3 million, respectively, were comprised of the following items (in millions):

                                                       IESU                     WP&L                    IPC
                                                --------------------    ---------------------    ------------------
                                                  1999       1998         1999       1998         1999      1998
                                                ---------- ---------    ---------- ----------    -------- ---------
Tax-related (Note 1(d))                            $83.0      $81.4       $43.4      $49.3         $29.7    $29.8
Energy efficiency program costs                     22.2       39.8         7.0        --           23.9     25.9
Environmental liabilities (Note 12(f))              32.4       35.2        19.1       19.5          15.7     17.5
Other                                                4.0        5.0        16.4       11.2           0.2      0.7
                                                ---------- ---------    ---------- ----------    -------- ---------
                                                  $141.6     $161.4       $85.9      $80.0         $69.5    $73.9
                                                ========== =========    ========== ==========    ======== =========

Refer to the individual notes referenced above for a further discussion of certain items reflected in regulatory assets. If a portion of IESU's, WP&L's or IPC's operations become no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, IESU, WP&L or IPC would be required to determine any impairment to other assets and write-down such assets to their fair value.

(d) Income Taxes - Alliant Energy follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. As part of the affordable housing and oil and gas production businesses, Alliant Energy is eligible to claim certain tax credits. These tax credits reduce current federal taxes to the extent Alliant Energy has consolidated taxes payable.

Consistent with Iowa rate making practices for IESU and IPC, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IESU and IPC have recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(c). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WP&L established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates.

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

(e) Common Shares Outstanding - Weighted average common shares outstanding used to calculate basic and diluted earnings per share for 1999, 1998 and 1997 were as follows:


                         Weighted Average                                   1999              1998             1997
--------------------------------------------------------------------    -------------     -------------    -------------
Common shares outstanding - basic earnings per share calculation          78,352,186        76,912,219       76,209,935
Effect of dilutive securities                                                 42,961            16,412            2,138
Common shares - diluted earnings per share calculation                    78,395,147        76,928,631       76,212,073

In 1999, 1,275,355 options to purchase shares of common stock, with an average exercise price of $30.55, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

(f) Temporary Cash Investments - Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition.

(g) Depreciation of Utility Property, Plant and Equipment - IESU, WP&L and IPC use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The remaining life of DAEC, of which IESU is a co-owner, is based on the NRC license end-of-life of 2014. The remaining life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2002 (prior to May 1997 the calculation was based on the NRC license end-of-life of 2013). Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed in
Note 12(h). The average rates of depreciation for electric and gas properties of IESU, WP&L and IPC, consistent with current rate making practices, were as follows:

                  IESU                      WP&L                      IPC
         ------------------------  ------------------------  -----------------------
          1999    1998    1997      1999    1998    1997      1999    1998   1997
         ------------------------  ------------------------  -----------------------
Electric  3.5%    3.5%    3.5%      3.6%    3.6%     3.6%     3.6%    3.6%   3.6%
Gas       3.5%    3.5%    3.5%      3.9%    3.8%     3.8%     3.6%    3.4%   3.4%

(h) Property, Plant and Equipment - Utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead and administrative costs and AFUDC. At December 31, 1999, IESU had $25.6 million of acquisition adjustments, net of accumulated amortization, included in utility plant ($6 million of such balance is currently being recovered in IESU's rates). AFUDC, which represents the cost during the construction period of funds used for construction purposes, is capitalized as a component of the cost of utility plant. The amount of AFUDC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated. The aggregate gross rates used were as follows:

                1999           1998          1997
             ------------   ------------  ------------
IESU            7.9%           8.9%          6.7%
WP&L            5.4%           5.2%          6.2%
IPC             5.3%           7.0%          6.0%

Other property, plant and equipment is recorded at original cost. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Normal repairs, maintenance and minor items of utility plant and other property, plant and equipment are expensed. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized.

(i) Operating Revenues - Alliant Energy accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses. In the third quarter of 1999, Alliant Energy recorded a $9 million increase in the estimate of utility services rendered but unbilled at month-end. This change was a result of the implementation of a refined estimation process compared with the unbilled revenues recorded at June 30, 1999 using the estimation process in effect at that time. In accordance with an order from the PSCW, effective January 1, 1998, off-system gas sales for WP&L are included in the Consolidated Statements of Income as a reduction of the cost of gas sold rather than as gas revenues. Off-system gas sales at WP&L were $12.8 million, $11.5 million and $11.1 million in 1999, 1998 and 1997, respectively.

(j) Utility Fuel Cost Recovery - IESU's and IPC's tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel and purchased energy and in the cost of natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Electric and steam production fuels" and "Cost of utility gas sold" in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers. At IESU and IPC, purchased capacity costs are not recovered from electric customers through energy adjustment clauses. Recovery of these costs must be addressed in base rates in a formal rate proceeding.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. WP&L has a gas performance incentive which includes a sharing mechanism whereby 40% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WP&L rather than refunded to or recovered from customers.

(k) Nuclear Refueling Outage Costs - The IUB allows IESU to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. As these revenues are collected, an equivalent amount is charged to other operation and maintenance expenses with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures.
Operating expenses incurred during refueling outages at Kewaunee are expensed by WP&L as incurred.

(l) Nuclear Fuel - Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatt-hours generated.

(m) Translation of Foreign Currency - Assets and liabilities of international investments, where the local currency is the functional currency, have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income.

(n) Derivative Financial Instruments - From time to time, Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices and volatility in a portion of natural gas sales volumes due to weather. These instruments are used to mitigate risks and are not to be used for speculative purposes. Under the deferral method of accounting, gains and losses related to derivatives that qualify as hedges are recognized in earnings when the underlying hedged item or physical transaction is recognized in income.

Alliant Energy is exposed to losses related to financial instruments in the event of counterparties' nonperformance. Alliant Energy has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate its exposure to counterparty credit risk. Alliant Energy is not aware of any counterparties that will fail to meet their obligations.

Refer to Note 11 for a further discussion of Alliant Energy's derivative financial instruments.

(2)  MERGER
On April 21, 1998, IES, WPLH and IPC completed a merger forming Alliant Energy. The merger was accounted for as a pooling of interests and the accompanying Consolidated Financial Statements, along with the related notes, are presented as if the companies were combined as of the earliest period presented.

In association with the merger, Alliant Energy eliminated 167 positions in 1998. As a result, Alliant Energy recorded $15 million of expenses during 1998 in "Other operation" expense related to the employee separation benefits to be paid to the impacted employees. The bulk of the positions eliminated were administrative in nature and resulted from no longer needing certain duplicative positions given the consolidation of the three companies. The departure dates for the impacted employees varied based on the need for their services during the transition period as well as certain other factors. The balance of the accrual at December 31, 1999 and 1998 was $1.0 million and $5.7 million, respectively. As of December 31, 1999, all of the terminated employees had actually left the organization. As of December 31, 1998, 156 of the terminated employees had actually left the organization. The balance remaining in the accrued liability at December 31, 1999 related to payments to certain terminated executives that were being paid out over a 18-36 month period pursuant to the terms of their respective severance agreements. The only significant adjustments made to the liability after the initial accrual were to reflect the actual payments of the employee separation benefits.

In association with the merger, Alliant Energy entered into a three-year consulting agreement, which expires in the second quarter of 2001, with Wayne Stoppelmoor, the Chief Executive Officer of IPC prior to the consummation of the merger. Under the terms of the consulting agreement, Mr. Stoppelmoor, who also serves as Vice Chairman of Alliant Energy's Board of Directors, receives annual fees of $324,500, $324,500 and $200,000 for his services during the respective periods of the agreement.

(3)  LEASES
IESU has a capital lease covering its 70% undivided interest in nuclear fuel purchased for DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one-year extensions and IESU intends to continue exercising such extensions. Interest costs under the lease are based on commercial paper costs incurred by the lessor. IESU is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel. The lessor has a $45 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party. Annual nuclear fuel lease expenses (included in "Electric and steam production fuels" in the Consolidated Statements of Income) for 1999, 1998 and 1997 were $12.7 million, $14.2 million and $16.6 million, respectively.

Alliant Energy's operating lease rental expenses for 1999, 1998 and 1997 were $24.6 million, $21.6 million and $20.3 million, respectively. Alliant Energy's future minimum lease payments by year are as follows (in millions):

                                                 Capital            Operating
Year                                              Leases             Leases
------------------------------------------    ---------------    ----------------
2000                                               $15.6               $24.0
2001                                                10.6                20.1
2002                                                 8.7                15.3
2003                                                 4.3                12.9
2004                                                 3.9                10.5
Thereafter                                           1.3                39.1
                                              ---------------
                                                                 ----------------
                                                    44.4              $121.9
                                                                 ================
Less:  Amount representing interest                  5.0
                                              ---------------
Present value of net minimum
    capital lease payments                         $39.4
                                              ===============

(4)  UTILITY ACCOUNTS RECEIVABLE
Utility customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1999, Alliant Energy was serving a diversified base of residential, commercial and industrial customers and did not have any significant concentrations of credit risk.

Similar accounts receivable financing arrangements exist for two of Alliant Energy's utility subsidiaries, IESU and WP&L. In both cases, the utility subsidiaries sell up to a pre-determined maximum amount of accounts receivable to a financial institution on a limited recourse basis. Accounts receivable sold include receivables arising from sales to customers and to other public, municipal and cooperative utilities, as well as from billings to the co-owners of the jointly-owned electric generating plants operated by utility subsidiaries of Alliant Energy. The amounts are discounted at the then-prevailing market rate and additional administrative fees are payable according to the activity levels undertaken. All billing and collection functions remain the responsibility of the respective utilities. Specifics of the two agreements include (dollars in millions):

                                                            IESU           WP&L
                                                         -----------    -----------
Year agreement expires                                     2000           2000
Maximum amount of receivables that can be sold              $65           $150
Effective 1999 all-in cost                                 5.58%          5.58%
Average monthly sale of receivables - 1999                  $55            $73
                                    - 1998                  $63            $83
Receivables sold at December 31, 1999                       $59            $67

For additional information on the accounts receivable programs, refer to the "Liquidity and Capital Resources - Financing and Capital Structure" section of MD&A.

(5)  RESOURCES SUMMARY FINANCIAL INFORMATION
Summary financial information for Resources was as follows (in millions):

                                                          December 31, 1999      December 31, 1998
                                                         ---------------------  ---------------------
Current assets                                                   $132.4                  $92.1
Non-current assets                                              1,716.2                  777.1
Current liabilities                                               197.7                   63.6
Non-current liabilities (excludes minority interest)              502.8                  160.3
Minority interest (primarily real estate joint ventures)            7.2                    6.2

Refer to the "Non-regulated Businesses" column of Note 14 for summary income statement data of Resources. Alliant Energy has not presented separate financial statements for Resources because it is a wholly-owned subsidiary of Alliant Energy and because management has determined that such information is not material to holders of senior notes of Resources. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the senior notes.

(6)  INCOME TAXES
The components of federal and state income taxes for Alliant Energy for the years ended December 31 were as follows (in millions):

                                           1999        1998        1997
                                         ---------   ---------   ---------
Current tax expense                        $142.7       $92.5      $99.6
Deferred tax expense                        (10.8)      (22.2)      (6.1)
Amortization of investment tax credits       (5.5)       (5.6)      (5.6)
Affordable housing tax credits               (5.9)       (6.6)      (6.2)
                                         ---------   ---------   ---------
                                           $120.5       $58.1      $81.7
                                         =========   =========   =========

The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes and preferred dividend requirements of subsidiaries.

                                                                1999             1998              1997
                                                            -------------    --------------    -------------
Statutory federal income tax rate                               35.0%            35.0%              35.0%
    State income taxes, net of federal benefits                  6.4              8.0                6.4
    Affordable housing tax credits                              (1.9)            (4.1)              (2.7)
    Amortization of investment tax credits                      (1.7)            (3.4)              (2.4)
    Adjustment of prior period taxes                            (1.7)            (0.4)              (2.2)
    Merger expenses                                              --               2.4                0.5
    Oil and gas production credits                              (1.0)            (1.6)              (0.6)
    Property donation                                           (0.3)            (1.5)              (1.1)
    Effect of rate making on property related differences        2.2              1.8                1.1
    Other items, net                                             0.2             (0.2)               1.1
                                                            -------------    --------------    -------------
Overall effective income tax rate                               37.2%            36.0%              35.1%
                                                            =============    ==============    =============

The accumulated deferred income taxes (assets) and liabilities as set forth below on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                            1999        1998
                                         ---------   ---------
Property related                           $669.5      $677.7
McLeod investment                           455.1       121.1
Other                                      (106.1)     (107.2)
                                         ---------   ---------
                                         $1,018.5      $691.6
                                         =========   =========

Deferred tax liabilities are not recognized for temporary differences related to investments in foreign subsidiaries and in unconsolidated foreign affiliates that are essentially permanent in duration. As of December 31, 1999, Alliant Energy had not recorded a U.S. tax provision of approximately $1.4 million relating to approximately $4.1 million of unremitted earnings from two of its investments in China as these earnings are expected to be reinvested permanently overseas in China.

(7)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has several non-contributory defined benefit pension plans that cover substantially all of its employees who are subject to a collective bargaining agreement. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Eligible employees of Alliant Energy that are not subject to a collective bargaining agreement are covered by the Alliant Energy Cash Balance Pension Plan, a non-contributory defined benefit pension plan. During each year of service, Alliant Energy credits each participant's account with a benefit credit equal to 5% of base pay as well as a guaranteed minimum interest credit equal to 4%. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. Alliant Energy's policy is to fund all of the pension plans at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act of 1974, as amended, and that does not exceed the maximum tax deductible amount for the year.

Alliant Energy also provides certain other postretirement benefits to retirees, including medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and, in some cases, retiree life insurance. IESU's and IPC's funding policy for other postretirement benefits is generally to fund an amount up to the cost calculated using SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," while WP&L's funding policy is generally to fund tax deductible amounts up to the incurred but unclaimed paid medical claim reserve and tax deductible amounts (if any) to the retiree medical account within the Cash Balance Pension Plan.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                                Qualified Pension Benefits           Other Postretirement Benefits
                                           --------------------------------------  -----------------------------------
                                              1999          1998         1997        1999        1998         1997
                                           ------------ -------------  ----------  ----------  ----------  -----------
Discount rate                                 7.75%        6.75%         7.25%       7.75%       6.75%       7.25%
Expected return on plan assets                 9%            9%          8-9%         9%          9%          8-9%
Rate of compensation increase               3.5-4.5%      3.5-4.5%     3.5-5.0%      3.5%        3.5%         3.5%
Medical cost trend on covered charges:
      Initial trend range                      N/A          N/A           N/A         7%          8%           8%
      Ultimate trend range                     N/A          N/A           N/A         5%         5-6%       5.0-6.5%

The components of Alliant Energy's qualified pension benefits and other postretirement benefits costs are as follows (in millions):
                                                  Qualified Pension Benefits           Other Postretirement Benefits
                                              ------------------------------------    ---------------------------------
                                                1999          1998         1997        1999        1998         1997
                                              ----------    ----------    --------    --------    --------    ---------
Service cost                                    $12.8         $13.8        $13.1        $5.5       $5.1          $4.7
Interest cost                                    35.6          35.4         32.2        10.4        9.7           9.8
Expected return on plan assets                  (46.2)        (47.2)       (39.0)       (5.0)      (3.7)         (2.6)
Amortization of:
   Transition obligation (asset)                 (2.4)         (2.4)        (2.4)        4.3        4.7           4.9
   Prior service cost                             2.5           2.8          2.5        (0.3)      (0.3)         (0.3)
   Actuarial loss (gain)                          0.2          (0.9)          --        (0.8)      (1.2)         (0.2)
                                               ----------    ----------   --------    --------    --------    --------
Total                                            $2.5          $1.5         $6.4       $14.1      $14.3         $16.3
                                              ==========    ==========    ========    ========    ========    =========

During 1998 and 1997, Alliant Energy recognized an additional $10.3 million and $5.1 million, respectively, of costs in accordance with SFAS 88. The charges were for severance and early retirement programs in the respective years. In addition, during 1999, 1998 and 1997, Alliant Energy recognized $0.5 million, $10.2 million and $1.7 million, respectively, of curtailment charges relating to Alliant Energy's other postretirement benefits.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 1999, holding all other assumptions constant, would have the following effects (in millions):

                                                             1 Percent        1 Percent
                                                              Increase         Decrease
                                                          ---------------  ---------------
Effect on total of service and interest cost components         $2.5           ($2.0)
Effect on postretirement benefit obligation                    $14.0          ($11.6)

A reconciliation of the funded status of Alliant Energy's plans to the amounts recognized on Alliant Energy's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                       Qualified Pension Benefits       Other Postretirement Benefits
                                                       ----------------------------     -------------------------------
                                                          1999            1998              1999              1998
                                                       -----------     ------------     --------------    -------------
Change in benefit obligation:
  Net benefit obligation at beginning of year              $528.4          $474.2           $153.3            $146.4
  Service cost                                               12.8            13.8              5.5               5.1
  Interest cost                                              35.6            35.4             10.4               9.7
  Plan participants' contributions                           --              --                1.5               1.3
  Plan amendments                                            --              (2.5)            (2.5)             --
  Actuarial loss (gain)                                     (60.7)           24.8            (29.9)             (3.6)
  Curtailments                                               --              (3.0)            (0.3)              1.9
  Special termination benefits                               --              10.7             --                --
  Gross benefits paid                                       (35.1)          (25.0)           (10.2)             (7.5)
                                                       -----------     ------------     --------------    -------------
    Net benefit obligation at end of year                   481.0           528.4            127.8             153.3
                                                       -----------     ------------     --------------    -------------

Change in plan assets:
  Fair value of plan assets at beginning of year            506.3           529.1             55.1              50.7
  Actual return on plan assets                               54.7             2.2              8.2               2.5
  Employer contributions                                     --              --               13.6               7.0
  Plan participants' contributions                           --              --                1.6               1.3
  401(h) assets recognized                                   --              --               --                 1.1
  Gross benefits paid                                       (35.1)          (25.0)           (10.2)             (7.5)
                                                       -----------     ------------     --------------    -------------
    Fair value of plan assets at end of year                525.9           506.3             68.3              55.1
                                                       -----------     ------------     --------------    -------------

Funded status at end of year                                 44.9           (22.1)           (59.5)            (98.2)
Unrecognized net actuarial loss (gain)                      (39.0)           30.3            (39.3)             (7.5)
Unrecognized prior service cost                              23.2            25.8             (1.5)             (1.7)
Unrecognized net transition obligation (asset)               (8.2)          (10.6)            52.4              60.6
                                                       -----------     ------------     --------------    -------------
    Net amount recognized at end of year                    $20.9           $23.4           ($47.9)           ($46.8)
                                                       ===========     ============     ==============    =============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
    Prepaid benefit cost                                    $39.1           $38.9             $0.6              $0.9
    Accrued benefit cost                                    (18.2)          (15.5)           (48.5)            (47.7)
    Additional minimum liability                             --              (7.7)            --                --
    Intangible asset                                         --               7.7             --                --
                                                       -----------     ------------     --------------    -------------
    Net amount recognized at measurement date                20.9            23.4            (47.9)            (46.8)
                                                       -----------     ------------     --------------    -------------

Contributions paid after 9/30 and prior to 12/31             --              --                6.9               6.8
                                                       -----------     ------------     --------------    -------------
    Net amount recognized at 12/31                          $20.9           $23.4           ($41.0)           ($40.0)
                                                       ===========     ============     ==============    =============

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $121.3 million and $58.7 million, respectively, as of September 30, 1999 and $146.5 million and $45.3 million, respectively, as of September 30, 1998. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $231.4 million, $225.9 million and $219.8 million, respectively, as of September 30, 1999 and $250.5 million, $241.1 million and $217.9 million, respectively, as of September 30, 1998.

Alliant Energy also sponsors several non-qualified pension plans which cover certain current and former officers. At December 31, 1999 and 1998, the funded balances of such plans totaled approximately $5 million. Alliant Energy's pension benefit obligation under these plans was $28.0 million and $25.8 million at December 31, 1999 and 1998, respectively. Alliant Energy's pension expense under these plans was $2.5 million, $4.5 million, and $3.7 million in 1999, 1998 and 1997, respectively.

A significant number of Alliant Energy employees also participate in defined contribution pension plans (401(k) plans). Alliant Energy's contributions to the plans, which are based on the participants' level of contribution, were $7.4 million, $7.7 million, and $5.5 million in 1999, 1998 and 1997, respectively.

(b) Long-Term Equity Incentive Plan - Alliant Energy has a long-term equity incentive plan which permits the grant of non-qualified stock options, incentive stock options, restricted stock, performance shares and performance units to key employees. As of December 31, 1999, non-qualified stock options, restricted stock, performance shares and performance units had been granted to key employees. The maximum number of shares of Alliant Energy common stock that may be issued under the plan may not exceed 3.8 million (no awards may be granted on or after January 22, 2004).

Options are granted at the fair market value of the shares on the date of grant. The options vest over three years and expire no later than 10 years after the grant date with the exception of participants that retire. Their options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Participants' options that are not vested become forfeited when the participant leaves Alliant Energy and their vested options expire after three months. A summary of the stock option activity for 1999, 1998 and 1997 is as follows:

                                                 1999                        1998                       1997
                                        ------------------------    ------------------------   ------------------------
                                                      Weighted                   Weighted                   Weighted
                                                       Average                    Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                           Shares       Price          Shares       Price         Shares       Price
                                        ------------------------    ------------------------   ------------------------
Outstanding at beginning of year            751,084      $30.83        191,800      $28.98        114,150     $29.56
Options granted                             824,564       29.88        636,451       31.32         77,650      28.12
Options exercised                                --         --                       28.59             --        --
                                                                        (8,900)
Options forfeited                           (32,620)      30.55                      30.49             --        --
                                                                       (68,267)
                                        ------------------------    ------------------------   ------------------------
Outstanding at end of year                1,543,028      $30.32        751,084      $30.83        191,800     $28.98
                                        ========================    ========================   ========================
Exercisable at end of year                  333,782      $30.80         38,250      $27.50             --        --


The range of exercise prices for the options outstanding at December 31, 1999 was $27.50 to $31.56.

The value of the options at the grant date using the Black-Scholes pricing method is as follows:

                                                             1999             1998            1997
                                                          ------------     ------------    ------------
Value of options based on Black-Scholes model                $4.71            $4.93           $3.30
Volatility                                                   20.2%             21%             15%
Risk free interest rate                                      5.78%            5.75%           6.43%
Expected life                                              10 years         10 years        10 years
Expected dividend yield                                      6.69%            7.00%           7.00%

Alliant Energy follows APB 25, "Accounting for Stock Issued to Employees," to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for the plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123 "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                                   1999       1998       1997
                                                  -------   --------   --------
Pro forma net income (in millions)                $192.7      $93.5     $144.3
Pro forma earnings per share (basic and diluted)    $2.46      $1.22      $1.89


In 1999, 65,752 shares of restricted stock were awarded, all of which were outstanding at December 31, 1999, and are restricted for a three-year period. Any unvested shares of restricted stock become fully vested upon retirement. Participants' restricted stock becomes forfeited when the participant leaves Alliant Energy. Alliant Energy follows APB 25 to account for restricted stock. Compensation cost, which is recognized over the three-year restriction period, was $0.4 million in 1999. Prior to the merger, various restricted stock awards were granted under the former IES Long-Term Incentive Plan. For most of the awards, restrictions lapsed effective with the merger. Compensation cost of $0.4 million, $1.3 million and $0.4 million was recognized in 1999, 1998 and 1997, respectively.

The payout to key employees of Corporate Services for performance units/shares is contingent upon achievement of specified levels of total return to shareowners of Alliant Energy compared with an investor-owned utility peer group over a three-year period (the payout is contingent upon achievement of specified earnings growth for key employees of Resources). Performance units/shares are paid out in cash or shares of Alliant Energy's common stock and are modified by a performance multiplier, which ranges from 0 to 2.00 based on the three-year average performance criteria. Performance shares have an intrinsic value equal to the market price of a share on the date of grant and performance units represent accumulated dividends on the shares underlying the non-qualified stock options based on the annual dividend rate at the grant date. Pursuant to APB 25, Alliant Energy accrues the expenses for these plans over the three-year period the services are performed. Alliant Energy recognized $1.6 million, $0.2 million and $0.4 million of expense for these plans in 1999, 1998 and 1997, respectively.

(8)  COMMON, PREFERRED AND PREFERENCE STOCK
(a) Common Stock - During 1999, 1998 and 1997, Alliant Energy issued 1,353,971 shares; 890,035 shares and 687,962 shares of common stock under its various stock plans, respectively. In addition, 260,039 shares were issued in 1998 in connection with the acquisition of oil and gas properties. At December 31, 1999, Alliant Energy had a total of 7.0 million shares available for issuance pursuant to its Shareowner Direct Plan, Long-Term Equity Incentive Plan and 401(k) Savings Plan. Alliant Energy has declared a quarterly dividend of 50 cents per share each quarter since the consummation of the merger.

During 1998 and 1997, Alliant Energy reacquired 1,133 shares and 3,278 shares, respectively, of its common stock on the open market. The shares were reacquired by IES prior to the consummation of the merger and were subsequently issued to various Alliant Energy directors and employees. At December 31, 1999, no shares remained held as treasury stock.

Alliant Energy has a Shareowner Rights Plan whereby rights will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of Alliant Energy's common stock. Each right will initially entitle shareowners to buy one-half of one share of Alliant Energy's common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right's then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right's per full share exercise price. The Board of Directors is also authorized to reduce the 15% thresholds to not less than 10%.

Alliant Energy's utility subsidiaries each have common stock dividend restrictions based on their respective bond indentures and articles of incorporation. Each utility has restrictions on the payment of common stock dividends that are commonly found with preferred stock. In addition, at IESU and IPC their ability to pay common stock dividends is restricted based on requirements associated with sinking funds. WP&L's common stock dividends are restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. Also at WP&L, in rate order UR-110, the PSCW ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded the level forecasted in the rate order.

All non-employee directors are eligible to receive a 25% matching contribution in Alliant Energy common stock for limited cash purchases, up to $10,000, of Alliant Energy's common stock through Alliant Energy's Shareowner Direct
Plan. Matching contributions of $2,500 each were made to nine directors in 1999.

(b) Preferred and Preference Stock - In 1993, IPC issued 545,000 shares of 6.40%, $50 par value preferred stock with a final redemption date of May 1, 2022. Under the provisions of the mandatory sinking fund, beginning in 2003, IPC is required to redeem annually $1.4 million of 6.40% preferred stock (27,250 shares).

The carrying value of Alliant Energy's cumulative preferred stock at December 31, 1999 and 1998 was $114 million and $113 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 1999 and 1998 was $97 million and $109 million, respectively.

(9)  DEBT
(a) Short-Term Debt - Alliant Energy maintains committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these committed lines of credit totaled $250 million as of December 31, 1999. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. Resources also maintains a revolving credit agreement with various banking institutions. The unborrowed portion of this agreement is also used to support Resources' commercial paper program. The amount available under this agreement as of December 31, 1999, was $150 million.

Resources is also party to a revolving 3-Year Credit Agreement with various banking institutions. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Resources' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At December 31, 1999, Resources had $139 million of commercial paper outstanding and backed by its 3-Year Credit Agreement with discount rates ranging from 5.90%-6.32%. Resources intends to continue issuing commercial paper backed by this facility and no conditions existed at December 31, 1999 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. As a result, Alliant Energy had been classifying this debt as long-term. However, since this agreement expires in October 2000, beginning in October 1999 this debt (including commercial paper backed by this facility) is now being classified as short-term.

Information regarding short-term debt is as follows (dollars in millions):

                                                            1999               1998                1997
                                                       ----------------   ----------------    ---------------
As of year end:
   Commercial paper outstanding                             $374.7              $64.5              $114.5
   Notes payable outstanding                                 $50.0              $51.8               $42.0
   Discount rates on commercial paper                     5.60-6.50%         5.10-6.55%          5.82-5.90%
   Interest rates on notes payable                             6.30%         5.44-7.00%          5.00-5.90%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)                 $185.9             $126.6              $211.0
   Average interest rate on short-term debt                    5.44%              5.55%               5.61%

(b) Long-Term Debt - IESU's Indentures and Deeds of Trust securing its First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property. IESU's Indenture and Deed of Trust securing its Collateral Trust Bonds constitutes a second lien on substantially all tangible public utility property while First Mortgage Bonds remain outstanding. Substantially all of WP&L's and IPC's utility plant is secured by their First Mortgage Bonds. WP&L also maintains an unsecured indenture relating to the issuance of debt securities. In addition, Alliant Energy's long-term debt includes unsecured debentures, notes payable and revenue bonds related to its affordable housing properties.

Debt maturities (excluding periodic sinking fund requirements, which will not require additional cash expenditures) for 2000 to 2004 are $54.8 million, $84.4 million, $2.4 million, $7.5 million and $89.8 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

The carrying value of Alliant Energy's long-term debt at December 31, 1999 and 1998 was $1,597 million and $1,664 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 1999 and 1998 was $1,561 million and $1,753 million, respectively.

Refer to MD&A for a further discussion of Alliant Energy's debt.

(10) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS Information relating to various investments and financial instruments held by Alliant Energy is as follows (in millions):

                                                   December 31, 1999                        December 31, 1998
                                          -------------------------------------     -----------------------------------
                                                                    Gross                              Gross Unrealized
                                           Carrying    Fair      Unrealized         Carrying    Fair    Gains/(Losses)
                                            Value      Value   Gains/(Losses)        Value     Value
                                          ----------- -------- ----------------    ----------- ------- -----------------
Nuclear decommissioning trust funds:
     Equity securities                          $112     $112              $80            $98     $98               $56
     Debt securities                             159      159              (4)            128     128                 3
        Total                                    271      271               76            226     226                59
Investment in McLeod                           1,124    1,124            1,096            320     320               291
Investments in New Zealand/Australia             125      131               11             32      44             (0.1)

The fair market value of the New Zealand/Australia investments is generally based on quoted market prices. The difference in the carrying value and fair value relates to investments that are not marked to market under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying amount of Alliant Energy's current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since IESU, WP&L and IPC are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by Alliant Energy's shareowners.

Nuclear Decommissioning Trust Funds - As required by SFAS 115, IESU's and WP&L's debt and equity security investments in the nuclear decommissioning trust funds are classified as available for sale. The fair market value of the nuclear decommissioning trust funds is as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation. The funds realized gains from the sales of securities of $6.6 million, $1.2 million and $0.2 million in 1999, 1998 and 1997, respectively (cost of the investments based on specific identification were $111.7 million, $71.9 million and $68.6 million, respectively).

Investment in McLeod - Alliant Energy held 19.1 million and 20.6 million of shares of common stock (including 2.6 million unexercised vested options) in McLeod, a telecommunications company, at December 31, 1999 and 1998, respectively. The cost basis of the investment, net of the cost to exercise the options, was $28 million and $29 million at December 31, 1999 and 1998, respectively. McLeod declared a 2-for-1 stock split which was effective in July 1999 (the December 1998 shares have been adjusted for the split). Pursuant to the provisions of SFAS 115, Alliant Energy's investment in McLeod is considered an available-for-sale security thus the carrying value of the investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the Consolidated Balance Sheets and are a component of "Accumulated other comprehensive income." In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. Alliant Energy sold approximately 7% (1.4 million shares, as adjusted for the stock split) of its investment in McLeod in 1999, resulting in pre-tax gains of $40.3 million (proceeds of $40.9 million less a cost basis of $0.6 million as computed under the first-in-first-out (FIFO) method).

Alliant Energy entered into an agreement in November 1998, as amended, with McLeod whereby Alliant Energy's ability to sell the McLeod stock is subject to various restrictions. The agreement provides that until December 31, 2001, Alliant Energy and its affiliates generally may not sell or otherwise dispose of shares of McLeod stock beneficially owned by Alliant Energy and its affiliates, other than to a subsidiary of Alliant Energy, without the prior written consent of the Board of Directors of McLeod. However, the amended agreement provides that the Board of Directors of McLeod may permit Alliant Energy and its affiliates to sell a specified number of shares of McLeod stock per quarter during specified time periods. In addition, if Alliant Energy and its affiliates are not provided the opportunity to sell, on an annual basis, an aggregate number of shares of McLeod stock equal to 15% of the shares of McLeod stock owned by Alliant Energy and its affiliates as of December 31, 1998, then Alliant Energy may terminate the amended November 1998 agreement.

Investments in Foreign Entities - Alliant Energy has investments in foreign entities on its Consolidated Balance Sheets that included investments in several New Zealand and Australian utility entities, investments in several generation facilities in China and an investment in secured debentures of a development project in Mexico. The New Zealand and Australian investments are accounted for under the cost method and the China investments are accounted for under the equity method. The geographic concentration of these investments at December 31 was as follows (in millions):

                          1999       1998
                       ----------  ---------
New Zealand/Australia     $125        $32
China                       62         36
Mexico                      10         --
Other                        1          1
                       ----------  ---------
                          $198        $69
                       ==========  =========

Refer to Note 11 for a discussion of Alliant Energy's derivative financial instruments.

(11)  DERIVATIVE FINANCIAL INSTRUMENTS
Information relating to derivative financial instruments utilized by Alliant Energy is as follows:

(a) Interest Rate Swaps and Forward Contracts - In November 1999, Resources terminated its two interest rate swap agreements, each with notional amounts of $100 million of debt. The agreements converted variable rate debt into fixed rate debt and Resources received an insignificant settlement payment upon termination which was recorded as an offset to interest expense. On November 1, 1999, Resources entered into an interest rate forward contract with a notional amount of $250 million related to the anticipated issuance of $250 million of senior notes. The senior notes were priced on November 4, 1999, and the forward contract was settled, which resulted in a cash payment of $2.5 million by Resources. Because the fair value of the change in the forward contract was highly correlated to the fair value of the change in the senior notes, the $2.5 million is being deferred as an adjustment to the carrying value of the notes and amortized into interest expense over the life of the senior notes, which mature in 2009.

At December 31, 1999, WP&L had two interest rate swap agreements outstanding (both expiring in January 2000), with an aggregate notional amount of $30 million. The agreements converted variable rate debt into fixed rate debt. If WP&L had terminated the agreements at December 31, 1999, WP&L would have made an insignificant payment. Settlements on these swaps occurring during the year were recorded as a component of interest expense.

(b) Utility Gas Commodities Instruments - WP&L uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The notional amount of gas commodity swaps outstanding as of December 31, 1999 and 1998 was 1.9 million and 5.8 million dekatherms, respectively. Unrealized gains/losses are deferred and accounted for as hedges of the fair value of the gas in storage as the indexed price WP&L pays is highly correlated to the market price that WP&L will receive from customers under the current rate making structure. If WP&L had terminated all of the agreements existing at December 31, 1999 and 1998, WP&L would have realized an estimated gain of $0.1 million and $0.8 million, respectively, based on current NYMEX gas futures contracts adjusted for the proper basis differential. Settlements of these swaps are recorded as an adjustment to the cost of gas sold in the period that coincides with the withdrawal and sale of the hedged gas in storage.

(c) Oil and Gas Commodities Instruments - Whiting is exposed to commodity price risk in the pricing of its oil and gas production. Alliant Energy entered into swap transactions in the third quarter of 1999 to hedge the ultimate sales price for approximately two-thirds of Whiting's anticipated gas production from November 1, 1999 through December 31, 2000. At December 31, 1999, the notional amount of these swaps was 13.4 million dekatherms and the estimated fair value was approximately $1.9 million. The fair value was determined based on the difference between the fixed price of the swaps and NYMEX futures prices, adjusted for the necessary basis differential. In December 1999, Alliant Energy entered into a crude oil swap to fix Whiting's ultimate sales price for 650 barrels per day from December 1, 1999 to December 31, 2000. At December 31, 1999, the estimated fair value of these swaps was approximately ($0.3) million, as determined by the difference between the fixed prices of the swaps and NYMEX futures prices for the appropriate delivery locations. Alliant Energy also used commodity derivative instruments to hedge a portion of the anticipated sales of Whiting's gas production during 1999. The notional amounts of these derivative instruments was 11,530,000 dekatherms, none of which were outstanding at December 31, 1999. The net settlements of such instruments resulted in Alliant Energy recognizing a pre-tax loss of $5.2 million in 1999. All of Whiting's gas and crude oil swaps are treated as hedges of the anticipated sales of Whiting's production as the notional amounts and fixed prices of these swaps are highly correlated to Whiting's volumes of production and the ultimate sales prices of such production. Settlements related to all of Whiting's swaps are recognized as income in the periods in which the swap is settled, which coincides with the sale of the hedged oil and gas production.

(d) Weather Derivatives - WP&L uses weather derivatives to reduce the impact of weather volatility on its natural gas sales volumes. In September 1998, WP&L entered into a non-exchange traded "weather collar" with a contract period commencing on November 1, 1998 and ending on March 31, 1999. The maximum amount to be paid or received under the collar was $5,000,000. WP&L recognized a gain in "Miscellaneous, net" on this collar of $2.5 million in the first quarter of 1999 upon termination of the collar. In August 1999, WP&L entered into a non-exchange traded "weather collar" with a contract period commencing on November 1, 1999 and ending on March 31, 2000. The maximum payment amount is $5,000,000. Pursuant to the requirements of EITF-99-2, WP&L is accounting for this instrument using the intrinsic value method and recognized an unrealized gain in "Miscellaneous, net" of $2.4 million in the fourth quarter of 1999.

(e) Nuclear Decommissioning Trust Fund Investments - WP&L entered into an equity collar that uses written options to mitigate the effect of significant market fluctuations on its common stock investments in its nuclear decommissioning trust funds. The program is designed to protect the portfolio's value while allowing the funds to earn a total return modestly in excess of long-term expectations over the two-year hedge period, which expires September 2000. The notional amount of the options was $78 million and $52 million at December 31, 1999 and 1998, respectively. The options are reported at fair market value each reporting period. These fair value changes do not impact net income as they are recorded as equally offsetting changes in the investment in nuclear decommissioning trust funds and accumulated depreciation. The option liability fair value exceeded the premium received by $17.8 million and $8.9 million at December 31, 1999 and December 31, 1998, respectively, as reported by the trustee.

(12)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Program - Plans for Alliant Energy's construction and acquisition program can be found elsewhere in this report in the "Liquidity and Capital Resources - Capital Requirements" section of MD&A.

(b) Purchased-Power, Coal and Natural Gas Contracts - Alliant Energy has entered into purchased-power capacity and coal contracts and its minimum commitments are as follows (dollars in millions, MWHs and tons in thousands):

                                       Coal
           Purchased-Power          (including
                                  transportation)
          -------------------  ----------------------
          Dollars     MWHs     Dollars       Tons
          --------  ---------  ---------  -----------
2000       $108.2    1,571       $63.2      16,227
2001         69.6      925        44.5      11,434
2002         47.0      280        19.6       5,991
2003         36.5      280        14.2       4,993
2004         25.2      219        11.7       3,878

Alliant Energy is in the process of negotiating several new coal contracts.
In addition, it expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs. Alliant Energy also has various natural gas supply, transportation and storage contracts outstanding. The minimum dekatherm commitments, in millions, for 2000-2004 are 185.6, 150.8, 133.2, 110.3 and 9.8, respectively. The minimum dollar commitments for 2000-2004, in millions, are $94.0, $70.3, $47.7, $40.0 and $3.2, respectively. The gas supply commitments are all index-based. Alliant Energy expects to supplement its natural gas supply with spot market purchases as needed.

(c) Information Technology Services - Alliant Energy has an agreement, expiring in 2004, with EDS for information technology services. Alliant Energy's anticipated operating and capital expenditures under the agreement for 2000 are estimated to total approximately $16 million. Future costs under the agreement are variable and are dependent upon Alliant Energy's level of usage of technological services from EDS.

(d) Financial Guarantees and Commitments - Alliant Energy has financial guarantees, which were generally issued to support third-party borrowing arrangements and similar transactions, amounting to $17 million and $18 million outstanding at December 31, 1999 and 1998, respectively. Such guarantees are not reflected in the consolidated financial statements. Management believes that the likelihood of Alliant Energy having to make any material cash payments under these agreements is remote.

In addition, as part of Alliant Energy's electricity trading joint venture with Cargill, both Alliant Energy and Cargill have made guarantees to certain counterparties regarding the performance of contracts entered into by the joint venture. Revocable guarantees of approximately $95 million and $50 million have been issued, of which approximately $20 million and $5 million were outstanding at December 31, 1999 and 1998, respectively. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by Alliant Energy and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

As of December 31, 1999 and 1998, Resources had extended commitments to provide $6.1 million and $19 million, respectively, in nonrecourse, permanent financing to developers which were secured by affordable housing properties. Alliant Energy anticipates other lenders will ultimately finance these properties.

(e) Nuclear Insurance Programs - Public liability for nuclear accidents is governed by the Price Anderson Act of 1988, which sets a statutory limit of $9.5 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, IESU provides this financial protection for a nuclear incident at DAEC through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($9.3 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the U.S. is subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. The owners of DAEC could be assessed a maximum of $88.1 million per nuclear incident, with a maximum of $10 million per incident per year (of which IESU's 70% ownership portion would be approximately $61.7 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years. On a similar note, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $36.1 million per incident, not to exceed $4.1 million payable in any given year.

IESU and WP&L are members of NEIL, which provides $1.9 billion of insurance coverage for IESU and $1.8 billion for WP&L on certain property losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expense incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IESU could be assessed annually a maximum of $1.9 million for NEIL primary property, $2.8 million for NEIL excess property and $0.5 million for NEIL additional expenses if losses exceed the accumulated reserve funds. WP&L could be assessed annually a maximum of $1.1 million for NEIL primary property, $1.6 million for NEIL excess property and $0.4 million for NEIL additional expense coverage. IESU and WP&L are not aware of any losses that they believe are likely to result in an assessment.

In the unlikely event of a catastrophic loss at Kewaunee or DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Alliant Energy and could have a material adverse effect on Alliant Energy's financial condition and results of operations.

(f) Environmental Liabilities - Alliant Energy had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, as of December 31 (in millions):

                                            1999                                               1998
                        ----------------------------------------------     ----------------------------------------------
Environmental
 liabilities             IESU     WP&L      IPC     Resources   Total       IESU     WP&L     IPC     Resources   Total
                        ------- --------- -------- ------------ -------    ------- --------- ------- ------------ -------
   MGP sites              $24.5    $7.3     $16.2       --        $48.0      $26.6     $7.7    $17.5      --        $51.8
   NEPA                     7.0     4.1      --         --         11.1        7.8      4.6     --        --         12.4
   Oil and gas
     properties            --      --        --        $13.0       13.0       --       --       --       $13.0       13.0
   Other                    0.3     0.1       0.5        0.1        1.0        0.4     --        0.6       0.2        1.2
                        ------- --------- -------- ------------ -------    ------- --------- ------- ------------ -------
                          $31.8   $11.5     $16.7      $13.1      $73.1      $34.8    $12.3    $18.1     $13.2      $78.4
                        ======= ========= ======== ============ =======    ======= ========= ======= ============ =======

                                       1999                                    1998
                        -----------------------------------     -----------------------------------
Regulatory assets        IESU     WP&L      IPC     Total        IESU     WP&L       IPC    Total
                        ------- ---------- ------- --------     ------- ---------- -------- -------
  MGP sites               $24.5   $14.2      $15.7   $54.4         $26.6   $14.1     $17.5    $58.2
  NEPA                      7.7     4.9       --      12.6           8.4     5.4      --       13.8
  Other                     0.2    --         --       0.2           0.2    --        --        0.2
                        ------- ---------- ------- --------     ------- ---------- -------- -------
                          $32.4   $19.1      $15.7   $67.2         $35.2   $19.5     $17.5    $72.2
                        ======= ========== ======= ========     ======= ========== ======== =======

Alliant Energy's significant environmental liabilities are discussed further below.

Manufactured Gas Plant Sites - IESU, WP&L and IPC have current or previous
----------------------------
ownership interests in 34, 14 and 9 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. The companies are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. The companies each believe that they have completed the remediation at various sites, although they are still in the process of obtaining final approval from the applicable environmental agencies for some of these sites.

Each company records environmental liabilities based upon periodic studies, most recently updated in the third quarter of 1999, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value.

Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all Alliant Energy sites to be approximately $33 million to $61 million. IESU, WP&L and IPC currently estimate their share of the remaining costs to be incurred to be approximately $16 million to $33 million, $6 million to $8 million, and $11 million to $20 million, respectively.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPC has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs. As a result, regulatory assets have been recorded by each company which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IESU, WP&L and IPC believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial conditions or results of operations.

Settlement has been reached with all of IESU's and WP&L's insurance carriers regarding reimbursement for its MGP-related costs and all issues have been resolved. IPC has settled with all but one of its insurance carriers. The following insurance recoveries were available as of December 31 (in millions):

               1999      1998
             ---------  --------
IESU           $18.5      $18.5
IPC              5.3        4.8
WP&L             2.1        2.1
             ---------  --------
               $25.9      $25.4
             =========  ========

Pursuant to their applicable rate making treatment, IESU and IPC have recorded their recoveries in "Other long-term liabilities and deferred credits" and WP&L has recorded its recoveries as an offset against its regulatory assets.

National Energy Policy Act of 1992 - NEPA requires owners of nuclear power
-----------------------------------
plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Alliant Energy continues to pursue relief from this assessment through litigation.

Oil and Gas Properties Dismantlement and Abandonment Costs - Whiting is
----------------------------------------------------------
responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $13 million and the most significant expenditures are not expected to be incurred until 2004. In accordance with applicable accounting requirements, Whiting has accrued these costs.

(g) Spent Nuclear Fuel - Nuclear Waste Policy Act of 1982 assigned responsibility to the DOE to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Alliant Energy has participated in several litigation proceedings against the DOE on this issue and the respective courts have affirmed the DOE's responsibility for spent nuclear fuel acceptance. Alliant Energy is evaluating its options for recovery of damages due to the DOE's delay in accepting spent nuclear fuel.

The Nuclear Waste Policy Act of 1982 assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IESU and WP&L. In accordance with this responsibility, IESU and WP&L have been storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, since plant operations began. IESU will have to increase its spent fuel storage capacity at DAEC to store all of the spent fuel that will be produced before the current license expires in 2014. To provide assurance that both the operating and post-shutdown storage needs are satisfied, construction of a dry cask storage facility is being planned. With minor modifications planned for 2001, Kewaunee would have sufficient fuel storage capacity to store all of the fuel it will generate through the end of the NRC license life in 2013. No decisions have been made concerning post-shutdown storage needs. Legislation is being considered on the federal level that would, among other provisions, expand the DOE's permanent spent nuclear fuel storage to include interim storage for spent nuclear fuel as early as 2003. This legislation has been passed in the U.S. Senate and submitted in the U.S. House. The prospects for the legislation being approved by the U.S. Senate and the President, and subsequent successful implementation by the DOE, are uncertain at this time.

(h) Decommissioning of DAEC and Kewaunee - Pursuant to the most recent electric rate case order, the IUB and PSCW allow IESU and WP&L to recover $6 million and $16 million annually for their share of the cost to decommission DAEC and Kewaunee, respectively. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" on the Consolidated Balance Sheets to the extent recovered through rates.

Additional information relating to the decommissioning of DAEC and Kewaunee included in the most recent electric rate orders (dollars in millions):

                                                                               DAEC                     Kewaunee
                                                                     -------------------------    ----------------------
Assumptions relating to current rate recovery figures:
     Alliant Energy's share of estimated decommissioning cost                 $252.8                     $200.8
     Year dollars in                                                           1993                       1999
     Method to develop estimate                                        NRC minimum formula         Site-specific study
     Annual inflation rate                                                    4.91%                       5.83%
     Decommissioning method                                             Prompt dismantling         Prompt dismantling
                                                                           and removal                 and removal
     Year decommissioning to commence                                          2014                       2013
     After-tax return on external investments:
          Qualified                                                           7.34%                       5.62%
          Non-qualified                                                       5.98%                       6.97%
External trust fund balance at December 31, 1999                              $105.1                     $166.2
Internal reserve at December 31, 1999                                         $21.7                        --
After-tax earnings (losses) on external trust funds in 1999                    $4.8                      ($4.3)

The rate recovery figures for DAEC only included an inflation estimate through 1997. Both IESU and WP&L are funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. All of the rate recovery assumptions are subject to change in future regulatory proceedings. In accordance with their respective regulatory requirements, IESU and WP&L record the earnings on the external trust funds as interest income with a corresponding entry to interest expense at IESU and to depreciation expense at WP&L. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

IESU's 70% share of the estimated cost to decommission DAEC based on the most recent site-specific study completed in 1998 is $334.2 million, in 1998 dollars. This study includes the costs to terminate DAEC's NRC license and to return the site to a greenfield condition. IESU's 70% share of the estimated cost to decommission DAEC based on the most recent NRC minimum formula, using the direct disposal method, is $351.2 million in 1998 dollars. The NRC minimum formula is intended to apply only to the cost of terminating DAEC's NRC license. The additional decommissioning expense funding requirements which should result from these updated studies are not reflected in IESU's rates.

(i) Legal Proceedings - Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition or results of operations.

(13)  JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other Iowa and Wisconsin utilities, IESU, WP&L and IPC have undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to IESU's, WP&L's and IPC's ownership interest in these facilities at December 31, 1999 is as follows (dollars in millions):

                                                                      1999                               1998
                                                        --------------------------------    -----------------------------
                                            Plant                  Accumulated                        Accumulated
                                          Name-plate                Provision                Plant     Provision
                    Ownership  In-service    MW         Plant in      for                     in         for
                    Interest %   Date     Capacity      Service   Depreciation   CWIP       Service  Depreciation   CWIP
------------------- ----------- -------- ----------- -- --------- ------------- --------   -------- ------------- -------
IESU
Coal:
  Ottumwa Unit 1        48.0     1981        716          $195.3      $107.8      $0.5        $193.1     $102.7      $0.8
  Neal Unit 3           28.0     1975        515            59.2        32.1      --            59.0       32.4       0.1
Nuclear:
  DAEC                  70.0     1974        520           515.8       264.4       8.6         507.1      247.2       1.4
                                                        --------- ------------- --------    -------- ------------- -------
Total IESU                                                $770.3      $404.3      $9.1        $759.2     $382.3      $2.3
                                                        --------- ------------- --------    -------- ------------- -------

WP&L
Coal:
    Columbia Energy             1975 &
      Center            46.2     1978      1,023          $163.2       $97.8      $2.6       $161.5       $93.8     $1.4
    Edgewater Unit 4    68.2     1969        330            52.7        32.0       0.7         52.4        30.8      0.4
    Edgewater Unit 5    75.0     1985        380           229.3        92.2       0.6        229.0        85.9      0.2
Nuclear:
    Kewaunee            41.0     1974        535           135.0       100.7      13.6        132.2        93.7      6.4
                                                        --------- ------------- -------    --------- ------------ -------
Total WP&L                                                $580.2      $322.7     $17.5       $575.1      $304.2     $8.4
                                                        --------- ------------- -------    --------- ------------ -------

IPC
Coal:
     Neal Unit 4        21.5     1979        640           $83.5       $51.1     $--          $82.1       $48.4     $1.5
     Louisa Unit 1       4.0     1983        738            24.7        12.5      --           24.7        11.7     --
                                                        --------- ------------- -------    --------- ------------ -------
Total IPC                                                 $108.2       $63.6     $--         $106.8       $60.1     $1.5
                                                        --------- ------------- -------    --------- ------------ -------

Total Alliant Energy                                    $1,458.7      $790.6     $26.6     $1,441.1      $746.6    $12.2
                                                        ========= ============= =======    ========= ============ =======

(14)  SEGMENTS OF BUSINESS
Alliant Energy's principal business segments are:

o Regulated domestic utilities - consists of Alliant Energy's three regulated utility operating companies (IESU, WP&L and IPC) serving customers in Iowa, Wisconsin, Minnesota and Illinois. The regulated domestic utility business is broken down into three segments which are: a) electric operations; b) gas operations; and c) other, which includes the water and steam businesses and the unallocated portions of the utility business.
o Non-regulated businesses - represents the operations of Resources and its subsidiaries. This includes domestic and international energy products and services businesses; industrial services, which includes environmental, engineering and transportation services; investments in affordable housing initiatives; and investments in various other strategic initiatives.
o Other - includes the operations of Alliant Energy's parent company and Corporate Services, as well as any reconciling/eliminating entries.

Intersegment revenues were not material to Alliant Energy's operations and there was no single customer whose revenues exceeded 10% or more of Alliant Energy's consolidated revenues. Refer to Note 10 for a breakdown of Alliant Energy's international investments by country.

Certain financial information relating to Alliant Energy's significant business segments and products and services is presented below:

                                            Regulated Domestic Utilities           Non-regulated             Alliant Energy
                                    ----------------------------------------------
                                    Electric     Gas       Other        Total        Businesses     Other     Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
1999
Operating revenue                      $1,548.9  $ 314.3      $32.1     $1,895.3         $305.0       ($2.3)     $2,198.0
Depreciation and
   amortization expense                   219.3     25.2        2.9        247.4           31.7        --           279.1
Operating income (loss)                   345.1     27.4        5.3        377.8           (1.3)       --           376.5
Interest expense, net of AFUDC                                100.7        100.7           24.8         3.4         128.9
Preferred and preference
   dividends                                                    6.7          6.7           --          --             6.7
Net (income) loss from equity
   method subsidiaries                                         (0.3)        (0.3)          (2.9)        0.2          (3.0)
Gains on sales of McLeod stock                                 --           --            (40.3)       --           (40.3)
Miscellaneous, net (other than
   equity income/loss)                                         (5.4)        (5.4)         (27.6)        0.1         (32.9)
Income tax expense (benefit)                                  115.0        115.0            6.9        (1.4)        120.5
Net income (loss)                                             161.1        161.1           37.8        (2.3)        196.6
Total assets                            3,321.8    477.6      385.2      4,184.6        1,848.6        42.5       6,075.7
Investments in equity method
   subsidiaries                                                 5.7          5.7           74.0        --            79.7
Construction and acquisition
   expenditures                           246.9     35.5        3.3        285.7          192.1         0.8         478.6

----------------------------------------------------------------------------------------------------------------------------

                                           Regulated Domestic Utilities            Non-regulated             Alliant Energy
                                  ------------------------------------------------
                                     Electric      Gas       Other        Total        Businesses     Other     Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
1998
Operating revenues                   $1,567.5     $295.6      $31.2     $1,894.3          $238.7      ($2.1)      $2,130.9
Depreciation and
   amortization expense                 219.4       23.7        2.6        245.7            33.8       --            279.5
Operating income (loss)                 271.5       16.0        5.6        293.1            (8.6)      (1.2)         283.3
Interest expense, net of AFUDC                                 97.0         97.0            23.3        2.3          122.6
Preferred and preference
   dividends                                                    6.7          6.7             --        --              6.7
Net (income) loss from equity
   method subsidiaries                                         (0.9)        (0.9)            2.2       --              1.3
Miscellaneous, net (other than
   equity income/loss)                                          3.5          3.5            (8.0)       2.4           (2.1)
Income tax expense (benefit)                                   77.2         77.2           (17.2)      (1.9)          58.1
Net income (loss)                                             109.6        109.6            (8.9)      (4.0)          96.7
Total assets                          3,268.5      477.0      386.0      4,131.5           869.2      (41.4)       4,959.3
Investments in equity method
   subsidiaries                                                 5.2          5.2            49.4       --             54.6
Construction and acquisition
   expenditures                         233.7       33.2        2.3        269.2           102.9       --            372.1

----------------------------------------------------------------------------------------------------------------------------

                                           Regulated Domestic Utilities            Non-regulated             Alliant Energy
                                  ------------------------------------------------
                                   Electric      Gas       Other        Total        Businesses     Other     Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
1997
----
Operating revenues                   $1,515.7     $393.9      $30.9     $1,940.5          $362.0      ($1.9)     $2,300.6
Depreciation and
   amortization expense                 201.7       21.6        2.4        225.7            34.0         --         259.7
Operating income (loss)                 316.9       29.3        2.2        348.4            (6.8)      (5.2)        336.4
Interest expense, net of AFUDC                                 95.7         95.7            23.2       (1.6)        117.3
Preferred and preference
   dividends                                                    6.7          6.7             --          --           6.7
Net (income) loss from equity
   method subsidiaries                                          --            --             0.8         --           0.8
Miscellaneous, net (other than
   equity income/loss)                                         (8.2)        (8.2)           (8.3)       1.8         (14.7)
Income tax expense (benefit)                                  101.7        101.7           (18.6)      (1.4)         81.7
Net income (loss)                                             152.5        152.5            (4.0)      (3.9)        144.6
Total assets                          3,262.3      471.5      343.2      4,077.0           838.5        8.1       4,923.6
Investments in equity method
   subsidiaries                                                 5.7          5.7            39.2         --          44.9
Construction and acquisition
   expenditures                         217.0       34.0        5.7        256.7            71.3         --         328.0


----------------------------------------------------------------------------------------------------------------------------

Products and Services
                                                              Revenues
        -----------------------------------------------------------------------------------------------------------------
           Regulated Domestic Utilities                              Non-regulated Businesses
        ------------------------------------ ---------------------------------------------------------------------------
                                                                                                             Total
                                               Industrial     Oil and Gas                                Non-regulated
Year       Electric       Gas       Other       Services      Production    Transportation      Other       Businesses
-------------------------------------------- ---------------------------------------------------------------------------
                                                         (in millions)
1999       $1,548.9      $314.3      $32.1        $196.0         $62.6           $21.6          $24.8         $305.0
1998        1,567.5       295.6       31.2         127.2          64.6            22.0           24.9          238.7
1997        1,515.7       393.9       30.9         245.4          68.9            21.3           26.4          362.0

(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                       Quarter Ended

                                          ------------------------------------------------------------------------
                                              March 31          June 30         September 30       December 31
                                          ----------------- ----------------  ------------------ -----------------
                                                           (in millions, except per share data)
1999
  Operating revenues                             $546.9            $486.1             $598.3           $566.7
  Operating income                                 93.0              60.2              130.8             92.5
  Net income *                                     41.7              38.6               71.5             44.8
  Earnings per average common
     share (basic and diluted) *                   0.54              0.49               0.91             0.57

1998
  Operating revenues                             $556.3            $491.0             $555.3           $528.3
  Operating income                                 73.9              32.6              122.2             54.6
  Net income (loss) **                             28.9              (9.1)              51.7             25.2
  Earnings per average common
     share (basic and diluted) **                   0.38            (0.12)               0.67             0.33

* In the second and fourth quarters of 1999, Alliant Energy realized pre-tax gains on the sales of McLeod stock of approximately $34 million and $6 million, respectively.

** Net income for 1998 was impacted by the recording of approximately $10 million, $35 million, $6 million and $3 million of pre-tax merger-related expenses in the first, second, third and fourth quarters, respectively.

(16)  SUBSEQUENT EVENTS
In January 2000, Resources acquired a non-controlling interest in four Brazilian electric utilities serving more than 820,000 customers for a total investment of approximately $347 million.

On January 25, 2000, Resources committed to a private placement of exchangeable senior notes in the original aggregate principal amount of $402.5 million, due in 2030, with a closing date of February 1, 2000. The exchangeable senior notes have an interest rate of 7.25% through February 15, 2003 and 2.5% thereafter. The exchangeable senior notes are exchangeable for cash based upon the higher of the amount borrowed or the value of McLeod Class A Common Stock. Alliant Energy has agreed to fully and unconditionally guarantee the payment of principal and interest on the exchangeable senior notes.

Refer to the "Liquidity and Capital Resources - Future Considerations" section of MD&A for additional details.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of IES Utilities Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities Inc. (an Iowa corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 28, 2000

                                           IES UTILITIES INC.
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                     Year Ended December 31,
                                                          1999               1998               1997
--------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Operating revenues:
  Electric utility                                       $627,950           $639,423           $604,270
  Gas utility                                             145,825            141,279            183,517
  Steam and other                                          26,921             26,228             26,191
                                                  ----------------   ----------------   ----------------
                                                          800,696            806,930            813,978
                                                  ----------------   ----------------   ----------------

--------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                      95,247            113,181            108,344
  Purchased power                                          82,402             71,637             74,098
  Cost of gas sold                                         88,308             84,642            126,631
  Other operation                                         174,417            187,932            161,418
  Maintenance                                              48,504             52,040             53,833
  Depreciation and amortization                           101,053             93,965             89,754
  Taxes other than income taxes                            49,266             48,537             46,130
                                                  ----------------   ----------------   ----------------

                                                          639,197            651,934            660,208
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Operating income                                          161,499            154,996            153,770
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                         51,852             52,354             52,791
  Allowance for funds used during construction             (2,366)            (3,351)            (2,309)
  Miscellaneous, net                                       (3,818)             2,589              2,279
                                                  ----------------   ----------------   ----------------

                                                           45,668             51,592             52,761
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Income before income taxes                                115,831            103,404            101,009
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Income taxes                                               49,385             41,494             42,216
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Net income                                                 66,446             61,910             58,793
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Preferred dividend requirements                               914                914                914
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------

Earnings available for common stock                       $65,532            $60,996            $57,879
                                                  ================   ================   ================
--------------------------------------------------------------------------------------------------------


                                          IES UTILITIES INC.
                             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                     Year Ended December 31,
                                                           1999               1998               1997
--------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balance at beginning of year                             $275,372           $233,216           $231,337
Net income                                                 66,446             61,910             58,793
Cash dividends declared on common stock                   (87,951)           (18,840)           (56,000)
Cash dividends declared on preferred stock                   (914)              (914)              (914)
                                                  ----------------   ----------------   ----------------
Balance at end of year                                   $252,953           $275,372           $233,216
                                                  ================   ================   ================

--------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             IES UTILITIES INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
ASSETS                                                                             1999                1998
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $2,196,895          $2,140,322
      Gas                                                                         207,769             198,488
      Steam                                                                        59,929              55,797
      Common                                                                      147,845             106,940
                                                                         -----------------   -----------------
                                                                                2,612,438           2,501,547
    Less - Accumulated depreciation                                             1,311,996           1,209,204
                                                                         -----------------   -----------------
                                                                                1,300,442           1,292,343
    Construction work in progress                                                  37,572              48,991
    Leased nuclear fuel, net of amortization                                       39,284              25,644
                                                                         -----------------   -----------------
                                                                                1,377,298           1,366,978
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,094 and $1,948, respectively                5,481               5,623
                                                                         -----------------   -----------------
                                                                                1,382,779           1,372,601
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               5,720               4,175
  Temporary cash investments with associated companies                                  -              53,729
  Accounts receivable:
    Customer, less allowance for doubtful
      accounts of $824 and $1,058, respectively                                    14,130              16,703
    Associated companies                                                            5,696               2,662
    Other, less allowance for doubtful accounts
      of $817 and $357, respectively                                               12,864              10,346
  Income tax refunds receivable                                                     6,007               1,754
  Production fuel, at average cost                                                 12,312              11,863
  Materials and supplies, at average cost                                          24,722              25,591
  Gas stored underground, at average cost                                          11,462              12,284
  Adjustment clause balances                                                       11,099                   -
  Regulatory assets                                                                18,569              23,487
  Prepayments and other                                                             2,921               2,431
                                                                         -----------------   -----------------
                                                                                  125,502             165,025
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             105,056              91,691
  Other                                                                             6,119               6,019
                                                                         -----------------   -----------------
                                                                                  111,175              97,710
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               123,031             137,908
  Deferred charges and other                                                       13,321              15,734
                                                                         -----------------   -----------------
                                                                                  136,352             153,642
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,755,808          $1,788,978
                                                                         =================   =================

--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                IES UTILITIES INC.
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                              December 31,
CAPITALIZATION AND LIABILITIES                                                        1999                   1998
--------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                        $33,427               $33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   252,953               275,372
                                                                            ------------------     -----------------
    Total common equity                                                               565,422               587,841
  Cumulative preferred stock, not mandatorily redeemable                               18,320                18,320
  Long-term debt (excluding current portion)                                          551,079               602,020
                                                                            ------------------     -----------------
                                                                                    1,134,821             1,208,181
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 51,196                50,140
  Capital lease obligations                                                            13,307                11,965
  Notes payable to associated companies                                                56,946                     -
  Accounts payable                                                                     41,273                43,953
  Accounts payable to associated companies                                             17,438                22,487
  Accrued payroll and vacations                                                         7,816                 6,365
  Accrued interest                                                                     10,833                12,045
  Accrued taxes                                                                        44,259                55,295
  Accumulated refueling outage provision                                                1,455                 6,605
  Environmental liabilities                                                             5,530                 5,660
  Other                                                                                 8,817                17,617
                                                                            ------------------     -----------------
                                                                                      258,870               232,132
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   225,961               224,510
  Accumulated deferred investment tax credits                                          26,682                29,243
  Environmental liabilities                                                            26,292                29,195
  Pension and other benefit obligations                                                27,734                25,655
  Capital lease obligations                                                            25,977                13,679
  Other                                                                                29,471                26,383
                                                                            ------------------     -----------------
                                                                                      362,117               348,665
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,755,808            $1,788,978
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                     IES UTILITIES INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31,

                                                                                  1999               1998              1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                                     $66,446            $61,910           $58,793
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                               101,053             93,965            89,754
     Amortization of leased nuclear fuel                                          11,400             12,513            14,774
     Amortization of deferred energy efficiency expenditures                      16,000             18,707            10,987
     Deferred taxes and investment tax credits                                    (6,399)           (17,921)          (16,059)
     Refueling outage provision                                                   (5,150)            (4,001)            9,290
     Impairment of regulatory assets                                                   -              8,969                 -
     Other                                                                         1,355               (346)            3,952
  Other changes in assets and liabilities:
     Accounts receivable                                                          (2,979)             9,690            (5,670)
     Gas stored underground                                                          822              4,908            (3,740)
     Accounts payable                                                             (7,729)             3,158           (11,198)
     Accrued taxes                                                               (11,036)            (3,701)           18,043
     Adjustment clause balances                                                  (14,530)             8,829             5,354
     Benefit obligations and other                                                12,450              9,433            16,020
                                                                          ---------------    ---------------   ---------------
       Net cash flows from operating activities                                  161,703            206,113           190,300
                                                                          ---------------    ---------------   ---------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                              (87,951)           (18,840)          (56,000)
    Dividends payable                                                             (4,840)             4,840                 -
    Preferred stock dividends                                                       (914)              (914)             (914)
    Proceeds from issuance of long-term debt                                           -             10,000           190,000
    Reductions in long-term debt                                                 (50,140)           (10,140)          (63,140)
    Net change in short-term borrowings                                           56,946                  -          (135,000)
    Principal payments under capital lease obligations                           (12,887)           (13,250)          (12,964)
    Other                                                                            (20)              (137)             (871)
                                                                          ---------------    ---------------   ---------------
      Net cash flows used for financing activities                               (99,806)           (28,441)          (78,889)
                                                                          ---------------    ---------------   ---------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                           (107,342)          (115,371)         (108,966)
    Deferred energy efficiency expenditures                                            -                  -            (8,450)
    Nuclear decommissioning trust funds                                           (6,008)            (6,008)           (6,008)
    Other                                                                           (731)             1,381               635
                                                                          ---------------    ---------------   ---------------
      Net cash flows used for investing activities                              (114,081)          (119,998)         (122,789)
                                                                          ---------------    ---------------   ---------------
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                   (52,184)            57,674           (11,378)
                                                                          ---------------    ---------------   ---------------
------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                        57,904                230            11,608
                                                                          ---------------    ---------------   ---------------
------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                              $5,720            $57,904              $230
                                                                          ===============    ===============   ===============
------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                     $47,307            $50,177           $46,377
                                                                          ===============    ===============   ===============
    Income taxes                                                                 $70,779            $64,738           $41,422
                                                                          ===============    ===============   ===============
  Noncash investing and financing activities-
    Capital lease obligations incurred                                           $25,040             $1,426           $16,781
                                                                          ===============    ===============   ===============
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    IES UTILITIES INC.
                                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                      December 31,
                                                                                               1999                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands, except share amounts)
Common equity:
  Common stock - $2.50 par value - authorized 24,000,000 shares;
    13,370,788 shares outstanding                                                             $33,427               $33,427
  Additional paid-in capital                                                                  279,042               279,042
  Retained earnings                                                                           252,953               275,372
                                                                                    ------------------    ------------------
                                                                                              565,422               587,841
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Cumulative, par value $50 per share, not mandatorily redeemable
      - authorized 466,406 shares; 366,406 shares outstanding:
          6.10% series, 100,000 shares outstanding                                              5,000                 5,000
          4.80% series, 146,406 shares outstanding                                              7,320                 7,320
          4.30% series, 120,000 shares outstanding                                              6,000                 6,000
                                                                                    ------------------    ------------------
                                                                                               18,320                18,320
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Collateral Trust Bonds:
      7.65% series, due 2000                                                                   50,000                50,000
      7.25% series, due 2006                                                                   60,000                60,000
      6-7/8% series, due 2007                                                                  55,000                55,000
      6% series, due 2008                                                                      50,000                50,000
      7% series, due 2023                                                                      50,000                50,000
      5.5% series, due 2023                                                                    19,400                19,400
                                                                                    ------------------    ------------------
                                                                                              284,400               284,400
  First Mortgage Bonds:
      Series Y, 8-5/8%, due 2001                                                               60,000                60,000
      Series Z, 7.6%, retired in 1999                                                               -                50,000
      9-1/8% series, due 2001                                                                  21,000                21,000
      7-1/4% series, due 2007                                                                  30,000                30,000
                                                                                    ------------------    ------------------
                                                                                              111,000               161,000
  Pollution control obligations:
      5.75%, due serially 2000 to 2003                                                          2,996                 3,136
      Variable rate (5.45% at December 31, 1999), due 2000 to 2010                             11,100                11,100
      Variable/fixed rate series 1998 (4.25% through 2003), due 2023                           10,000                10,000
                                                                                    ------------------    ------------------
                                                                                               24,096                24,236
  Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025                                50,000                50,000
  Senior Debentures, 6-5/8%, due 2009                                                         135,000               135,000
                                                                                    ------------------    ------------------

                                                                                              604,496               654,636
                                                                                    ------------------    ------------------
  Less:
    Current maturities                                                                        (51,196)              (50,140)
    Unamortized debt premium and (discount), net                                               (2,221)               (2,476)
                                                                                    ------------------    ------------------
                                                                                              551,079               602,020
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------

Total capitalization                                                                       $1,134,821            $1,208,181
                                                                                    ==================    ==================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              IES UTILITIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The Consolidated Financial Statements include the accounts of IESU and its consolidated subsidiaries. In the fourth quarter of 1999, IESU's subsidiaries were merged into IESU. IESU is a subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and steam services. All of IESU's retail customers are located in Iowa.

(i) Operating Revenues - IESU accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses. In the third quarter of 1999, IESU recorded a $5 million increase in the estimate of utility services rendered but unbilled at month-end. This change was a result of the implementation of a refined estimation process compared with the unbilled revenues recorded at June 30, 1999 using the estimation process in effect at that time.

(3)  LEASES
IESU's operating lease rental expenses for 1999, 1998 and 1997 were $8.9 million, $9.0 million and $8.3 million, respectively. IESU's future minimum lease payments by year are as follows (in millions):

                                                Capital             Operating
Year                                             Leases              Leases
-----------------------------------------    ---------------    ------------------
2000                                              $15.6                $8.8
2001                                               10.5                 7.1
2002                                                8.7                 5.7
2003                                                4.3                 5.2
2004                                                3.9                 4.7
Thereafter                                          1.3                10.2
                                             ---------------    ------------------
                                                   44.3               $41.7
                                                                ==================
Less:  Amount representing interest                 5.0
                                             ---------------
Present value of net minimum
    capital lease payments                        $39.3
                                             ===============

(6)  INCOME TAXES
The components of federal and state income taxes for IESU for the years ended December 31 were as follows (in millions):

                                                      1999                1998                   1997
                                                 ----------------     --------------        ---------------
Current tax expense                                    $55.8               $59.4                $58.3
Deferred tax expense                                    (3.8)              (15.3)               (13.5)
Amortization of investment tax credits                  (2.6)               (2.6)                (2.6)
                                                 ----------------     --------------        ---------------
                                                       $49.4               $41.5                  $42.2
                                                 ================     ==============        ===============

The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes.

                                                                   1999              1998            1997
                                                               -------------     -------------    ------------
Statutory federal income tax rate                                   35.0%             35.0%            35.0%
    State income taxes, net of federal benefits                      7.0               6.6              7.0
    Effect of rate making on property related differences            5.1               1.5              3.5
    Amortization of investment tax credits                          (2.2)             (2.5)            (2.6)
    Adjustment of prior period taxes                                (2.7)             (1.4)            (1.4)
    Other items, net                                                 0.4               0.9              0.3
                                                               -------------     -------------    ------------
Overall effective income tax rate                                   42.6%             40.1%            41.8%
                                                               =============     =============    ============

The accumulated deferred income taxes (assets) and liabilities as set forth below on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                    1999         1998
                                -----------  -----------
Property related                   $276.2       $275.7
Investment tax credit related       (18.9)       (20.8)
Other                               (31.3)       (30.4)
                                -----------  -----------
                                   $226.0       $224.5
                                ===========  ===========

(7)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - IESU has a non-contributory defined benefit pension plan that covers substantially all of its employees who are subject to a collective bargaining agreement. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Effective in 1998, eligible employees of IESU that are not subject to a collective bargaining agreement are covered by the Alliant Energy Cash Balance Pension Plan, a non-contributory defined benefit pension plan. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. IESU's policy is to fund the pension plan at an amount that is at least equal to the minimum funding requirements mandated by ERISA and that does not exceed the maximum tax deductible amount for the year.

IESU also provides certain other postretirement benefits to retirees, including medical benefits for retirees and their spouses and, in some cases, retiree life insurance. IESU's funding policy for other postretirement benefits is generally to fund an amount up to the cost calculated using SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions."

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                              Qualified Pension Benefits           Other Postretirement Benefits
                                          ------------------------------------ ---------------------------------------
                                             1999        1998        1997        1999         1998          1997
                                          ----------- ----------  ----------  ----------- ----------- ---------------
Discount rate                               7.75%        6.75%       7.25%       7.75%       6.75%         7.25%
Expected return on plan assets                9%          9%          9%          9%           9%            9%
Rate of compensation increase                3.5%        3.5%        4.75%        N/A         N/A           N/A
Medical cost trend on covered charges:
      Initial trend range                    N/A          N/A         N/A         7%           8%            8%
      Ultimate trend range                   N/A          N/A         N/A         5%           6%           6.5%


The components of IESU's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                             Qualified Pension Benefits            Other Postretirement Benefits
                                        -------------------------------------    ----------------------------------
                                          1999          1998          1997        1999         1998         1997
                                        ---------    -----------    ---------    --------    ---------    ---------
Service cost                               $2.6         $2.9           $5.4        $1.5        $1.5         $1.5
Interest cost                               7.6          8.0           14.1         4.4         4.2          3.5
Expected return on plan assets            (10.3)       (11.3)         (15.1)       (2.0)       (1.1)        (0.7)
Amortization of:
   Transition obligation (asset)           (0.2)        (0.2)          (0.3)        1.8         1.9          1.9
   Prior service cost                       0.9          0.9            1.8         --          --           --
   Actuarial gain                           --          (0.4)           --          --          --           --
                                        ---------    -----------    ---------    --------    ---------    ---------
Total                                      $0.6        ($0.1)          $5.9        $5.7        $6.5         $6.2
                                        =========    ===========    =========    ========    =========    =========

During 1997, IESU recognized an additional $3.8 million of costs in accordance with SFAS 88 for severance and early retirement programs. In addition, during 1998, IESU recognized $1.2 million of curtailment charges relating to IESU's other postretirement benefits.

The pension benefit cost shown above (and in the following tables) for 1999 and 1998 represents only the pension benefit cost for bargaining unit employees of IESU covered under the bargaining unit pension plan that is sponsored by IESU. The pension benefit cost for IESU's non-bargaining employees who are now participants in other Alliant Energy plans was $0.9 million and $2.7 million for 1999 and 1998, respectively, including a special charge of $1.9 million in 1998 for severance and early retirement window programs. In addition, Corporate Services provides services to IESU. The allocated pension benefit costs associated with these services was $1.2 million and $0.5 million for 1999 and 1998, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all IESU employees. The allocated other postretirement benefit cost associated with Corporate Services for IESU was $0.4 million and $0.2 million for 1999 and 1998, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 1999, holding all other assumptions constant, would have the following effects (in millions):

                                                         1 Percent   1 Percent
                                                         Increase     Decrease
                                                         ----------  ----------
Effect on total of service and interest cost components    $1.3        ($1.0)
Effect on postretirement benefit obligation                $8.4        ($6.8)

A reconciliation of the funded status of IESU's plans to the amounts recognized on IESU's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                         Qualified Pension Benefits      Other Postretirement Benefits
                                                        -----------------------------    -------------------------------
                                                           1999             1998             1999              1998
                                                        ------------     ------------    -------------     -------------
Change in benefit obligation:
  Net benefit obligation at beginning of year              $113.1           $206.1          $65.2             $50.8
  Transfer of obligation (to)/from other
     Alliant Energy plans                                    --              (99.1)          --                 2.3
  Service cost                                                2.6              2.9            1.5               1.5
  Interest cost                                               7.6              8.0            4.4               4.2
  Plan participants' contributions                           --               --              0.4               0.4
  Plan amendments                                            --               --             (1.0)             --
  Actuarial loss (gain)                                     (14.3)             2.2          (20.1)              8.2
  Curtailments                                               --               --             --                 0.4
  Gross benefits paid                                        (6.7)            (7.0)          (3.6)             (2.6)
                                                        ------------     ------------    -------------     -------------
     Net benefit obligation at end of year                  102.3            113.1           46.8              65.2
                                                        ------------     ------------    -------------     -------------

Change in plan assets:
  Fair value of plan assets at beginning of year            118.7            225.7           21.7              19.9
  Transfer of assets to other Alliant Energy plans           --              (97.5)          --                --
  Actual return on plan assets                               14.1             (2.5)           5.6               0.1
  Employer contributions                                     --               --              6.2               2.7
  Plan participants' contributions                           --               --              0.4               0.4
  401(h) assets recognized                                   --               --             --                 1.2
  Gross benefits paid                                        (6.7)            (7.0)          (3.6)             (2.6)
                                                        ------------     ------------    -------------     -------------
     Fair value of plan assets at end of year               126.1            118.7           30.3              21.7
                                                        ------------     ------------    -------------     -------------

Funded status at end of year                                 23.8              5.6          (16.5)            (43.5)
Unrecognized net actuarial loss (gain)                      (25.4)            (7.3)         (18.6)              5.7
Unrecognized prior service cost                               8.9              9.8           (0.3)             (0.3)
Unrecognized net transition obligation (asset)               (1.4)            (1.6)          23.6              25.9
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at end of year                    $5.9             $6.5         ($11.8)           ($12.2)
                                                        ============     ============    =============     =============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                    $5.9             $6.5          $--               $--
     Accrued benefit cost                                    --               --            (11.8)            (12.2)
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at measurement date                5.9              6.5          (11.8)            (12.2)
                                                        ------------     ------------    -------------     -------------

Contributions paid after 9/30 and prior to 12/31             --               --              3.4               3.6
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at 12/31                          $5.9             $6.5          ($8.4)            ($8.6)
                                                        ============     ============    =============     =============

Alliant Energy sponsors several non-qualified pension plans which cover certain current and former officers. The pension expense allocated to IESU for these plans was $0.8 million, $1.4 million and $2.3 million in 1999, 1998 and 1997, respectively.

IESU employees also participate in defined contribution pension plans (401(k) plans) covering substantially all employees. IESU's contributions to the plans, which are based on the participants' level of contribution, were $2.0 million, $2.8 million and $1.2 million in 1999, 1998 and 1997, respectively.

(8)   COMMON, PREFERRED AND PREFERENCE STOCK
(b) Preferred and Preference Stock - The carrying value of IESU's cumulative preferred stock at December 31, 1999 and 1998 was $18 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 1999 and 1998 was $12 million and $15 million, respectively.

(9)   DEBT
(a) Short-Term Debt - IESU participates in a utility money pool with WP&L and IPC that is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowing amounts. Information regarding short-term debt is as follows (dollars in millions):

                                                        1999                 1998                 1997
                                                   ---------------      ---------------      ---------------
As of year end:
    Money pool borrowings                               $56.9                $--                   $--
    Interest rate on money pool borrowings              5.84%                 N/A                   N/A

For the year ended:
    Average amount of short-term debt
        (based on daily outstanding balances)           $24.6                $--                  $88.4
    Average interest rate on short-term debt            5.24%                N/A                  5.58%

(b) Long-Term Debt - Debt maturities (excluding periodic sinking fund requirements, which will not require additional cash expenditures) for 2000 to 2004 are $51.2 million, $81.5 million, $0.6 million, $4.1 million and $0, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

The carrying value of IESU's long-term debt at December 31, 1999 and 1998 was $602 million and $652 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 1999 and 1998 was $573 million and $687 million, respectively.

(10)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Information relating to other financial instruments held by IESU is as follows (in millions):

                                                    December 31, 1999                      December 31, 1998
                                           -------------------------------------    --------------------------------
                                                                     Gross                                 Gross
                                            Carrying    Fair      Unrealized        Carrying    Fair    Unrealized
                                             Value      Value   Gains/(Losses)        Value     Value      Gains
                                           ----------- -------- ----------------    ---------- -------- ------------
Nuclear decommissioning trust funds:
     Equity securities                            $47      $47        $35                 $45      $45      $29
     Debt securities                               58       58         (1)                 47       47        2
                                           ----------- -------- ----------------    ---------- -------- ------------
        Total                                    $105     $105        $34                 $92      $92      $31
                                           =========== ======== ================    ========== ======== ============


The carrying amount of IESU's current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. The nuclear decommissioning trust funds realized gains from the sales of securities of $2.5 million, $0.4 million and $0.1 million in 1999, 1998 and 1997, respectively (cost of the investments based on specific identification were $25.5 million, $14.3 million and $14.6 million, respectively). Since IESU is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by IESU's parent.

(12)  COMMITMENTS AND CONTINGENCIES
(b) Purchased-Power, Coal and Natural Gas Contracts - Corporate Services has entered into purchased-power capacity contracts as agent for IESU, WP&L and IPC. Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to the individual utilities. Such process considers factors such as resource mix, load growth and resource availability and as a result of that process, IESU was not allocated any of the purchased-power contracts for 2000 to 2004. IESU has entered into a contract for the purchase of $9.3 million of capacity in 2000 from IPC. See Note 17 for additional information. In addition, Corporate Services has entered into various coal contracts as agent for IESU, WP&L and IPC. Contract quantities are allocated to specific plants at the individual utilities based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, in 2000 and 2001, system-wide contracts of $24.6 million (6.5 million tons) and $12.5 million (3.6 million tons), respectively, have not yet been allocated to the individual utilities due to the need for additional analysis of combustion compatibility and efficiency. The minimum commitments directly assigned to IESU are as follows (dollars in millions, tons in thousands):

                      Coal
                   (including
                transportation)
             -----------------------
              Dollars       Tons
             ----------  -----------
2000           $12.8        2,300
2001            10.4        1,556
2002             3.7          619
2003             3.3          520
2004             3.2          475

Corporate Services is in the process of negotiating several new coal contracts. In addition, it expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs. IESU also has various natural gas supply, transportation and storage contracts outstanding. The minimum dekatherm commitments, in millions, for 2000-2004 are 93.8, 79.3, 72.1, 60.8 and 2.4, respectively. The minimum dollar commitments for 2000-2004, in millions, are $51.4, $39.0, $27.4, $23.5 and
$1.3, respectively. The gas supply commitments are all index-based. IESU expects to supplement its natural gas supply with spot market purchases as needed.

(c) Information Technology Services - Alliant Energy has an agreement, expiring in 2004, with EDS for information technology services. IESU's anticipated operating and capital expenditures under the agreement for 2000 are estimated to total approximately $13 million. Future costs under the agreement are variable and are dependent upon IESU's level of usage of technological services from EDS.

(d) Financial Guarantees and Commitments - IESU has financial guarantees, which were generally issued to support third-party borrowing arrangements and similar transactions, amounting to $17 million and $18 million outstanding at December 31, 1999 and 1998, respectively. Such guarantees are not reflected in the consolidated financial statements. Management believes that the likelihood of IESU having to make any material cash payments under these agreements is remote.

(14)  SEGMENTS OF BUSINESS
IESU is a regulated domestic utility, serving customers in Iowa, with three principal business segments: a) electric operations; b) gas operations; and
c) other, which includes steam operations and the unallocated portions of the utility business. Intersegment revenues were not material to IESU's operations and there was no single customer whose revenues exceeded 10% or more of IESU's consolidated revenues.

Certain financial information relating to IESU's significant business segments is presented below:

                                                         Electric        Gas         Other        Total
------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
1999
Operating revenue                                           $628.0      $145.8         $26.9        $800.7
Depreciation and amortization expense                         91.0         8.2           1.9         101.1
Operating income                                             149.6         8.4           3.5         161.5
Interest expense, net of AFUDC                                                          49.5          49.5
Net income from equity method subsidiaries                                              --           --
Miscellaneous, net (other than equity income/loss)                                      (3.8)         (3.8)
Income tax expense                                                                      49.4          49.4
Net income                                                                              66.4          66.4
Preferred and preference dividends                                                       0.9           0.9
Earnings available for common stock                                                     65.5          65.5
Total assets                                               1,449.2       201.1         105.5       1,755.8
Investments in equity method subsidiaries                                               --           --
Construction and acquisition expenditures                     92.7        13.8           0.8         107.3

------------------------------------------------------------------------------------------------------------

1998
Operating revenue                                           $639.4      $141.3         $26.2        $806.9
Depreciation and amortization expense                         84.7         7.6           1.7          94.0
Operating income                                             143.4         7.6           4.0         155.0
Interest expense, net of AFUDC                                                          49.0          49.0
Net income from equity method subsidiaries                                              --           --
Miscellaneous, net (other than equity income/loss)                                       2.6           2.6
Income tax expense                                                                      41.5          41.5
Net income                                                                              61.9          61.9
Preferred and preference dividends                                                       0.9           0.9
Earnings available for common stock                                                     61.0          61.0
Total assets                                               1,440.8       201.2         147.0       1,789.0
Investments in equity method subsidiaries                                               --           --
Construction and acquisition expenditures                    100.5        14.1           0.8         115.4

------------------------------------------------------------------------------------------------------------

1997
Operating revenue                                           $604.3      $183.5         $26.2        $814.0
Depreciation and amortization expense                         81.2         7.0           1.6          89.8
Operating income                                             138.1        13.0           2.7         153.8
Interest expense, net of AFUDC                                                          50.5          50.5
Net loss from equity method subsidiaries                                                 0.4           0.4
Miscellaneous, net (other than equity income/loss)                                       1.9           1.9
Income tax expense                                                                      42.2          42.2
Net income                                                                              58.8          58.8
Preferred and preference dividends                                                       0.9           0.9
Earnings available for common stock                                                     57.9          57.9
Total assets                                               1,441.9       211.7         115.3       1,768.9
Investments in equity method subsidiaries                                               --           --
Construction and acquisition expenditures                     89.4        15.3           4.3         109.0

------------------------------------------------------------------------------------------------------------

 (15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                       Quarter Ended
                                          ------------------------------------------------------------------------
                                              March 31         June 30          September 30       December 31
                                          ----------------- ---------------   ----------------- ------------------
                                                                       (in millions)
1999
  Operating revenues                            $209.3           $170.8            $228.3            $192.3
  Operating income                                36.2             24.1              72.1              29.1
  Net income                                      14.4              7.0              35.5               9.5
  Earnings available for common stock             14.2              6.8              35.3               9.2

1998 *
  Operating revenues                            $208.3           $174.7            $222.2            $201.7
  Operating income                                34.3             21.8              69.9              29.0
  Net income                                      11.7              3.0              30.6              16.6
  Earnings available for common stock             11.4              2.8              30.4              16.4

* Earnings in 1998 were impacted by the recording of approximately $2 million, $10 million, $3 million and $2 million of pre-tax merger-related expenses in the first, second, third and fourth quarters, respectively.

(17)  RELATED PARTY ISSUES
In association with the merger, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement which became effective with the merger. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The sales amounts allocated to IESU were $18.1 million and $18.0 million for 1999 and 1998, respectively. The purchases allocated to IESU were $71.3 million and $56.0 million for 1999 and 1998, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IESU, WP&L and IPC are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to the three utilities in proportion to each utility's share of electric production at the time of sale.

Pursuant to a service agreement approved by the SEC under PUHCA, IESU receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IESU at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IESU. These costs totaled $93.9 million and $59.3 million for 1999 and 1998, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. Corporate Services began operations in May 1998 upon the consummation of the merger.

At December 31, 1999 and 1998, IESU had an intercompany payable to Corporate Services of $16.4 million and $20.9 million, respectively.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 28, 2000

                        WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Year Ended December 31,

                                                           1999               1998               1997
---------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Operating revenues:
  Electric utility                                       $626,607            $614,704           $634,143
  Gas utility                                             120,770             111,737            155,883
  Water                                                     5,128               5,007              4,691
                                                  ----------------    ----------------   ----------------
                                                          752,505             731,448            794,717
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                               110,521             120,485            116,812
  Purchased power                                         107,598             113,936            125,438
  Cost of gas sold                                         64,073              61,409             99,267
  Other operation                                         126,479             143,666            131,398
  Maintenance                                              45,652              49,912             48,058
  Depreciation and amortization                           113,037             119,221            104,297
  Taxes other than income taxes                            30,240              30,169             30,338
                                                  ----------------    ----------------   ----------------
                                                          597,600             638,798            655,608
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Operating income                                          154,905              92,650            139,109
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                         40,992              36,584             32,607
  Allowance for funds used during construction             (4,511)             (3,049)            (2,775)
  Miscellaneous, net                                        1,836              (1,129)            (3,796)
                                                  ----------------    ----------------   ----------------
                                                           38,317              32,406             26,036
                                                  ----------------    ----------------   ---------------
---------------------------------------------------------------------------------------------------------

Income before income taxes                                116,588              60,244            113,073
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Income taxes                                               45,758              24,670             41,839
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Net income                                                 70,830              35,574             71,234
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Preferred dividend requirements                             3,310               3,310              3,310
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------

Earnings available for common stock                       $67,520             $32,264            $67,924
                                                  ================    ================   ================
---------------------------------------------------------------------------------------------------------


                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                     Year Ended December 31,

                                                           1999                1998               1997
---------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Balance at beginning of year                             $294,309            $320,386           $310,805
Net income                                                 70,830              35,574             71,234
Cash dividends declared on common stock                   (58,353)            (58,341)           (58,343)
Cash dividends declared on preferred stock                 (3,310)             (3,310)            (3,310)
                                                  ----------------    ----------------   ----------------
Balance at end of year                                   $303,476            $294,309           $320,386
                                                  ================    ================   ================

---------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
ASSETS                                                                            1999                1998
---------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $1,921,624           $1,839,545
      Gas                                                                         258,132              244,518
      Water                                                                        27,770               26,567
      Common                                                                      218,607              219,268
                                                                         -----------------   ------------------
                                                                                2,426,133            2,329,898
    Less - Accumulated depreciation                                             1,266,366            1,168,830
                                                                         -----------------   ------------------
                                                                                1,159,767            1,161,068
    Construction work in progress                                                  66,784               56,994
    Nuclear fuel, net of amortization                                              15,079               18,671
                                                                         -----------------   ------------------
                                                                                1,241,630            1,236,733
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $169 and $44, respectively                       608                  630
                                                                         -----------------   ------------------
                                                                                1,242,238            1,237,363
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               3,555                1,811
  Accounts receivable:
    Customer                                                                       22,061               13,372
    Associated companies                                                            5,067                3,019
    Other                                                                          10,984                8,298
  Production fuel, at average cost                                                 20,663               20,105
  Materials and supplies, at average cost                                          20,439               20,025
  Gas stored underground, at average cost                                           8,624               10,738
  Regulatory assets                                                                 3,707                3,707
  Prepaid gross receipts tax                                                       20,864               22,222
  Other                                                                             5,568                6,987
                                                                         -----------------   ------------------
                                                                                  121,532              110,284
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             166,202              134,112
  Other                                                                            15,272               15,960
                                                                         -----------------   ------------------
                                                                                  181,474              150,072
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                82,161               76,284
  Deferred charges and other                                                      138,730              111,147
                                                                         -----------------   ------------------
                                                                                  220,891              187,431
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,766,135           $1,685,150
                                                                         =================   ==================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                              December 31,
CAPITALIZATION AND LIABILITIES                                                        1999                   1998
--------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                        $66,183               $66,183
  Additional paid-in capital                                                          229,438               199,438
  Retained earnings                                                                   303,476               294,309
                                                                            ------------------     -----------------
    Total common equity                                                               599,097               559,930
                                                                            ------------------     -----------------
  Cumulative preferred stock, not mandatorily redeemable                               59,963                59,963
  Long-term debt (excluding current portion)                                          414,673               414,579
                                                                            ------------------     -----------------
                                                                                    1,073,733             1,034,472
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities                                                                    1,875                     -
  Variable rate demand bonds                                                           55,100                56,975
  Notes payable                                                                             -                50,000
  Notes payable to associated companies                                               125,749                26,799
  Accounts payable                                                                     88,245                84,754
  Accounts payable to associated companies                                             25,306                20,315
  Accrued payroll and vacations                                                         7,499                 5,276
  Accrued interest                                                                      6,903                 6,863
  Other                                                                                15,881                14,600
                                                                            ------------------     -----------------
                                                                                      326,558               265,582
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   235,838               245,489
  Accumulated deferred investment tax credits                                          31,311                33,170
  Customer advances                                                                    34,643                34,367
  Environmental liabilities                                                            10,861                11,683
  Other                                                                                53,191                60,387
                                                                            ------------------     -----------------
                                                                                      365,844               385,096
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,766,135            $1,685,150
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WISCONSIN POWER AND LIGHT COMPANY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,

                                                                                1999               1998               1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                  $70,830            $35,574             $71,234
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                            113,037            119,221             104,297
     Amortization of nuclear fuel                                               6,094              5,356               3,534
     Deferred taxes and investment tax credits                                (12,618)            (7,529)              3,065
     Other                                                                      2,432             (2,089)             (1,323)
  Other changes in assets and liabilities:
     Accounts receivable                                                      (13,423)            12,845              (3,314)
     Accounts payable                                                           8,482             19,452              (7,102)
     Benefit obligations and other                                            (11,854)            (5,509)            (20,460)
                                                                      ----------------    ---------------    ----------------
       Net cash flows from operating activities                               162,980            177,321             149,931
                                                                      ----------------    ---------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends                                                    (58,353)           (58,341)            (58,343)
    Preferred stock dividends                                                  (3,310)            (3,310)             (3,310)
    Proceeds from issuance of long-term debt                                        -             60,000             105,000
    Reductions in long-term debt                                                    -             (8,899)            (55,000)
    Net change in short-term borrowings                                        48,950             (4,201)             11,500
    Capital contribution from parent                                           30,000                  -                   -
    Other                                                                           -             (1,966)             (2,601)
                                                                      ----------------    ---------------    ----------------
      Net cash flows from (used for) financing activities                      17,287            (16,717)             (2,754)
                                                                      ----------------    ---------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                        (131,915)          (117,143)           (119,232)
    Nuclear decommissioning trust funds                                       (16,092)           (14,297)            (11,427)
    Shared savings program                                                    (31,085)           (24,355)            (17,610)
    Other                                                                         569             (5,490)               (583)
                                                                      ----------------    ---------------    ----------------
      Net cash flows used for investing activities                           (178,523)          (161,285)           (148,852)
                                                                      ----------------    ---------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                  1,744               (681)             (1,675)
                                                                      ----------------    ---------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                      1,811              2,492               4,167
                                                                      ----------------    ---------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                           $3,555             $1,811              $2,492
                                                                      ================    ===============    ================

-----------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                  $38,330            $33,368             $32,955
                                                                      ================    ===============    ================
    Income taxes                                                              $47,164            $31,951             $37,407
                                                                      ================    ===============    ================

-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                     December 31,
                                                                                              1999                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands, except share amounts)
Common equity:
    Common stock - $5.00 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                          $66,183               $66,183
    Additional paid-in capital                                                                229,438               199,438
    Retained earnings                                                                         303,476               294,309
                                                                                    ------------------    ------------------
                                                                                              599,097               559,930
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
    Cumulative, without par value, not mandatorily redeemable - authorized
      3,750,000 shares, maximum aggregate stated value $150,000,000:
        $100 stated value - 4.50% series, 99,970 shares outstanding                             9,997                 9,997
        $100 stated value - 4.80% series, 74,912 shares outstanding                             7,491                 7,491
        $100 stated value - 4.96% series, 64,979 shares outstanding                             6,498                 6,498
        $100 stated value - 4.40% series, 29,957 shares outstanding                             2,996                 2,996
        $100 stated value - 4.76% series, 29,947 shares outstanding                             2,995                 2,995
        $100 stated value - 6.20% series, 150,000 shares outstanding                           15,000                15,000
         $25 stated value - 6.50% series, 599,460 shares outstanding                           14,986                14,986
                                                                                    ------------------    ------------------
                                                                                               59,963                59,963
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      1984 Series A, variable rate (5.00% at December 31, 1999), due 2014                       8,500                 8,500
      1988 Series A, variable rate (5.60% at December 31, 1999), due 2015                      14,600                14,600
      1990 Series V, 9.3%, due 2025                                                            27,000                27,000
      1991 Series A, variable rate (4.75% at December 31, 1999), due 2015                      16,000                16,000
      1991 Series B, variable rate (4.75% at December 31, 1999), due 2005                      16,000                16,000
      1991 Series C, variable rate (4.75% at December 31, 1999), due 2000                       1,000                 1,000
      1991 Series D, variable rate (4.75% at December 31, 1999), due 2000                         875                   875
      1992 Series W, 8.6%, due 2027                                                            90,000                90,000
      1992 Series X, 7.75%, due 2004                                                           62,000                62,000
      1992 Series Y, 7.6%, due 2005                                                            72,000                72,000
                                                                                    ------------------    ------------------
                                                                                              307,975               307,975
    Debentures, 7%, due 2007                                                                  105,000               105,000
    Debentures, 5.7%, due 2008                                                                 60,000                60,000
                                                                                    ------------------    ------------------
                                                                                              472,975               472,975
                                                                                    ------------------    ------------------
    Less:
       Current maturities                                                                      (1,875)                    -
       Variable rate demand bonds                                                             (55,100)              (56,975)
       Unamortized debt premium and (discount), net                                            (1,327)               (1,421)
                                                                                    ------------------    ------------------
                                                                                              414,673               414,579
                                                                                    ------------------    ------------------

----------------------------------------------------------------------------------------------------------------------------

Total capitalization                                                                       $1,073,733            $1,034,472
                                                                                    ==================    ==================

----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The Consolidated Financial Statements include the accounts of WP&L and its consolidated subsidiaries. WP&L is a subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water services. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit.

(3)  LEASES
WP&L's operating lease rental expenses for 1999, 1998 and 1997 were $7.7 million, $6.4 million and $5.5 million, respectively. WP&L's future minimum lease payments by year are as follows (in millions):

                   Operating
Year                 Leases
----------------  -------------
2000                  $8.0
2001                   7.6
2002                   6.2
2003                   4.9
2004                   4.5
Thereafter            25.3
                  -------------
                     $56.5
                  =============

(6)  INCOME TAXES
The components of federal and state income taxes for WP&L for the years ended December 31 were as follows (in millions):

                                    1999          1998           1997
                                 ------------   ----------     ----------
Current tax expense                 $58.4          $32.2         $38.8
Deferred tax expense                (10.7)          (5.6)          4.9
Amortization of investment
tax credits                          (1.9)          (1.9)         (1.9)
                                 ------------   ----------     ----------
                                    $45.8          $24.7         $41.8
                                 ============   ==========     ==========

The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes.

                                                            1999               1998                1997
                                                       --------------     --------------      -------------
Statutory federal income tax rate                           35.0%              35.0%               35.0%
    State income taxes, net of federal benefits              6.3                7.8                 5.7
    Amortization of investment tax credits                  (1.6)              (3.1)               (1.7)
    Adjustment of prior period taxes                        (0.3)               --                 (2.1)
    Merger expenses                                          --                 2.5                 0.3
    Amortization of excess deferred taxes                   (1.3)              (2.5)               (1.3)
    Other items, net                                         1.1                1.3                 1.1
                                                       --------------     --------------      -------------
Overall effective income tax rate                           39.2%              41.0%               37.0%
                                                       ==============     ==============      =============

The accumulated deferred income taxes (assets) and liabilities as set forth below on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                    1999         1998
                                 -----------  -----------
Property related                   $271.9       $282.7
Investment tax credit related       (21.0)       (22.2)
Other                               (15.1)       (15.0)
                                 -----------  -----------
                                   $235.8       $245.5
                                 ===========  ===========

(7)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - WP&L has a non-contributory, defined benefit pension plan that covers substantially all of its employees who are subject to a collective bargaining agreement. Plan benefits are generally based on years of service and levels of compensation. Effective in 1998, eligible employees of WP&L that are not subject to a collective bargaining agreement are covered by the Alliant Energy Cash Balance Pension Plan, a non-contributory defined benefit pension plan. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. WP&L's policy is to fund the pension plan at an amount that is at least equal to the minimum funding requirements mandated by ERISA, and that does not exceed the maximum tax deductible amount for the year.

WP&L also provides certain other postretirement benefits to retirees, including medical benefits for retirees and their spouses and, in some cases, retiree life insurance. WP&L's funding policy is generally to fund tax deductible amounts up to the incurred but unclaimed paid medical claim reserve and tax deductible amounts (if any) to the retiree medical account within the Cash Balance Pension Plan.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                               Qualified Pension Benefits            Other Postretirement Benefits
                                          ------------------------------------- ----------------------------------------
                                             1999         1998        1997         1999        1998           1997
                                          ------------ ----------- ------------ ----------  ------------ ---------------
Discount rate                                7.75%       6.75%        7.25%        7.75%       6.75%         7.25%
Expected return on plan assets                9%           9%          9%           9%          9%             9%
Rate of compensation increase                3.5%         3.5%      3.5-4.5%       3.5%        3.5%           3.5%
Medical cost trend on covered charges:
      Initial trend range                     N/A         N/A          N/A          7%          8%             8%
      Ultimate trend range                    N/A         N/A          N/A          5%          5%             5%

The components of WP&L's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                                Qualified Pension Benefits            Other Postretirement Benefits
                                           -------------------------------------    ----------------------------------
                                             1999           1998         1997        1999        1998          1997
                                           ----------    -----------   ---------    --------    --------     ---------
Service cost                                  $3.8          $3.2          $4.8        $1.6        $1.7          $1.8
Interest cost                                  8.9           8.5          13.9         2.7         2.6           3.3
Expected return on plan assets               (12.9)        (12.8)        (19.2)       (1.5)       (1.5)         (1.1)
Amortization of:
   Transition obligation (asset)              (2.1)         (2.1)         (2.4)        1.2         1.3           1.5
   Prior service cost                          0.4           0.5           0.4         --          --            --
   Actuarial loss (gain)                       0.2           --            --         (0.9)       (1.1)         (0.3)
                                           ----------    -----------   ---------    --------    --------     ---------
Total                                        ($1.7)        ($2.7)        ($2.5)       $3.1        $3.0          $5.2
                                           ==========    ===========   =========    ========    ========     =========


During 1998 and 1997, WP&L recognized an additional $0.6 million and $1.3 million, respectively, of costs in accordance with SFAS 88. The charges were for severance and early retirement programs in the respective years. In addition, during 1998 and 1997, WP&L recognized $3.6 million and $1.7 million, respectively, of curtailment charges relating to WP&L's other postretirement benefits.

The pension benefit cost shown above (and in the following tables) for 1999 and 1998 represents only the pension benefit cost for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The pension benefit cost for WP&L's non-bargaining employees who are now participants in other Alliant Energy plans was ($1.8) million and $3.0 million for 1999 and 1998, respectively, including a special charge of $3.6 million in 1998 for severance and early retirement window programs. In addition, Corporate Services provides services to WP&L. The allocated pension benefit costs associated with these services was $1.2 million and $0.6 million for 1999 and 1998, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all WP&L employees. The allocated other postretirement benefit cost associated with Corporate Services for WP&L was $0.4 million and $0.2 million for 1999 and 1998, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 1999, holding all other assumptions constant, would have the following effects (in millions):

                                                                1 Percent        1 Percent
                                                                 Increase         Decrease
                                                              --------------  ---------------
Effect on total of service and interest cost components            $0.3            ($0.3)

Effect on postretirement benefit obligation                        $1.5            ($1.5)

A reconciliation of the funded status of WP&L's plans to the amounts recognized on WP&L's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                         Qualified Pension Benefits       Other Postretirement Benefits
                                                         ----------------------------     ------------------------------
                                                            1999            1998              1999              1998
                                                         ------------    ------------     -------------      -----------
Change in benefit obligation:
  Net benefit obligation at beginning of year               $132.3          $205.1           $40.3              $47.1
  Transfer of obligations to other Alliant Energy
     plans                                                    --             (91.9)           --                 --
  Service cost                                                 3.8             3.2             1.6                1.7
  Interest cost                                                8.9             8.5             2.7                2.6
  Plan participants' contributions                            --              --               1.2                0.8
  Actuarial loss (gain)                                      (20.8)           12.2             0.8               (9.7)
  Curtailments                                                --              --              --                  0.7
  Special termination benefits                                --               0.6            --                 --
  Gross benefits paid                                         (7.0)           (5.4)           (4.2)              (2.9)
                                                         ------------    ------------     -------------      -----------
     Net benefit obligation at end of year                   117.2           132.3            42.4               40.3
                                                         ------------    ------------     -------------      -----------

Change in plan assets:
  Fair value of plan assets at beginning of year             137.5           244.4            15.1               16.1
  Transfer of assets to other Alliant Energy plans            --            (100.2)           --                 --
  Actual return on plan assets                                17.1            (1.3)            1.8                1.1
  Employer contributions                                      --              --               4.0               --
  Plan participants' contributions                            --              --               1.2                0.8
  Gross benefits paid                                         (7.0)           (5.4)           (4.2)              (2.9)
                                                         ------------    ------------     -------------      -----------
     Fair value of plan assets at end of year                147.6           137.5            17.9               15.1
                                                         ------------    ------------     -------------      -----------

Funded status at end of year                                  30.4             5.2           (24.5)             (25.2)
Unrecognized net actuarial loss (gain)                         0.8            26.0           (14.5)             (17.0)
Unrecognized prior service cost                                4.7             5.1            (0.2)              (0.2)
Unrecognized net transition obligation (asset)                (5.8)           (7.9)           14.9               17.2
                                                         ------------    ------------     -------------      -----------
     Net amount recognized at end of year                    $30.1           $28.4          ($24.3)            ($25.2)
                                                         ============    ============     =============      ===========

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                    $30.1           $28.4            $0.6               $0.4
     Accrued benefit cost                                     --              --             (24.9)             (25.6)
                                                         ------------    ------------     -------------      -----------
     Net amount recognized at measurement date                30.1            28.4           (24.3)             (25.2)
                                                         ------------    ------------     -------------      -----------

Contributions paid after 9/30 and prior to 12/31              --              --               1.0                2.1
                                                         ------------    ------------     -------------      -----------
     Net amount recognized at 12/31                          $30.1           $28.4          ($23.3)            ($23.1)
                                                         ============    ============     =============      ===========

Alliant Energy sponsors several non-qualified pension plans which cover certain current and former officers. The pension expense allocated to WP&L for these plans was $0.8 million, $0.8 million and $0.5 million in 1999, 1998 and 1997, respectively.

WP&L employees also participate in defined contribution pension plans (401(k) plans) covering substantially all employees. WP&L's contributions to the plans, which are based on the participants' level of contribution, were $2.0 million, $2.4 million and $2.8 million in 1999, 1998 and 1997, respectively.

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $36.5 million and $8.4 million as of September 30, 1999 and $33.4 million and $6.2 million, respectively, as of September 30, 1998.

(8)   COMMON, PREFERRED AND PREFERENCE STOCK
(b) Preferred and Preference Stock - The carrying value of WP&L's cumulative preferred stock at December 31, 1999 and 1998 was $60 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 1999 and 1998 was $49 million and $55 million, respectively.

(9)   DEBT
(a) Short-Term Debt - WP&L participates in a utility money pool with IESU and IPC that is funded, as needed, through the issuance of commercial paper by Alliant Energy. Interest expense and other fees are allocated based on borrowing amounts. The PSCW has restricted WP&L from lending money to non-utility affiliates and non-Wisconsin utilities. As a result, WP&L is prohibited from lending money to the utility money pool but is able to borrow money from the utility money pool. Information regarding short-term debt is as follows (dollars in millions):

                                                    1999              1998              1997
                                                --------------    --------------    --------------
As of year end:
   Commercial paper outstanding                      $--               $--              $81.0
   Notes payable outstanding                         $--              $50.0              $--
   Money pool borrowings                           $125.7             $26.8              $--
   Discount rates on commercial paper                N/A               N/A           5.82-5.90%
   Interest rate on notes payable                    N/A              5.44%              N/A
   Interest rate on money pool borrowings           5.84%             5.17%              N/A

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)         $77.1             $48.4             $49.2
   Average interest rate on short-term debt         5.22%             5.55%             5.64%

(b) Long-Term Debt - Debt maturities (excluding periodic sinking fund requirements, which will not require additional cash expenditures) for 2000 to 2004 are $1.9 million, $0, $0, $0 and $62.0 million, respectively.

The carrying value of WP&L's long-term debt at December 31, 1999 and 1998 was $472 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at December 31, 1999 and 1998 was $469 million and $513 million, respectively.

(10)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Information relating to other financial instruments held by WP&L is as follows (in millions):

                                                    December 31, 1999                      December 31, 1998
                                           -------------------------------------    --------------------------------
                                                                     Gross                                 Gross
                                            Carrying    Fair      Unrealized        Carrying    Fair    Unrealized
                                             Value      Value   Gains/(Losses)        Value     Value      Gains
                                           ----------- -------- ----------------    ---------- -------- ------------
Nuclear decommissioning trust funds:
     Equity securities                            $65      $65        $45                 $53      $53      $27
     Debt securities                              101      101         (3)                 81       81        1
                                           ----------- -------- ----------------    ---------- -------- ------------
        Total                                    $166     $166        $42                $134     $134      $28
                                           =========== ======== ================    ========== ======== ============


The carrying amount of WP&L's current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. The nuclear decommissioning trust funds realized gains from the sales of securities of $4.1 million, $0.8 million and $0.1 million in 1999, 1998 and 1997, respectively (cost of the investments based on specific identification were $86.2 million, $57.6 million and $54.0 million, respectively). Since WP&L is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by WP&L's parent.

(12)  COMMITMENTS AND CONTINGENCIES
(b) Purchased-Power, Coal and Natural Gas Contracts - Corporate Services has entered into purchased-power capacity contracts as agent for WP&L, IESU and IPC. Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to the individual utilities. Such process considers factors such as resource mix, load growth and resource availability. See Note 17 for additional information. In addition, Corporate Services has entered into various coal contracts as agent for WP&L, IESU and IPC. Contract quantities are allocated to specific plants at the individual utilities based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, in 2000 and 2001, system-wide contracts of $24.6 million (6.5 million tons) and $12.5 million (3.6 million tons), respectively, have not yet been allocated to the individual utilities due to the need for additional analysis of combustion compatibility and efficiency. The minimum commitments directly assigned to WP&L are as follows (dollars in millions, tons in thousands):

                                          Coal
              Purchased-Power          (including
                                     transportation)
             -------------------  ----------------------
             Dollars     MWHs      Dollars      Tons
             ---------  --------  ----------  ----------
2000           $79.8     1,509      $16.8       5,269
2001            59.2       864       14.0       4,557
2002            43.9       219        9.8       3,707
2003            33.4       219        5.4       2,957
2004            25.2       219        5.4       2,957

Corporate Services is in the process of negotiating several new coal contracts. In addition, it expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs. WP&L also has various natural gas supply, transportation and storage contracts outstanding. The minimum dekatherm commitments, in millions, for 2000-2004 are 60.0, 44.9, 42.6, 34.6 and 7.4, respectively. The minimum dollar commitments for 2000-2004, in millions, are $27.9, $18.5, $14.6, $12.0 and
$1.9, respectively. The gas supply commitments are all index-based. WP&L expects to supplement its natural gas supply with spot market purchases as needed.

(c) Information Technology Services - Alliant Energy has an agreement, expiring in 2004, with EDS for information technology services. WP&L's anticipated operating and capital expenditures under the agreement for 2000 are estimated to total approximately $2 million. Future costs under the agreement are variable and are dependent upon WP&L's level of usage of technological services from EDS.

(14)  SEGMENTS OF BUSINESS
WP&L is a regulated domestic utility, serving customers in Wisconsin and Illinois, with three principal business segments: a) electric operations; b) gas operations; and c) other, which includes water operations and the unallocated portions of the utility business. Intersegment revenues were not material to WP&L's operations and there was no single customer whose revenues exceeded 10% or more of WP&L's consolidated revenues.

Certain financial information relating to WP&L's significant business segments is presented below:

                                                           Electric      Gas          Other        Total
------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
1999
Operating revenue                                           $626.6      $120.8          $5.1         $752.5
Depreciation and amortization expense                         97.5        14.5           1.0          113.0
Operating income                                             139.3        13.8           1.8          154.9
Interest expense, net of AFUDC                                                          36.5           36.5
Net income from equity method subsidiaries                                              (0.7)          (0.7)
Miscellaneous, net (other than equity income/loss)                                       2.5            2.5
Income tax expense                                                                      45.8           45.8
Net income                                                                              70.8           70.8
Preferred and preference dividends                                                       3.3            3.3
Earnings available for common stock                                                     67.5           67.5
Total assets                                               1,310.5       200.3         255.3        1,766.1
Investments in equity method subsidiaries                                                5.2            5.2
Construction and acquisition expenditures                    111.2        18.2           2.5          131.9

------------------------------------------------------------------------------------------------------------

1998
Operating revenue                                           $614.7      $111.7          $5.0         $731.4
Depreciation and amortization expense                        104.7        13.6           0.9          119.2
Operating income                                              87.4         3.6           1.7           92.7
Interest expense, net of AFUDC                                                          33.5           33.5
Net income from equity method subsidiaries                                              (0.8)          (0.8)
Miscellaneous, net (other than equity income/loss)                                      (0.3)          (0.3)
Income tax expense                                                                      24.7           24.7
Net income                                                                              35.6           35.6
Preferred and preference dividends                                                       3.3            3.3
Earnings available for common stock                                                     32.3           32.3
Total assets                                               1,276.4       195.9         212.9        1,685.2
Investments in equity method subsidiaries                                                5.2            5.2
Construction and acquisition expenditures                     99.6        16.0           1.5          117.1

------------------------------------------------------------------------------------------------------------

1997
Operating revenue                                           $634.1      $155.9          $4.7         $794.7
Depreciation and amortization expense                         91.2        12.3           0.8          104.3
Operating income (loss)                                      125.9        13.7          (0.5)         139.1
Interest expense, net of AFUDC                                                          29.8           29.8
Net income from equity method subsidiaries                                              (0.4)          (0.4)
Miscellaneous, net (other than equity income/loss)                                      (3.3)          (3.3)
Income tax expense                                                                      41.8           41.8
Net income                                                                              71.2           71.2
Preferred and preference dividends                                                       3.3            3.3
Earnings available for common stock                                                     67.9           67.9
Total assets                                               1,270.9       193.6         200.1        1,664.6
Investments in equity method subsidiaries                                                5.7            5.7
Construction and acquisition expenditures                    101.3        16.1           1.8          119.2

------------------------------------------------------------------------------------------------------------

(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                       Quarter Ended
                                          ------------------------------------------------------------------------
                                              March 31         June 30          September 30       December 31
                                          ----------------- ---------------   ----------------- ------------------
                                                                       (in millions)
1999
  Operating revenues                            $203.0            $167.1            $186.8            $195.6
  Operating income                                46.4              21.9              32.5              54.1
  Net income                                      26.3               6.9              14.2              23.4
  Earnings available for common stock             25.4               6.1              13.4              22.6

1998 *
  Operating revenues                            $202.8            $172.5            $176.1            $180.0
  Operating income                                33.7              10.8              29.7              18.5
  Net income (loss)                               17.6              (1.2)             12.7               6.5
  Earnings available for common stock             16.8              (2.1)             11.9               5.7

*Earnings for 1998 were impacted by the recording of approximately $3 million, $11 million, $2 million and $1 million of pre-tax merger-related expenses in the first, second, third and fourth quarters, respectively.

(17)  RELATED PARTY ISSUES
In association with the merger, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement which became effective with the merger. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The sales amounts allocated to WP&L were $23.8 million and $23.6 million for 1999 and 1998, respectively. The purchases allocated to WP&L were $101.0 million and $70.0 million for 1999 and 1998, respectively. The procedures were approved by both the FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IESU, WP&L and IPC are fully reimbursed for any generation expense incurred to support a sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to the three utilities in proportion to each utility's share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, WP&L received various administrative and general services from an affiliate, Corporate Services. These services are billed to WP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WP&L. These costs totaled $96.5 million and $53.9 million for 1999 and 1998, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. Corporate Services began operations in May 1998 upon the consummation of the merger.

At December 31, 1999 and 1998, WP&L had an intercompany payable to Corporate Services of $24.7 million and $20.0 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY
The information required by Item 10 relating to directors and nominees for election of directors at the 2000 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in Alliant Energy's Proxy Statement for the 2000 Annual Meeting of Shareowners (the 2000 Alliant Energy Proxy Statement), which has been filed with the SEC within 120 days after the end of Alliant Energy's fiscal year. The executive officers of Alliant Energy as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1999):

Executive Officers of Alliant Energy
Erroll B. Davis, Jr., 55, has served as President and Chief Executive
---------------------
Officer (CEO) since 1990 and has been a board member since 1988.

William D. Harvey, 50, was elected Executive Vice President-Generation
-----------------
effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

James E. Hoffman, 46, was elected Executive Vice President-Business
-----------------
Development effective April 1998. Prior thereto, he served as Executive Vice President since 1996 at IES and Executive Vice President-Customer Service & Energy Delivery from 1995 to 1997 at IESU.

Eliot G. Protsch, 46, was elected Executive Vice President-Energy
-----------------
Delivery effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

Barbara J. Swan, 48, was elected Executive Vice President and General
---------------
Counsel effective October 1998.  She previously served as Vice
President-General Counsel from 1994 to 1998 at WP&L.

Thomas M. Walker, 52, was elected Executive Vice President and Chief
-----------------
Financial Officer (CFO) effective April 1998. Prior thereto, he served as Executive Vice President and CFO since 1996 at IES and IESU. Prior to joining Alliant Energy, he was Executive Vice President-Chief Financial and Administrative Officer and member of the Board of Directors from 1990 to 1995 at Information Resources, Inc.

Pamela J. Wegner, 52, was elected Executive Vice President-Corporate
----------------
Services effective October 1998.  She previously served as Vice
President-Information Services and Administration from 1994 to 1998 at
WP&L.

Daniel A. Doyle, 41, was elected Vice President-Chief Accounting and
---------------
Financial Planning Officer effective January 2000. He previously served as Vice President-Manufacturing and Energy Portfolio Services since October 1998 at WP&L and IESU and Vice President-Fossil Plants since April 1998 at WP&L. He has also served as Vice President-Power Production from 1996 to 1998 and Vice President-Finance, Controller and Treasurer from 1994 to 1996 at WP&L.

John E. Ebright, 56, was elected Vice President-Special Projects
---------------
effective January 2000. He previously served as Vice President-Controller since April 1998 at Alliant Energy, IESU and WP&L and as Controller and Chief Accounting Officer from 1996 to 1998 at IES and IESU. Prior to joining Alliant Energy, he was Vice President and Controller from 1987 to 1996 at MidCon Corp., a subsidiary of Occidental Petroleum Corporation.

Edward M. Gleason, 59, has served as Vice President-Treasurer and
-----------------
Corporate Secretary since 1993.

Susan J. Kosmo, 53, was elected Assistant Controller effective April
--------------
1998.  She previously served as Assistant Controller since 1995 at WP&L.

John E. Kratchmer, 37, was elected Assistant Controller effective April
-----------------
1998. He previously served as Manager of Financial Reporting and Property since 1996 and Manager of Financial Reporting from 1994 to 1996 at IES.

Linda J. Wentzel, 51, was elected Assistant Corporate Secretary effective
-----------------
May 1998. She previously served as Executive Administrative Assistant since 1995 at Alliant Energy.

Enrique Bacalao, 50, was elected Assistant Treasurer effective November
---------------
1998. Prior to joining Alliant Energy, he was Vice President, Corporate Banking from 1995 to 1998 at the Chicago Branch of The Industrial Bank of Japan, Limited.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

IESU
IESU's directors are identical to Alliant Energy, but are elected by consent action. The information required by Item 10 relating to directors and nominees for election of directors at the 2000 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption "Election of Directors" in the 2000 Alliant Energy Proxy Statement, which has been filed with the SEC within 120 days after the end of IESU's fiscal year. The executive officers of IESU as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31,
1999):

Executive Officers of IESU
Erroll B. Davis, Jr., 55, was elected CEO effective April 1998.  Mr.
--------------------
Davis is also an officer of Alliant Energy and WP&L.

Eliot G. Protsch, 46, was elected President effective April 1998.  Mr.
----------------
Protsch is also an officer of Alliant Energy and WP&L.

William D. Harvey, 50, was elected Executive Vice President-Generation
-----------------
effective October 1998. Mr. Harvey is also an officer of Alliant Energy and WP&L.

Barbara J. Swan, 48, was elected Executive Vice President and General
---------------
Counsel effective October 1998. Ms. Swan is also an officer of Alliant Energy and WP&L.

Thomas M. Walker, 52, was elected Executive Vice President and CFO in
-----------------
1996.  Mr. Walker is also an officer of Alliant Energy and WP&L.

Pamela J. Wegner, 52, was elected Executive Vice President-Corporate
-----------------
Services effective October 1998. Ms. Wegner is also an officer of Alliant Energy and WP&L.

Dale R. Sharp, 59, was elected Senior Vice President-Transmission
------------------
effective September 1999.  He previously served as Senior Vice
President-Engineering and Standards since October 1998 at IESU and WP&L. He has also served as Vice President-Engineering from 1996 to 1998 and Vice President-Power Production from 1995 to 1996 at IPC. Mr. Sharp is also an officer of WP&L.

Daniel A. Doyle, 41, was elected Vice President-Chief Accounting and
-------------------
Financial Planning Officer effective January 2000. He previously served as Vice President-Manufacturing and Energy Portfolio Services since October 1998. Mr. Doyle is also an officer of Alliant Energy and WP&L.

Edward M. Gleason, 59, was elected Vice President-Treasurer and Corporate
-----------------
Secretary effective April 1998. Mr. Gleason is also an officer of Alliant Energy and WP&L.

Dundeana K. Langer, 41, was elected Vice President-Customer Services and
------------------
Operations effective September 1999. She previously served as Vice President-Customer Operations since April 1998 at IESU and Vice President-Customer Services since October 1998 at WP&L. She has also served as Assistant Vice President-Field Operations from 1997 to 1998, General Manager-Operations & Director Process Redesign Implementation from 1996 to 1997 and Team Leader-Energy Delivery Process Redesign Team from 1995 to 1996 at IESU. Ms. Langer is also an officer of WP&L.

Daniel L. Mineck, 51, was elected Vice President-Performance Engineering
----------------
and Environmental effective October 1998. He previously served as Assistant Vice President-Corporate Engineering since 1996 and Assistant Vice President-Nuclear from 1995 to 1996. Mr. Mineck is also an officer of WP&L.

David L. Wilson, 53, was elected Vice President-Nuclear effective
---------------
September 1999. He previously served as Assistant Vice President-Nuclear since 1997, Facility Leader from 1996 to 1997 and Plant Manager from 1995 to 1996. Mr. Wilson is also an officer of WP&L.

Kim K. Zuhlke, 46, was elected Vice President-Engineering, Sales and
--------------
Marketing effective September 1999.  He previously served as Vice
President-Customer Operations since October 1998. Mr. Zuhlke is also an officer of WP&L.

Daniel L. Siegfried, 40, was elected Assistant Corporate Secretary
-------------------
effective April 1998. He also serves as Senior Attorney for Alliant Energy. Previously he served as Senior Environmental Counsel from 1992 to 1998 at IES.

Linda J. Wentzel, 51, was elected Assistant Corporate Secretary effective
-----------------
May 1998.  Ms. Wentzel is also an officer of Alliant Energy and WP&L.

Enrique Bacalao, 50, was elected Assistant Treasurer effective November
---------------
1998. Prior to joining IESU, he was Vice President, Corporate Banking from 1995 to 1998 at the Chicago Branch of The Industrial Bank of Japan, Limited. Mr. Bacalao is also an officer of Alliant Energy and WP&L.

Steven F. Price, 47, was elected Assistant Treasurer effective April
----------------
1998.  Mr. Price is also an officer of WP&L.

Robert A. Rusch, 37, was elected Assistant Treasurer effective April
---------------
1998.  Mr. Rusch is also an officer of WP&L.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

WP&L
The information required by Item 10 relating to directors and nominees for election of directors at the 2000 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in WP&L's Proxy Statement for the 2000 Annual Meeting of Shareowners (the 2000 WP&L Proxy Statement), which will be filed with the SEC within 120 days after the end of WP&L's fiscal year. The executive officers of WP&L as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1999):

Executive Officers of WP&L
Erroll B. Davis, Jr., 55, was elected CEO effective April 1998.  He
--------------------
previously served as President and CEO of WP&L since 1988 and has been a board member of WP&L since 1984. Mr. Davis is also an officer of Alliant Energy and IESU.

William D. Harvey, 50, was elected President effective April 1998.  He
------------------
previously served as Senior Vice President since 1993 at WP&L. Mr. Harvey is also an officer of Alliant Energy and IESU.

Eliot G. Protsch, 46, was elected Executive Vice President-Energy
----------------
Delivery effective October 1998. He previously served as Senior Vice President from 1993 to 1998 at WP&L. Mr. Protsch is also an officer of Alliant Energy and IESU.

Barbara J. Swan, 48, was elected Executive Vice President and General
----------------
Counsel effective October 1998.  She previously served as Vice
President-General Counsel from 1994 to 1998 at WP&L. Ms. Swan is also an officer of Alliant Energy and IESU.

Thomas M. Walker, 52, was elected Executive Vice President and CFO
----------------
effective October 1998. Mr. Walker is also an officer of Alliant Energy and IESU.

Pamela J. Wegner, 52, was elected Executive Vice President-Corporate
----------------
Services effective October 1998.  She previously served as Vice
President-Information Services and Administration from 1994 to 1998 at WP&L. Ms. Wegner is also an officer of Alliant Energy and IESU.

Dale R. Sharp, 59, was elected Senior Vice President-Transmission
--------------
effective September 1999.  He previously served as Senior Vice
President-Engineering and Standards since October 1998 at WP&L and IESU. He has also served as Vice President-Engineering from 1996 to 1998 and Vice President-Power Production from 1995 to 1996 at IPC. Mr. Sharp is also an officer of IESU.

Daniel A. Doyle, 41, was elected Vice President-Chief Accounting and
---------------
Financial Planning Officer effective January 2000. He previously served as Vice President-Manufacturing and Energy Portfolio Services since October 1998 at WP&L and IESU and Vice President-Fossil Plants since April 1998 at WP&L. He has also served as Vice President-Power Production from 1996 to 1998 and Vice President-Finance, Controller and Treasurer from 1994 to 1996 at WP&L. Mr. Doyle is also an officer of Alliant Energy and IESU.

Edward M. Gleason, 59, was elected Vice President-Treasurer and Corporate
-----------------
Secretary effective April 1998. He previously served as Controller, Treasurer, and Corporate Secretary of WP&L since 1996 and Corporate Secretary of WP&L from 1993 to 1996. Mr. Gleason is also an officer of Alliant Energy and IESU.

Dundeana K. Langer, 41, was elected Vice President-Customer Services and
------------------
Operations effective September 1999. She previously served as Vice President-Customer Services since October 1998. Ms. Langer is also an officer of IESU.

Daniel L. Mineck, 51, was elected Vice President-Performance Engineering
----------------
and Environmental effective April 1998. Mr. Mineck is also an officer of IESU.

David L. Wilson, 53, was elected Vice President-Nuclear effective
----------------
September 1999. He previously served as Assistant Vice President-Nuclear since April 1998. Mr. Wilson is also an officer of IESU.

Kim K. Zuhlke, 46, was elected Vice President-Engineering, Sales &
-------------
Marketing effective September 1999.  He previously served as Vice
President-Customer Operations since April 1998 at WP&L and since October 1998 at IESU and as Vice President-Customer Services and Sales from 1993 to 1998 at WP&L. Mr. Zuhlke is also an officer of IESU.

Linda J. Wentzel, 51, was elected Assistant Corporate Secretary effective
-----------------
May 1998. She previously served as Executive Administrative Assistant since 1995 at Alliant Energy. Ms. Wentzel is also an officer of Alliant Energy and IESU.

Enrique Bacalao, 50, was elected Assistant Treasurer effective November
----------------
1998. Prior to joining WP&L, he was Vice President, Corporate Banking from 1995 to 1998 at the Chicago Branch of The Industrial Bank of Japan, Limited. Mr. Bacalao is also an officer of Alliant Energy and IESU.

Steven F. Price, 47, was elected Assistant Treasurer effective April
---------------
1998. He previously served as Assistant Corporate Secretary since 1992 at Alliant Energy and WP&L and as Assistant Treasurer since 1992 at Alliant Energy. Mr. Price is also an officer of IESU.

Robert A. Rusch, 37, was elected Assistant Treasurer effective April
---------------
1998. He previously served as Assistant Treasurer since 1995 at WP&L. Mr. Rusch is also an officer of IESU.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

ALLIANT ENERGY
The information required by Item 11 is incorporated herein by reference to the relevant information in the 2000 Alliant Energy Proxy Statement, which has been filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IESU
The CEO and the four other most highly compensated executive officers for IESU are the same as for WP&L. Therefore, the information required by
Item 11 is incorporated herein by reference to the relevant information in the 2000 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of IESU's fiscal year.

WP&L
The information required by Item 11 is incorporated herein by reference to the relevant information in the 2000 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ALLIANT ENERGY
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2000 Alliant Energy Proxy Statement, which has been filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IESU
To IESU's knowledge, no shareowner beneficially owned five percent or more of IESU's 4.80% Cumulative Preferred Stock as of December 31, 1999. None of the directors or executive officers of IESU own any shares of IESU's 4.80% Cumulative Preferred Stock.

WP&L
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2000 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ALLIANT ENERGY
The information required by Item 13 is incorporated herein by reference to the relevant information under the caption "Certain Agreements and Transactions" in the 2000 Alliant Energy Proxy Statement, which has been filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IESU
The information required by Item 13 is incorporated herein by reference to the relevant information under the caption "Certain Agreements and Transactions" in the 2000 Alliant Energy Proxy Statement, which has been filed with the SEC within 120 days after the end of IESU's fiscal year.

WP&L
The information required by Item 13 is incorporated herein by reference to the relevant information under the caption "Certain Agreements and Transactions" in the 2000 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements
        ---------------------------------
   Refer to Index to Financial Statements at Item 8. "Financial
Statements and Supplementary Data."

(a) (2) Financial Statement Schedules
        ------------------------------
   Report of Independent Public Accountants on Schedules
   Schedule II.  Valuation and Qualifying Accounts and Reserves

   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(a) (3) Exhibits Required by Securities and Exchange Commission Regulation S-K
        ----------------------------------------------------------------------
   The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

   2.1* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPLH, IES, IPC and AMW Acquisition, Inc.
          (incorporated by reference to Exhibit 2.1 to Alliant Energy's Current Report on Form 8-K, dated November 10, 1995)

   2.2* Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPLH, IES, IPC, a Delaware corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and IPC, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to Alliant Energy's Current Report on Form 8-K, dated May 22, 1996)

   2.3* Amendment No. 2 to Agreement and Plan of Merger, dated August 16, 1996, by and among WPLH, IES, IPC, a Delaware corporation, WPLH Acquisition Co. and IPC, a Wisconsin corporation
          (incorporated by reference to Exhibit 2.1 to Alliant Energy's Current Report on Form 8-K, dated August 15, 1996)

   3.1* Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

   3.2    Bylaws of Alliant Energy, as amended, effective as of March
          15,2000

   3.3*   Restated Articles of Incorporation of WP&L, as amended
          (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

   3.4    Bylaws of WP&L, as amended, effective as of March 15, 2000

   3.5*   Amended and Restated Articles of Incorporation of IESU
          (incorporated by reference to Exhibit 3.5 to IESU's Form 10-Q for the quarter ended June 30, 1998)

   3.6    Bylaws of IESU, as amended, effective as of March 15, 2000

   4.1* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company (n/k/a Firstar Bank, N.A.) and George B. Luhman, as Trustees, filed as
          Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1,
          1948, June 1, 1950, April 1, 1951, April 1, 1952, September 1,
          1953, October 1, 1954, March 1, 1959, May 1, 1962, August 1,
          1968, June 1, 1969, October 1, 1970, July 1, 1971, April 1,
          1974, December 1, 1975, May 1, 1976, May 15, 1978, August 1,
          1980, January 15, 1981, August 1, 1984, January 15, 1986,
          June 1, 1986, August 1, 1988, December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992
          and July 1, 1992 (Second Amended Exhibit 7(b) in File
          No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended
          Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308;
          Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439;
          Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended
          Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726, Exhibit 4.25 in
          File No. 33-45726, Exhibit 4.26 in File No. 33-45726,
          Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

   4.2* Rights Agreement, dated January 20, 1999, between Alliant Energy and Firstar Bank Milwaukee, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy's Registration Statement on Form 8-A, dated January 20, 1999)

   4.3* Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company (n/k/a Firstar Bank, N.A.), as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

   4.4* Officers' Certificate, dated as of June 25, 1997, creating WP&L's 7% debentures due June 15, 2007 (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

   4.5* Officers' Certificate, dated as of October 27, 1998, creating WP&L's 5.70% debentures due October 15, 2008 (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated October 27, 1998)

   4.6* Officers' Certificate, dated as of March 1, 2000, creating WP&L's 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated March 1, 2000)

   4.7* Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between IESU (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago, as Trustee (Mortgage) (incorporated by reference to Exhibit 4(c) to IESU's Form 10-Q for the quarter ended
          September 30, 1993), and the indentures supplemental thereto dated, respectively, October 1, 1993, November 1, 1993, March
          1, 1995, September 1, 1996 and April 1, 1997 (Exhibit 4(d) in IESU's Form 10-Q dated November 12, 1993, Exhibit 4(e) in
          IESU's Form 10-Q dated November 12, 1993, Exhibit 4(b) in IESU's Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) in IESU's Form
          8-K dated September 19, 1996 and Exhibit 4(a) in IESU's Form 10-Q dated May 14, 1997)

   4.8* Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between IESU (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (incorporated by reference to
          Exhibit 2(a) to IESU's Registration Statement, File No. 2-25347), and the indentures supplemental thereto dated, respectively, March 1, 1941, July 15, 1942, August 2, 1943, August 10, 1944, November 10, 1944, August 8, 1945, July 1,
          1946, July 1, 1947, December 15, 1948, November 1, 1949,
          November 10, 1950, October 1, 1951, March 1, 1952, November 5, 1952, February 1, 1953, May 1, 1953, November 3, 1953, November 8, 1954, January 1, 1955, November 1, 1955, November 9, 1956,
          November 6, 1957, November 4, 1958, November 3, 1959, November 1, 1960, January 1, 1961, November 7, 1961, November 6, 1962,
          November 5, 1963, November 4, 1964, November 2, 1965, September 1, 1966, November 30, 1966, November 7, 1967, November 5, 1968,
          November 1, 1969, December 1, 1970, November 2, 1971, May 1, 1972, November 7, 1972, November 7, 1973, September 10, 1974,
          November 5, 1975, July 1, 1976, November 1, 1976, December 1, 1977, November 1, 1978, December 1, 1979, November 1, 1981,
          December 1, 1980, December 1, 1982, December 1, 1983, December 1, 1984, March 1, 1985, March 1, 1988, October 1, 1988, May 1,
          1991, March 1, 1992, October 1, 1993, November 1, 1993, March
          1, 1995, September 1, 1996 and April 1, 1997 (Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347,
          Exhibit 4.10 in IESU's Form 10-K for the year 1966, Exhibit
          4.10 in IESU's Form 10-K for the year 1966, Exhibit 4.10 in IESU's Form 10-K for the year 1967, Exhibit 4.10 in IESU's Form 10-K for the year 1968, Exhibit 4.10 in IESU's Form 10-K for the year 1969, Exhibit 1 in IESU's Form 8-K dated December 1970, Exhibit 2(g) in File No. 2-43131, Exhibit 1 in IESU's Form 8-K dated May 1972, Exhibit 2(i) in File No. 2-56078,
          Exhibit 2(j) in File No. 2-56078, Exhibit 2(k) in File No. 2-56078, Exhibit 2(l) in File No. 2-56078, Exhibit 1 in IESU's Form 8-K dated July 1976, Exhibit 1 in IESU's Form 8-K dated December 1976, Exhibit 2(o) in File No. 2-60040, Exhibit 1 in IESU's Form 10-Q dated June 30, 1979, Exhibit 2(q) in Form S-16 in File No. 2-65996, Exhibit 2 in IESU's Form 10-Q dated March 31, 1982, Exhibit 4(s) in IESU's Form 10-K for the year 1981,
          Exhibit 4(t) in IESU's Form 10-K for the year 1982, Exhibit 4(u) in IESU's Form 10-K for the year 1983, Exhibit 4(v) in IESU's Form 10-K for the year 1984, Exhibit 4(w) in IESU's Form 10-K for the year 1984, Exhibit 4(b) in IESU's Form 10-Q dated May 12, 1988, Exhibit 4(c) in IESU's Form 10-Q dated November 10, 1988, Exhibit 4(d) in IESU's Form 10-Q dated August 13, 1991, Exhibit 4(c) in IESU's Form 10-K for the year 1991,
          Exhibit 4(a) in IESU's Form 10-Q dated November 12, 1993,
          Exhibit 4(b) in IESU's Form 10-Q dated November 12, 1993,
          Exhibit 4(a) in IESU's Form 10-Q dated May 12, 1995, Exhibit 4(f) in IESU's Form 8-K dated September 19, 1996 and Exhibit 4(b) in IESU's Form 10-Q dated May 14, 1997)

   4.9* Indenture or Deed of Trust dated as of February 1, 1923, between IESU (successor to Iowa Southern Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees

          (1923 Indenture) (incorporated by reference to Exhibit B-1 to File No. 2-1719), and the indentures supplemental thereto dated, respectively, May 1, 1940, May 2, 1940, October 1, 1945, October 2, 1945, January 1, 1948, September 1, 1950, February 1, 1953, October 2, 1953, August 1, 1957, September 1, 1962,
          June 1, 1967, February 1, 1973, February 1, 1975, July 1, 1975,
          September 2, 1975, March 10, 1976, February 1, 1977, January 1, 1978, March 1, 1979, March 1, 1980, May 31, 1986, July 1, 1991,
          September 1, 1992 and December 1, 1994 (Exhibit B-1-k in File No. 2-4921, Exhibit B-1-l in File No. 2-4921, Exhibit 7(m) in File No. 2-8053, Exhibit 7(n) in File No. 2-8053, Exhibit 7(o) in File No. 2-8053, Exhibit 4(e) in File No. 33-3995, Exhibit 4(b) in File No. 2-10543, Exhibit 4(q) in File No. 2-10543,
          Exhibit 2(b) in File No. 2-13496, Exhibit 2(b) in File No. 2-20667, Exhibit 2(b) in File No. 2-26478, Exhibit 2(b) in File No. 2-46530, Exhibit 2(aa) in File No. 2-53860, Exhibit 2(bb) in File No. 2-54285, Exhibit 2(bb) in File No. 2-57510, Exhibit 2(cc) in File No. 2-57510, Exhibit 2(ee) in File No. 2-60276,
          Exhibit 2 in File No. 0-849, Exhibit 2 in File No. 0-849,
          Exhibit 2 in File No. 0-849, Exhibit 4(g) in File No. 33-3995,
          Exhibit 4(h) in File No. 0-849, Exhibit 4(m) in File No. 0-849 and Exhibit 4(f) in File No. 0-4117-1)

   4.10* Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between IESU and The First National Bank of Chicago, as Trustee (Subordinated Indenture)
          (incorporated by reference to Exhibit 4(i) to IESU's Amendment No. 1 to Registration Statement, File No. 33-62259)

   4.11* Indenture (For Senior Unsecured Debt Securities), dated as of August 1, 1997, between IESU and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4(j) to IESU's Registration Statement, File No. 333-32097)

   4.12* The Original through the Nineteenth Supplemental Indentures of IPC to The Chase Manhattan Bank and Carl E. Buckley and C.
          J. Heinzelmann, as Trustees, dated January 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

   4.13*  Twentieth Supplemental Indenture of IPC to The Chase
          Manhattan Bank and C. J. Heinzelmann, as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

   4.14* Indenture, relating to Resources' debt securities, dated as of November 4, 1999, among Resources, Alliant Energy, as Guarantor, and Firstar Bank, N.A., as Trustee, (incorporated by reference to Exhibit 4.1 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859), and the indentures supplemental thereto dated, respectively, November 4, 1999 and February 1, 2000 (Exhibit
          4.2 in File No. 33-92859 and Exhibit 99.4 in Alliant Energy's Form 8-K dated February 1, 2000)

   4.15* Registration Rights Agreement, related to Resources' 7-3/8% senior notes due 2009, dated as of November 9, 1999, among Resources, Alliant Energy, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., ABN AMRO Incorporated and Barclays Capital Inc. (incorporated by reference to Exhibit 4.5 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859))

   4.16* Registration Rights Agreement, related to Resources' exchangeable senior notes due 2030, dated as of February 1, 2000, among Resources, Alliant Energy and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.5 to Alliant Energy's Current Report on Form 8-K dated February 1, 2000)

   4.17* Purchase Agreement, relating to Resources' 7-3/8% senior notes due 2009, dated as of November 4, 1999, among Resources, Alliant Energy, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., ABN AMRO Incorporated and Barclays Capital Inc. (incorporated by reference to Exhibit 4.4 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859))

   4.18* Purchase Agreement, relating to Resources' exchangeable senior notes due 2030, dated as of January 26, 1999, among Resources, Alliant Energy and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.2 to Alliant Energy's Current Report on Form 8-K dated February 1, 2000)

   10.1* Service Agreement by and among WP&L, South Beloit, IESU, IPC, and Corporate Services (incorporated by reference to Exhibit
          10.1 to Alliant Energy's Form 10-Q for the quarter ended June
          30, 1998)

   10.2* Service Agreement by and among Resources, IPC Development Company, Inc. and Corporate Services (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.3* System Coordination and Operating Agreement dated April 11, 1997, among IESU, IPC, WP&L and Corporate Services
          (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.4* Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated February 2, 1967 (incorporated by reference to Exhibit
          4.09 of WPSC in File No. 2-27308)

   10.5* Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

   10.6* Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between WP&L and WPSC
          (incorporated by reference to Exhibit 4.10 of WPSC in File No.
          2-27308)

   10.7*  Agreement for Construction and Operation of Edgewater 5
          Generating Unit, dated February 24, 1983, between WP&L, WEPCO and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year 1983 (File No. 1-3016))

   10.7a* Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988
          (incorporated by reference to Exhibit 10C-2 to WPSC's Form 10-K for the year 1988 (File No. 1-3016))

   10.8* Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

   10.9* Operating and Transmission Agreement between CIPCO and IESU (incorporated by reference to Exhibit 10(q) to IESU's Form 10-K for the year 1990)

   10.10* DAEC Ownership Participation Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IESU
          (incorporated by reference to Exhibit 5(kk) to IESU's
          Registration Statement, File No. 2-38674)

   10.11* DAEC Operating Agreement dated June 1, 1970 between CIPCO, Corn
          Belt Power Cooperative and IESU (incorporated by reference to
          Exhibit 5(ll) to IESU's Registration Statement, File No.
          2-38674)

   10.12* DAEC Agreement for Transmission, Transformation, Switching, and
          Related Facilities dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(mm) to IESU's Registration Statement, File No. 2-38674)

   10.13* Basic Generating Agreement dated April 16, 1975 between Iowa
          Public Service Company, Iowa Power and Light Company,
          Iowa-Illinois Gas and Electric Company and IESU for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1)
          (incorporated by reference to Exhibit 1 to IESU's Form 10-K for the year 1977)

   10.13a*Addendum Agreement to the Basic Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IESU for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IESU's Form 10-K for the year 1977)

   10.14* Second Amended and Restated Credit Agreement dated as of
          September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IESU
          (incorporated by reference to Exhibit 10(j) to IESU's Form 10-K for the year 1987)

   10.15  Second Amended and Restated November 1998 Stockholders'
          Agreement entered into as of December 17, 1999, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod

   10.16  Second Amended and Restated January 1999 Stockholders'
          Agreement entered into as of December 17, 1999, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod

   10.17#*Alliant Energy LTEIP, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

   10.18#*Alliant Energy 1998 Officer Incentive Compensation Plan
          (incorporated by reference to Exhibit 10.16 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.19#*Restricted Stock Agreement pursuant to the Alliant Energy LTEIP
          (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.20#*Corporate Services Key Employee Deferred Compensation Plan
          (incorporated by reference to Exhibit 10.18 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.21#*Key Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10(n) to IES's Form 10-K for the year 1987)

   10.21a#* Amendments to Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 10(v) to IES's Form 10-Q for the quarter ended March 31, 1990)

   10.22#*Alliant Energy Deferred Compensation Plan for Directors
          (incorporated by reference to Exhibit I-6 to Alliant Energy's Post-Effective Amendment No. 1 to Form U-1, File No. 70-8891)

   10.23#*IES Grantor Trust for Director Retirement Plan (incorporated by reference to Exhibit 10(c) to IES's Form 10-Q for the quarter ended September 30, 1997)

   10.24#* IES Grantor Trust for Deferred Compensation Agreements
          (incorporated by reference to Exhibit 10(d) to IES's Form 10-Q for the quarter ended September 30, 1997)

   10.25#* IES Grantor Trust for Supplemental Retirement Agreements
          (incorporated by reference to Exhibit 10(e) to IES's Form 10-Q for the quarter ended September 30, 1997)

   10.26#* IESU Grantor Trust for Deferred Compensation Agreements
          (incorporated by reference to Exhibit 10(f) to IES's Form 10-Q for the quarter ended September 30, 1997)

   10.27#* IESU Grantor Trust for Supplemental Retirement Agreements
          (incorporated by reference to Exhibit 10(g) to IES's Form 10-Q for the quarter ended September 30, 1997)

   10.28#* IPC Irrevocable Trust Agreement dated April 30, 1990
          (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year 1993)

   10.29#* IPC Irrevocable Trust Agreement dated December 1997
          (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year 1997)

   10.30#* Form of Supplemental Retirement Agreement (incorporated by reference to Exhibit 10.15 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.31#* Supplemental Retirement Plan (incorporated by reference to
          Exhibit 10(l) to IES's Form 10-K for the year 1987)

   10.32#* Executive Change of Control Severance Agreement - Vice
          Presidents (incorporated by reference to Exhibit 10(b) to IES's Form 10-Q for the quarter ended September 30, 1996)

   10.33#*Key Executive Employment and Severance Agreement, dated March
          29, 1999, by and between Alliant Energy and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.34#*Key Executive Employment and Severance Agreement, dated March
          29, 1999, by and between Alliant Energy and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner, T.M. Walker and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.35#*Key Executive Employment and Severance Agreement, dated March
          29, 1999, by and between Alliant Energy and each of T.L. Aller, D.A. Doyle, E.M. Gleason, D.K. Langer, D.L. Mineck, D.R. Sharp and K.K. Zuhlke (incorporated by reference to Exhibit 10.4 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.36* Employment Agreement by and between Alliant Energy and Erroll
          B. Davis, Jr., amended and restated as of March 29, 1999 (incorporated by reference to Exhibit 10.5 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

   10.37#* Employment Agreement, dated as of April 21, 1998, by and between Alliant Energy and Lee Liu (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 8-K dated April 21,
          1998)

   10.38#* Severance Agreement by and between Alliant Energy and Anthony
          J. Amato (incorporated by reference to Exhibit 10.28 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

   10.39#* Executive Guaranty Plan (incorporated by reference to Exhibit
          10(p) to IES's Form 10-K for the year 1987)

   10.40#* Early Retirement Agreement, dated as of October 7, 1998, by and between Alliant Energy et al. and Michael R. Chase
          (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended September 30, 1998)

   10.41#* Early Retirement Agreement, dated as of December 4, 1998, by and between Alliant Energy et al. and Richard R. Ewers
          (incorporated by reference to Exhibit 10.46 to Alliant Energy's Form 10-K for the year 1998)

   10.42#* Consulting Agreement by and between Alliant Energy and Wayne
          H. Stoppelmoor (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

   10.43#* Executive Tenure Compensation Plan as revised November 1992
          (incorporated by reference to Exhibit 10A to Alliant Energy's Form 10-K for the year 1992)

   10.43a#* Amendment to Executive Tenure Compensation Plan adopted
          February 23, 1998 (incorporated by reference to Exhibit 10.19a to Alliant Energy's Form 10-Q for the quarter ended June 30,
          1998)

   21     Subsidiaries of Alliant Energy

   23     Consent of Independent Public Accountants for Alliant Energy

   27.1 Financial Data Schedule for Alliant Energy at and for the period ended December 31, 1999

   27.2 Financial Data Schedule for IESU at and for the period ended December 31, 1999

   27.3 Financial Data Schedule for WP&L at and for the period ended December 31, 1999

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WP&L or IESU, as the case may be.

Documents incorporated by reference to filings made by Alliant Energy under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894. Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by IES under the Securities Exchange Act of 1934, as amended, are under File No. 1-9187. Documents incorporated by reference to filings made by IESU under the Securities Exchange Act of 1934, as amended, are under File No. 0-4117-1. Documents incorporated by reference to filings made by IPC under the Securities Exchange Act of 1934, as amended, are under File No. 1-3632.

# - A management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K
      --------------------

Alliant Energy - None.

IESU - None.

WP&L - None.

                         ALLIANT ENERGY, IESU AND WP&L

          SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   Additions -
                                                     Balance,       Charged to                        Balance,
      Description                                   January 1        Expense      Deductions (1)    December 31
-------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
     Accumulated Provision for Uncollectible Accounts:
        Alliant Energy
           Year ended December 31, 1999                $3,128          $2,909           $2,677          $3,360
           Year ended December 31, 1998                 2,636           3,740            3,248           3,128
           Year ended December 31, 1997                 3,319           3,315            3,998           2,636
        IESU
           Year ended December 31, 1999                $1,415          $2,268           $2,042          $1,641
           Year ended December 31, 1998                   854           2,840            2,279           1,415
           Year ended December 31, 1997                   757           2,439            2,342             854
        WP&L
           Year ended December 31, 1999                    $8             $--               $2              $6
           Year ended December 31, 1998                    12              --                4               8
           Year ended December 31, 1997                    45              --               33              12

Note:  The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
    Accumulated Provision for Injuries & Damages, Workers' Compensation, Litigation and Other Miscellaneous Reserves:
        Alliant Energy
           Year ended December 31, 1999               $7,458           $5,479          $4,942           $7,995
           Year ended December 31, 1998                6,400            7,738           6,680            7,458
           Year ended December 31, 1997                4,616            3,728           1,944            6,400
        IESU
           Year ended December 31, 1999               $3,129           $2,036          $2,547           $2,618
           Year ended December 31, 1998                5,033              215           2,119            3,129
           Year ended December 31, 1997                3,219            3,384           1,570            5,033
        WP&L
           Year ended December 31, 1999               $2,799           $1,937          $1,742           $2,994
           Year ended December 31, 1998                    1            2,798              --            2,799
           Year ended December 31, 1997                   --                1              --                1

    Reserve for Merger-Related Employee Separation Charges:
        Alliant Energy
           Year ended December 31, 1999               $5,712              $--          $4,744             $968
           Year ended December 31, 1998                   --            9,950           4,238            5,712
           Year ended December 31, 1997                   --               --              --             --
        IESU
           Year ended December 31, 1999               $1,893              $--          $1,215             $678
           Year ended December 31, 1998                   --            3,551           1,658            1,893
           Year ended December 31, 1997                   --               --              --             --
        WP&L
           Year ended December 31, 1999                 $766              $--            $766              $--
           Year ended December 31, 1998                   --              867             101              766
           Year ended December 31, 1997                   --               --              --             --

(1)  Deductions are of the nature for which the reserves were created.  In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2000.

                           ALLIANT ENERGY CORPORATION

                          By: /s/ Erroll B. Davis, Jr.
                              Erroll B. Davis, Jr.
                              President and Chief Executive Officer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities indicated on the 29th day of March 2000.
/s/ Erroll B. Davis, Jr.        President, Chief Executive Officer and Director (Principal Executive Officer)
----------------------
Erroll B. Davis, Jr.


/s/ Thomas M. Walker            Executive Vice President and Chief Financial Officer (Principal Financial Officer)
---------------------
Thomas M. Walker


/s/ Daniel A. Doyle             Vice President - Chief Accounting and Financial Planning Officer
--------------------
Daniel A. Doyle                 (Principal Accounting Officer)



/s/ Alan B. Arends              Director                      /s/ Milton E. Neshek              Director
-----------------------------------------                     -------------------------------------------
Alan B. Arends                                                Milton E. Neshek


/s/ Jack B. Evans               Director                      /s/ Judith D.Pyle                 Director
-----------------------------------------                     -------------------------------------------
Jack B. Evans                                                 Judith D. Pyle


/s/ Rockne G. Flowers           Director                      /s/ Robert D. Ray                 Director
-----------------------------------------                     -------------------------------------------
Rockne G. Flowers                                             Robert D. Ray


/s/ Joyce L. Hanes              Director                      /s/ Robert W. Schlutz             Director
-----------------------------------------                     -------------------------------------------
Joyce L. Hanes                                                Robert W. Schlutz


/s/ Lee Liu                     Director                      /s/ Wayne H. Stoppelmoor           Director
-----------------------------------------                     -------------------------------------------
Lee Liu                                                       Wayne H. Stoppelmoor


/s/ Katharine C. Lyall          Director                      /s/ Anthony R. Weiler              Director
-----------------------------------------                     -------------------------------------------
Katharine C. Lyall                                            Anthony R. Weiler


/s/ Arnold M. Nemirow           Director
-----------------------------------------
Arnold M. Nemirow

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29h day of March 2000.

                              IES UTILITIES INC.

                          By: /s/ Erroll B. Davis, Jr.
                              Erroll B. Davis, Jr.
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2000.

/s/ Erroll B. Davis, Jr.        Chief Executive Officer and Director (Principal Executive Officer)
----------------------
Erroll B. Davis, Jr.


/s/ Thomas M. Walker            Executive Vice President and Chief Financial Officer (Principal Financial Officer)
---------------------
Thomas M. Walker


/s/ Daniel A. Doyle             Vice President - Chief Accounting and Financial Planning Officer
--------------------
Daniel A. Doyle                 (Principal Accounting Officer)



/s/ Alan B. Arends              Director                      /s/ Milton E. Neshek              Director
-----------------------------------------                     -------------------------------------------
Alan B. Arends                                                Milton E. Neshek


/s/ Jack B. Evans               Director                      /s/ Judith D.Pyle                 Director
-----------------------------------------                     -------------------------------------------
Jack B. Evans                                                 Judith D. Pyle


/s/ Rockne G. Flowers           Director                      /s/ Robert D. Ray                 Director
-----------------------------------------                     -------------------------------------------
Rockne G. Flowers                                             Robert D. Ray


/s/ Joyce L. Hanes              Director                      /s/ Robert W. Schlutz             Director
-----------------------------------------                     -------------------------------------------
Joyce L. Hanes                                                Robert W. Schlutz


/s/ Lee Liu                     Director                      /s/ Wayne H. Stoppelmoor           Director
-----------------------------------------                     -------------------------------------------
Lee Liu                                                       Wayne H. Stoppelmoor


/s/ Katharine C. Lyall          Director                      /s/ Anthony R. Weiler              Director
-----------------------------------------                     -------------------------------------------
Katharine C. Lyall                                            Anthony R. Weiler


/s/ Arnold M. Nemirow           Director
-----------------------------------------
Arnold M. Nemirow

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2000.

                        WISCONSIN POWER AND LIGHT COMPANY

                          By: /s/ Erroll B. Davis, Jr.
                              Erroll B. Davis, Jr.
                              Chief Executive Officer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities indicated on the 29th day of March 2000.
/s/ Erroll B. Davis, Jr.        Chief Executive Officer and Director (Principal Executive Officer)
----------------------
Erroll B. Davis, Jr.


/s/ Thomas M. Walker            Executive Vice President and Chief Financial Officer (Principal Financial Officer)
---------------------
Thomas M. Walker


/s/ Daniel A. Doyle             Vice President - Chief Accounting and Financial Planning Officer
--------------------
Daniel A. Doyle                 (Principal Accounting Officer)



/s/ Alan B. Arends              Director                      /s/ Milton E. Neshek              Director
-----------------------------------------                     -------------------------------------------
Alan B. Arends                                                Milton E. Neshek


/s/ Jack B. Evans               Director                      /s/ Judith D.Pyle                 Director
-----------------------------------------                     -------------------------------------------
Jack B. Evans                                                 Judith D. Pyle


/s/ Rockne G. Flowers           Director                      /s/ Robert D. Ray                 Director
-----------------------------------------                     -------------------------------------------
Rockne G. Flowers                                             Robert D. Ray


/s/ Joyce L. Hanes              Director                      /s/ Robert W. Schlutz             Director
-----------------------------------------                     -------------------------------------------
Joyce L. Hanes                                                Robert W. Schlutz


/s/ Lee Liu                     Director                      /s/ Wayne H. Stoppelmoor           Director
-----------------------------------------                     -------------------------------------------
Lee Liu                                                       Wayne H. Stoppelmoor


/s/ Katharine C. Lyall          Director                      /s/ Anthony R. Weiler              Director
-----------------------------------------                     -------------------------------------------
Katharine C. Lyall                                            Anthony R. Weiler


/s/ Arnold M. Nemirow           Director
-----------------------------------------
Arnold M. Nemirow

                               EXHIBIT INDEX

   Exhibit       Description
     3.2         Bylaws of Alliant Energy, as amended, effective as of March 15, 2000

     3.4         Bylaws of WP&L, as amended, effective as of March 15, 2000

     3.6         Bylaws of IESU, as amended, effective as of March 15, 2000

     10.15       Second Amended and Restated November 1998 Stockholders' Agreement entered into as of December
                 17, 1999, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod

     10.16       Second Amended and Restated January 1999 Stockholders' Agreement entered into as of December 17,
                 1999, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod

     21          Subsidiaries of Alliant Energy

     23          Consent of Independent Public Accountants for Alliant Energy

     27.1        Financial Data Schedule for Alliant Energy at and for the period ended December 31, 1999

     27.2        Financial Data Schedule for IESU at and for the period ended December 31, 1999

     27.3        Financial Data Schedule for WP&L at and for the period ended December 31, 1999
