Form 10-Q
period 2002-09-30
WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2002-11-14
CIK 107832, 52485, 352541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002
                                     ------------------

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

Commission        Name of Registrant, State of Incorporation,                                               IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number                      Identification Number
-----------       -----------------------------------------------------------                      ---------------------
1-9894            ALLIANT ENERGY CORPORATION                                                                  39-1380265
                  (a Wisconsin corporation)
                  4902 N. Biltmore Lane
                  Madison, Wisconsin 53718
                  Telephone (608)458-3311

0-4117-1          INTERSTATE POWER AND LIGHT COMPANY                                                          42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa 52401
                  Telephone (319)786-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                                                           39-0714890
                  (a Wisconsin corporation)
                  4902 N. Biltmore Lane
                  Madison, Wisconsin 53718
                  Telephone (608)458-3311

This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the quarterly report relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation          Yes [ X ]          No [   ]
Interstate Power and Light Company  Yes [   ]          No [ X ]
Wisconsin Power and Light Company   Yes [   ]          No [ X ]

Number of shares outstanding of each class of common stock as of October 31, 2002:

Alliant Energy Corporation                 Common stock, $0.01 par value, 91,689,529 shares outstanding

Interstate Power and Light Company         Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company          Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

                                                 TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2002 and 2001                                                       4
                Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001             5
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2002 and 2001                                                       7
                Notes to Consolidated Financial Statements                                             8

                Interstate Power and Light Company:
                -----------------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2002 and 2001                                                      17
                Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001            18
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2002 and 2001                                                      20
                Notes to Consolidated Financial Statements                                            21

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2002 and 2001                                                      23
                Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001            24
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2002 and 2001                                                      26
                Notes to Consolidated Financial Statements                                            27

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            29

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            47

     Item 4.    Controls and Procedures                                                               47

Part II.        Other Information                                                                     47

     Item 1.    Legal Proceedings                                                                     47

     Item 6.    Exhibits and Reports on Form 8-K                                                      48

                Signatures                                                                            49

                Certifications                                                                        50


                                  DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                       Definition
-----------------------                       ----------
Alliant Energy..............................  Alliant Energy Corporation
ATC.........................................  American Transmission Company LLC
Capstone....................................  Capstone Turbine Corporation
Cargill.....................................  Cargill Incorporated
Cargill-Alliant.............................  Cargill-Alliant, LLC
Corporate Services..........................  Alliant Energy Corporate Services, Inc.
DAEC........................................  Duane Arnold Energy Center
Dth.........................................  Dekatherm
EBITDA......................................  Earnings Before Interest, Taxes, Depreciation and Amortization
EITF........................................  Emerging Issues Task Force
EITF Issue No. 02-3.........................  Issues Related to Accounting for Contracts Involved in Energy
                                              Trading and Risk Management Activities
Enermetrix..................................  Enermetrix, Inc.
EPA.........................................  U.S. Environmental Protection Agency
EPS.........................................  Earnings Per Average Common Share
FASB........................................  Financial Accounting Standards Board
FERC........................................  Federal Energy Regulatory Commission
GAAP........................................  Accounting Principles Generally Accepted in the U.S.
ICC.........................................  Illinois Commerce Commission
IESU........................................  IES Utilities Inc.
IPC.........................................  Interstate Power Company
IP&L........................................  Interstate Power and Light Company
IRS.........................................  Internal Revenue Service
ISO.........................................  Independent System Operator
IUB.........................................  Iowa Utilities Board
KV..........................................  Kilovolt
McLeod......................................  McLeodUSA Incorporated
Moody's.....................................  Moody's Investors Service
MD&A........................................  Management's Discussion and Analysis of Financial Condition and
                                              Results of Operations
MPUC........................................  Minnesota Public Utilities Commission
MW..........................................  Megawatt
MWh.........................................  Megawatt-hour
PSCW........................................  Public Service Commission of Wisconsin
PUHCA.......................................  Public Utility Holding Company Act of 1935
Resources...................................  Alliant Energy Resources, Inc.
SEC.........................................  Securities and Exchange Commission
SFAS........................................  Statement of Financial Accounting Standards
SFAS 115....................................  Accounting for Certain Investments in Debt and Equity Securities
SFAS 133....................................  Accounting for Derivative Instruments and Hedging Activities
SmartEnergy.................................  SmartEnergy, Inc.
Synfuel.....................................  Alliant Energy Synfuel LLC
Southern Hydro..............................  Southern Hydro Partnership
TBD.........................................  To Be Determined
TRANSLink...................................  TRANSLink Transmission Company LLC
U.S. .......................................  United States
Whiting.....................................  Whiting Petroleum Corporation
WP&L........................................  Wisconsin Power and Light Company
WUHCA.......................................  Wisconsin Utility Holding Company Act

                                                PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                  ALLIANT ENERGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months               For the Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                                  2002             2001              2002             2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                 $546,885         $519,851        $1,330,297       $1,367,281
  Gas utility                                                        44,594           42,979           238,201          396,229
  Non-regulated and other                                           169,940          103,435           444,373          367,309
                                                               -------------   --------------    --------------   --------------
                                                                    761,419          666,265         2,012,871        2,130,819
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                92,501           94,894           230,259          248,040
  Purchased power                                                   124,194          108,177           287,212          318,024
  Cost of utility gas sold                                           26,917           23,660           149,392          303,984
  Other operation and maintenance                                   255,624          194,663           722,062          629,845
  Depreciation, depletion and amortization                           88,131           85,502           260,440          256,278
  Taxes other than income taxes                                      29,352           25,643            86,542           83,628
                                                               -------------   --------------    --------------   --------------
                                                                    616,719          532,539         1,735,907        1,839,799
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    144,700          133,726           276,964          291,020
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   50,997           46,169           148,826          143,500
  Equity (income) loss from unconsolidated investments               13,086          (22,528)           (3,699)         (46,381)
  Allowance for funds used during construction                       (1,941)          (3,373)           (5,291)          (8,845)
  Preferred dividend requirements of subsidiaries                     1,602            1,680             4,966            5,040
  Impairment of available-for-sale securities of McLeodUSA Inc.           -                -            27,218                -
  Miscellaneous, net                                                 15,906            8,518            16,480            3,412
                                                               -------------   --------------    --------------   --------------
                                                                     79,650           30,466           188,500           96,726
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           65,050          103,260            88,464          194,294
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                         20,320           33,929            27,676           65,175
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                  44,730           69,331            60,788          129,119
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                                  -                -                 -          (12,868)
                                                               -------------   --------------    --------------   --------------
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $44,730          $69,331           $60,788         $116,251
                                                               =============   ==============    ==============   ==============
--------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                91,258           79,350            90,622           79,241
                                                               =============   ==============    ==============   ==============
--------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
   Income before cumulative effect of a change
       in accounting principle                                        $0.49            $0.87             $0.67            $1.63
   Cumulative effect of a change in accounting principle                  -                -                 -            (0.16)
                                                               -------------   --------------    --------------   --------------
   Net income                                                         $0.49            $0.87             $0.67            $1.47
                                                               =============   ==============    ==============   ==============
--------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                   $0.50            $0.50             $1.50            $1.50
                                                               =============   ==============    ==============   ==============
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       ALLIANT ENERGY CORPORATION
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         September 30,     December 31,
ASSETS                                                                        2002             2001
----------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                               $5,306,832         $5,123,781
    Gas plant in service                                                       617,298            597,494
    Other plant in service                                                     542,515            517,938
    Accumulated depreciation                                                (3,558,804)        (3,374,867)
                                                                       ----------------   ----------------
      Net plant                                                              2,907,841          2,864,346
    Construction work in progress                                              156,238            111,069
    Nuclear fuel, net of amortization                                           51,419             54,811
    Other, net                                                                   9,348              7,383
                                                                       ----------------   ----------------
          Total utility                                                      3,124,846          3,037,609
                                                                       ----------------   ----------------
  Non-regulated and other, net:
    Investments:
      Whiting                                                                  409,791            283,031
      Affordable housing, transportation and other                             203,342            194,212
    International                                                              234,750            157,766
    Non-regulated generation                                                   137,151             60,411
    Integrated Services                                                         78,704             79,202
    Corporate Services and other                                                73,157             50,566
                                                                       ----------------   ----------------
          Total non-regulated and other                                      1,136,895            825,188
                                                                       ----------------   ----------------
                                                                             4,261,741          3,862,797
                                                                       ----------------   ----------------
----------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                           85,805             86,618
  Restricted cash                                                               30,534             43,726
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $13,185 and $8,598, respectively                                      101,910             66,192
    Unbilled utility revenues                                                   29,982             71,388
    Other, less allowance for doubtful accounts
      of $495 and $319, respectively                                            79,173             73,855
  Income tax refunds receivable                                                 95,682             29,474
  Production fuel, at average cost                                              66,332             54,707
  Materials and supplies, at average cost                                       52,895             54,401
  Gas stored underground, at average cost                                       65,747             57,114
  Other                                                                        101,815             89,367
                                                                       ----------------   ----------------
                                                                               709,875            626,842
                                                                       ----------------   ----------------
----------------------------------------------------------------------------------------------------------
Investments:
  Investments in unconsolidated foreign entities                               338,606            572,555
  Nuclear decommissioning trust funds                                          334,434            332,953
  Investment in ATC and other                                                  222,619            249,013
                                                                       ----------------   ----------------
                                                                               895,659          1,154,521
                                                                       ----------------   ----------------
----------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                            333,656            241,973
  Deferred charges and other                                                   559,295            361,549
                                                                       ----------------   ----------------
                                                                               892,951            603,522
                                                                       ----------------   ----------------
----------------------------------------------------------------------------------------------------------
Total assets                                                                $6,760,226         $6,247,682
                                                                       ================   ================
----------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             ALLIANT ENERGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                              September 30,          December 31,
CAPITALIZATION AND LIABILITIES                                                    2002                   2001
---------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $0.01 par value - authorized 200,000,000 shares;
    outstanding 91,594,567 and 89,682,334 shares, respectively                           $916                   $897
  Additional paid-in capital                                                        1,284,947              1,239,793
  Retained earnings                                                                   757,825                832,293
  Accumulated other comprehensive loss                                               (266,716)              (152,434)
  Shares in deferred compensation trust - 226,616 and 71,958 shares
    at an average cost of $29.58 and $30.68 per share, respectively                    (6,703)                (2,208)
                                                                          --------------------   --------------------
       Total common equity                                                          1,770,269              1,918,341
                                                                          --------------------   --------------------

  Cumulative preferred stock of subsidiaries, net                                      59,963                113,953
  Long-term debt (excluding current portion)                                        2,612,037              2,457,941
                                                                          --------------------   --------------------
                                                                                    4,442,269              4,490,235
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                 61,181                 10,506
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                    298,945                 68,389
  Other short-term borrowings                                                         125,147                 84,318
  Accounts payable                                                                    208,455                245,480
  Accrued interest                                                                     47,577                 35,713
  Accrued taxes                                                                       158,465                 90,413
  Other                                                                               186,567                149,818
                                                                          --------------------   --------------------
                                                                                    1,141,437                739,737
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   688,326                632,472
  Accumulated deferred investment tax credits                                          55,707                 59,398
  Pension and other benefit obligations                                               100,404                 96,496
  Environmental liabilities                                                            56,794                 49,144
  Other                                                                               233,054                136,822
                                                                          --------------------   --------------------
                                                                                    1,134,285                974,332
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                      42,235                 43,378
                                                                          --------------------   --------------------
---------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $6,760,226             $6,247,682
                                                                          ====================   ====================
---------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          ALLIANT ENERGY CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        For the Nine Months Ended September 30,
                                                                                2002                  2001
----------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                                                      $60,788              $116,251
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation, depletion and amortization                                      260,440               256,278
    Amortization of nuclear fuel                                                   15,492                13,344
    Amortization of deferred energy efficiency expenditures                        14,722                26,880
    Deferred tax benefits and investment tax credits                               (5,227)              (13,978)
    (Gains) losses on dispositions of assets, net                                   1,449                (7,013)
    Equity income from unconsolidated investments, net                             (3,699)              (46,381)
    Distributions from equity method investments                                   16,563                15,242
    Impairment of available-for-sale securities of McLeodUSA Inc.                  27,218                     -
    Other non-cash valuation charges                                               33,479                29,041
    Cumulative effect of a change in accounting principle, net of tax                   -                12,868
    Other                                                                          (8,209)              (15,812)
  Other changes in assets and liabilities:
    Accounts receivable                                                               370               160,910
    Income tax refunds receivable                                                 (66,208)               (4,881)
    Gas stored underground                                                         (8,633)              (19,733)
    Accounts payable                                                              (30,859)              (38,291)
    Accrued taxes                                                                  68,052                23,317
    Other changes in working capital                                               35,403               (31,480)
                                                                       -------------------   -------------------
       Net cash flows from operating activities                                   411,141               476,562
                                                                       -------------------   -------------------
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends                                                       (135,256)             (118,503)
    Proceeds from issuance of common stock                                         45,410                11,403
    Redemption of preferred stock of subsidiary                                   (56,389)                    -
    Net change in Resources' credit facility                                      207,085               248,500
    Proceeds from issuance of other long-term debt                                 32,859               205,392
    Reductions in other long-term debt                                            (26,958)             (146,678)
    Net change in other short-term borrowings                                     176,737              (136,713)
    Other                                                                         (13,295)              (39,773)
                                                                       -------------------   -------------------
       Net cash flows from financing activities                                   230,193                23,628
                                                                       -------------------   -------------------
----------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Non-regulated businesses                                                  (359,821)             (376,067)
       Regulated domestic utilities                                              (276,692)             (230,127)
       Corporate Services and other                                               (26,871)              (24,140)
    Nuclear decommissioning trust funds                                           (19,879)              (19,879)
    Proceeds from formation of ATC and other asset dispositions                    22,473               110,534
    Other                                                                          18,643               (16,384)
                                                                       -------------------   -------------------
       Net cash flows used for investing activities                              (642,147)             (556,063)
                                                                       -------------------   -------------------
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                  (813)              (55,873)
                                                                       -------------------   -------------------
----------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                         86,618               148,415
                                                                       -------------------   -------------------
----------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                              $85,805               $92,542
                                                                       ===================   ===================
----------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                                  $134,640              $142,900
                                                                       ===================   ===================
       Income taxes, net of refunds                                                $4,576               $56,673
                                                                       ===================   ===================
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                               $11,635               $19,759
                                                                       ===================   ===================
----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIANT ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IP&L, WP&L, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IP&L's and WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, (b) the consolidated financial position at September 30, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001, have been made. Because of the seasonal nature of Alliant Energy's utility operations, results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. Alliant Energy's comprehensive loss, and the components of other comprehensive loss, net of taxes, for the three and nine months ended September 30 were as follows (in thousands):

                                                                     Three Months                      Nine Months
                                                              ----------------------------     -----------------------------
                                                                  2002            2001             2002             2001
                                                              ------------    ------------     ------------    -------------
Net income                                                       $44,730         $69,331          $60,788         $116,251
  Other comprehensive loss:
     Unrealized gains (losses) on securities:
       Unrealized holding losses arising during
         period, net of tax (1)                                   (1,995)       (105,306)         (12,155)        (335,391)
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax (2)                   (3,423)             12          (23,146)              12
                                                              ------------    ------------     ------------    -------------
     Net unrealized gains (losses) on securities                   1,428        (105,318)          10,991         (335,403)
                                                              ------------    ------------     ------------    -------------
     Foreign currency translation adjustments                    (77,178)        (45,503)        (120,563)        (114,233)
                                                              ------------    ------------     ------------    -------------
     Unrealized gains (losses) on derivatives
         qualified as hedges:
       Unrealized holding gains (losses) arising during
         period, net of tax                                       (1,659)          2,456           (1,725)           1,968
       Less:  reclassification adjustment for gains (losses)
         included in net income, net of tax                         (421)           (457)           2,985           (4,239)
                                                              ------------    ------------     ------------    -------------
     Net unrealized gains (losses) on qualifying derivatives      (1,238)          2,913           (4,710)           6,207
                                                              ------------    ------------     ------------    -------------
  Other comprehensive loss                                       (76,988)       (147,908)        (114,282)        (443,429)
                                                              ------------    ------------     ------------    -------------
Comprehensive loss                                              ($32,258)       ($78,577)        ($53,494)       ($327,178)
                                                              ============    ============     ============    =============


(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investments in McLeod (refer to Note 8 for additional information) and Capstone.

(2) The three- and nine-month 2002 earnings include after-tax losses of $0/$16.5 million and $2.6/$5.8 million related to asset valuation charges for Alliant Energy's McLeod (available-for-sale securities) and Capstone investments, respectively.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below. Intersegment revenues were not material to Alliant Energy's operations. Details related to Alliant Energy's results of operations are discussed in MD&A, including certain SFAS 133 valuation income/charges and various asset valuation charges.


                                          Regulated Domestic Utilities            Non-regulated Businesses                Alliant
                               --------------------------------------------- ------------------------------               Energy
                                 Electric      Gas      Other      Total      Whiting    Other       Total     Other   Consolidated
                               -----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Three Months Ended September 30, 2002
-------------------------------------
Operating revenues               $546,885    $44,594    $9,070    $600,549    $35,514   $127,180   $162,694   ($1,824)     $761,419
Operating income (loss)           141,159    (11,183)    2,016     131,992      9,114      3,875     12,989      (281)      144,700
Net income (loss)                                                   62,631      5,896    (31,825)   (25,929)    8,028        44,730

Three Months Ended September 30, 2001
-------------------------------------
Operating revenues               $519,851    $42,979    $8,883    $571,713    $30,594    $65,437    $96,031   ($1,479)     $666,265
Operating income (loss)           132,753     (6,092)    2,474     129,135      8,741     (4,010)     4,731      (140)      133,726
Net income (loss)                                                   69,514      5,128     (2,511)     2,617    (2,800)       69,331

Nine Months Ended September 30, 2002
------------------------------------
Operating revenues             $1,330,297   $238,201   $27,138  $1,595,636    $88,138   $334,169   $422,307   ($5,072)   $2,012,871
Operating income (loss)           249,507      1,462     6,072     257,041     15,230      5,178     20,408      (485)      276,964
Net income (loss)                                                  116,538     10,508    (65,284)   (54,776)     (974)       60,788

Nine Months Ended September 30, 2001
------------------------------------
Operating revenues             $1,367,281   $396,229   $28,297  $1,791,807   $109,725   $233,106   $342,831   ($3,819)   $2,130,819
Operating income (loss)           249,036      8,292     4,955     262,283     43,718    (15,527)    28,191       546       291,020
Cumulative effect of a change in
  accounting principle, net of tax                                      --         --    (12,868)   (12,868)       --       (12,868)
Net income (loss)                                                  124,907     29,631    (32,021)    (2,390)   (6,266)      116,251


4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. Alliant Energy continues to utilize derivative instruments to manage its exposures to various market risks as described in Alliant Energy's, IP&L's and WP&L's Annual Report on Form 10-K for the year ended December 31, 2001. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy's "Notes to Consolidated Financial Statements" in the Form 10-K for the year ended December 31, 2001.

    For the nine months ended September 30, 2002, losses of $0.2 million were recognized in connection with hedge ineffectiveness in accordance with SFAS 133. At September 30, 2002, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was ten months and Alliant Energy estimates that losses of $3.7 million will be reclassified from accumulated other comprehensive loss into earnings within the twelve months between October 1, 2002 and September 30, 2003 as the hedged transactions affect earnings.

6. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation for the three and nine months ended September 30 was as follows:

                                                                 Three Months                       Nine Months
                                                        -------------------------------    -------------------------------
                                                            2002             2001              2002              2001
                                                        -------------    --------------    -------------     -------------
    Weighted average common shares outstanding:
         Basic earnings per share calculation             91,182,359       79,240,093          90,538,884        79,107,304
         Effect of dilutive securities                        75,915          109,964              82,901           133,965
         Diluted earnings per share calculation           91,258,274       79,350,057          90,621,785        79,241,269


    Options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price for the three and nine months ended September 30 as follows:

                                                                 Three Months                       Nine Months
                                                        -------------------------------    -------------------------------
                                                            2002             2001              2002              2001
                                                        -------------    --------------    -------------     -------------
    Options to purchase shares of common stock            3,852,247         1,921,997        3,171,259          1,368,801
    Average exercise price                                   $29.48            $30.82           $29.75             $31.20



7. Alliant Energy adopted SFAS 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, which resulted in goodwill no longer being subject to amortization. At September 30, 2002, Alliant Energy had $73 million and $171 million of net goodwill and other intangible assets, respectively, related to various consolidated investments. Such amounts are included in "Deferred charges and other" on Alliant Energy's Consolidated Balance Sheets. Alliant Energy also has $8 million of net goodwill included in "Investments in unconsolidated foreign entities" on Alliant Energy's Consolidated Balance Sheets related to various equity method investments. Had SFAS 142 been adopted January 1, 2001, for the three and nine months ended September 30, 2001, net income would have increased $0.9 million and $2.8 million, respectively, and basic and diluted EPS would have increased $0.01 and $0.04 per share, respectively.

8. On January 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod's common stock was suspended by Nasdaq. Subsequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and adjusted its cost basis to the last quoted market price on January 30, 2002. Alliant Energy's cost basis in its available-for-sale securities was reduced from $28 million at December 31, 2001 to a new cost basis of $7 million at January 31, 2002. As a result, the cumulative unrealized pre-tax loss of $21 million (including an unrealized pre-tax loss of $8 million accumulated from January 1, 2002 to January 30, 2002) associated with its previously classified available-for-sale securities was reclassified to earnings in the first quarter of 2002. Alliant Energy's McLeod shares designated as trading securities at December 31, 2001 were also adjusted in the first quarter of 2002 to a new cost basis of $3 million at January 31, 2002 resulting in a pre-tax charge to earnings in the first quarter of 2002 of $3 million.

    In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of approximately 3.3 million shares of new common stock of McLeod. Alliant Energy classified 0.9 million and
    2.4 million shares of the initial distribution it received as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq of McLeod's common stock in the second quarter of 2002, Alliant Energy resumed accounting for its McLeod investment under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. Alliant Energy's cost basis in the available-for-sale securities was reduced in the second quarter of 2002 from $7 million at January 31, 2002 to a new cost basis of $1 million. Alliant Energy's McLeod shares designated as trading securities at January 30, 2002 were initially adjusted in the second quarter of 2002 to a new cost basis of $1 million. The pre-tax charges to earnings recorded in the second quarter of 2002 associated with the resumption of SFAS 115 accounting were $6 million and $2 million for the available-for-sale and trading securities, respectively.

9. Alliant Energy has a loan receivable (including accrued interest income) from a Mexican development company in connection with development of a resort community in Mexico. In accordance with SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an Amendment of FASB Statement No. 114," Alliant Energy recorded a valuation allowance on this loan in the second quarter of 2002. The recorded investment in the loan at September 30, 2002 and December 31, 2001 was as follows (in millions):

                                                    September 30, 2002          December 31, 2001
                                                 -------------------------    ----------------------
             Gross loan receivable                          $48                        $41
             Less: Valuation allowance                        7                         --
                                                 -------------------------    ----------------------
             Net loan receivable                            $41                        $41
                                                 =========================    ======================

    Subsequent to establishing the valuation allowance, Alliant Energy has ceased accruing interest income on the loan until the applicable contractual amounts to be paid on the loan become probable.

10. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt securities. Alliant Energy's condensed consolidating financial statements are as follows:

  Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2002 and 2001

                                                      Alliant Energy               Other Alliant                      Consolidated
                                                          Parent                       Energy        Consolidating        Alliant
                                                          Company     Resources     Subsidiaries      Adjustments         Energy
                                                      -----------------------------------------------------------------------------
Three Months Ended September 30, 2002                                               (in thousands)
-------------------------------------
Operating revenues:
  Electric utility                                              $-            $-       $546,885                $-         $546,885
  Gas utility                                                    -             -         44,594                 -           44,594
  Non-regulated and other                                        -       162,694         91,791           (84,545)         169,940
                                                      -----------------------------------------------------------------------------
                                                                 -       162,694        683,270           (84,545)         761,419
                                                      -----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                            -             -         92,501                 -           92,501
  Purchased power                                                -             -        124,194                 -          124,194
  Cost of utility gas sold                                       -             -         26,917                 -           26,917
  Other operation and maintenance                              648       123,848        213,680           (82,552)         255,624
  Depreciation, depletion and amortization                       -        21,497         66,634                 -           88,131
  Taxes other than income taxes                                  -         4,360         26,921            (1,929)          29,352
                                                      -----------------------------------------------------------------------------
                                                               648       149,705        550,847           (84,481)         616,719
                                                      -----------------------------------------------------------------------------
Operating income (loss)                                       (648)       12,989        132,423               (64)         144,700
                                                      -----------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                             875        23,645         28,093            (1,616)          50,997
  Equity (income) loss from unconsolidated investments      (1,490)       19,160         (4,584)                -           13,086
  Allowance for funds used during construction                   -             -         (1,941)                -           (1,941)
  Preferred dividend requirements of subsidiaries                -             -          1,602                 -            1,602
  Miscellaneous, net                                       (36,282)       17,277         (3,468)           38,379           15,906
                                                      -----------------------------------------------------------------------------
                                                           (36,897)       60,082         19,702            36,763           79,650
                                                      -----------------------------------------------------------------------------
Income (loss) before income taxes                           36,249       (47,093)       112,721           (36,827)          65,050
                                                      -----------------------------------------------------------------------------
Income tax expense (benefit)                                (8,481)      (21,199)        50,064               (64)          20,320
                                                      -----------------------------------------------------------------------------
Net income (loss)                                          $44,730      ($25,894)       $62,657          ($36,763)         $44,730
                                                      =============================================================================

Three Months Ended September 30, 2001
-------------------------------------
Operating revenues:
  Electric utility                                              $-            $-       $519,851                $-         $519,851
  Gas utility                                                    -             -         42,979                 -           42,979
  Non-regulated and other                                        -        96,031         82,432           (75,028)         103,435
                                                      -----------------------------------------------------------------------------
                                                                 -        96,031        645,262           (75,028)         666,265
                                                      -----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                            -             -         94,894                 -           94,894
  Purchased power                                                -             -        108,177                 -          108,177
  Cost of utility gas sold                                       -             -         23,660                 -           23,660
  Other operation and maintenance                              589        71,650        195,369           (72,945)         194,663
  Depreciation, depletion and amortization                       -        16,148         69,354                 -           85,502
  Taxes other than income taxes                                  -         3,502         24,081            (1,940)          25,643
                                                      -----------------------------------------------------------------------------
                                                               589        91,300        515,535           (74,885)         532,539
                                                      -----------------------------------------------------------------------------
Operating income (loss)                                       (589)        4,731        129,727              (143)         133,726
                                                      -----------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                           2,658        16,508         28,607            (1,604)          46,169
  Equity income from unconsolidated investments             (2,964)      (17,038)        (2,526)                -          (22,528)
  Allowance for funds used during construction                   -             -         (3,373)                -           (3,373)
  Preferred dividend requirements of subsidiaries                -             -          1,680                 -            1,680
  Miscellaneous, net                                       (71,032)       12,475         (4,754)           71,829            8,518
                                                      -----------------------------------------------------------------------------
                                                           (71,338)       11,945         19,634            70,225           30,466
                                                      -----------------------------------------------------------------------------
Income (loss) before income taxes                           70,749        (7,214)       110,093           (70,368)         103,260
                                                      -----------------------------------------------------------------------------
Income tax expense (benefit)                                 1,418        (7,905)        40,559              (143)          33,929
                                                      -----------------------------------------------------------------------------
Net income (loss)                                          $69,331          $691        $69,534          ($70,225)         $69,331
                                                      =============================================================================

  Alliant Energy Corporation Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2002 and 2001

                                                               Alliant Energy             Other Alliant                 Consolidated
                                                                   Parent                    Energy      Consolidating     Alliant
                                                                   Company     Resources   Subsidiaries   Adjustments      Energy
                                                               ---------------------------------------------------------------------
Nine Months Ended September 30, 2002                                                      (in thousands)
------------------------------------
Operating revenues:
  Electric utility                                                        $-          $-    $1,330,297            $-     $1,330,297
  Gas utility                                                              -           -       238,201             -        238,201
  Non-regulated and other                                                  -     422,307       251,700      (229,634)       444,373
                                                               ---------------------------------------------------------------------
                                                                           -     422,307     1,820,198      (229,634)     2,012,871
                                                               ---------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                      -           -       230,259             -        230,259
  Purchased power                                                          -           -       287,212             -        287,212
  Cost of utility gas sold                                                 -           -       149,392             -        149,392
  Other operation and maintenance                                      1,579     331,097       613,575      (224,189)       722,062
  Depreciation, depletion and amortization                                 -      58,817       201,623             -        260,440
  Taxes other than income taxes                                            -      11,985        79,886        (5,329)        86,542
                                                               ---------------------------------------------------------------------
                                                                       1,579     401,899     1,561,947      (229,518)     1,735,907
                                                               ---------------------------------------------------------------------
Operating income (loss)                                               (1,579)     20,408       258,251          (116)       276,964
                                                               ---------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                     2,606      67,459        83,424        (4,663)       148,826
  Equity (income) loss from unconsolidated investments                  (941)      9,797       (12,555)            -         (3,699)
  Allowance for funds used during construction                             -           -        (5,291)            -         (5,291)
  Preferred dividend requirements of subsidiaries                          -           -         4,966             -          4,966
  Impairment of available-for-sale securities of McLeodUSA Inc.            -      27,218             -             -         27,218
  Miscellaneous, net                                                 (63,831)     25,537       (12,101)       66,875         16,480
                                                               ---------------------------------------------------------------------
                                                                     (62,166)    130,011        58,443        62,212        188,500
                                                               ---------------------------------------------------------------------
Income (loss) before income taxes                                     60,587    (109,603)      199,808       (62,328)        88,464
                                                               ---------------------------------------------------------------------
Income tax expense (benefit)                                            (201)    (55,218)       83,211          (116)        27,676
                                                               ---------------------------------------------------------------------
Net income (loss)                                                    $60,788    ($54,385)     $116,597      ($62,212)       $60,788
                                                               =====================================================================

Nine Months Ended September 30, 2001
------------------------------------
Operating revenues:
  Electric utility                                                        $-          $-    $1,367,281            $-     $1,367,281
  Gas utility                                                              -           -       396,229             -        396,229
  Non-regulated and other                                                  -     342,831       220,959      (196,481)       367,309
                                                               ---------------------------------------------------------------------
                                                                           -     342,831     1,984,469      (196,481)     2,130,819
                                                               ---------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                      -           -       248,040             -        248,040
  Purchased power                                                          -           -       318,024             -        318,024
  Cost of utility gas sold                                                 -           -       303,984             -        303,984
  Other operation and maintenance                                        893     254,233       564,541      (189,822)       629,845
  Depreciation, depletion and amortization                                 -      48,266       208,012             -        256,278
  Taxes other than income taxes                                            -      12,141        77,963        (6,476)        83,628
                                                               ---------------------------------------------------------------------
                                                                         893     314,640     1,720,564      (196,298)     1,839,799
                                                               ---------------------------------------------------------------------
Operating income (loss)                                                 (893)     28,191       263,905          (183)       291,020
                                                               ---------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                    10,513      51,822        89,903        (8,738)       143,500
  Equity income from unconsolidated investments                       (8,058)    (27,305)      (11,018)            -        (46,381)
  Allowance for funds used during construction                             -           -        (8,845)            -         (8,845)
  Preferred dividend requirements of subsidiaries                          -           -         5,040             -          5,040
  Miscellaneous, net                                                (121,430)     12,764       (14,010)      126,088          3,412
                                                               ---------------------------------------------------------------------
                                                                    (118,975)     37,281        61,070       117,350         96,726
                                                               ---------------------------------------------------------------------
Income (loss) before income taxes                                    118,082      (9,090)      202,835      (117,533)       194,294
                                                               ---------------------------------------------------------------------
Income tax expense (benefit)                                           1,831     (14,331)       77,858          (183)        65,175
                                                               ---------------------------------------------------------------------
Income (loss) before cumulative effect of a change in
   accounting principle, net of tax                                  116,251       5,241       124,977      (117,350)       129,119
                                                               ---------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
   net of tax                                                              -     (12,868)            -             -        (12,868)
                                                               ---------------------------------------------------------------------
Net income (loss)                                                   $116,251     ($7,627)     $124,977     ($117,350)      $116,251
                                                               =====================================================================

                     Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2002

                                                           Alliant Energy                  Other                       Consolidated
                                                              Parent                   Alliant Energy   Consolidating     Alliant
ASSETS                                                        Company      Resources    Subsidiaries     Adjustments      Energy
                                                          -------------------------------------------------------------------------
Property, plant and equipment:                                                         (in thousands)
  Utility:
      Electric plant in service                                     $-            $-     $5,306,832              $-     $5,306,832
      Other plant in service                                         -             -      1,159,813               -      1,159,813
      Accumulated depreciation                                       -             -     (3,558,804)              -     (3,558,804)
      Construction work in progress                                  -             -        156,238               -        156,238
      Nuclear fuel, net of amortization                              -             -         51,419               -         51,419
      Other, net                                                     -             -          9,348               -          9,348
                                                          -------------------------------------------------------------------------
          Total utility                                              -             -      3,124,846               -      3,124,846
                                                          -------------------------------------------------------------------------
  Non-regulated and other, net:
      Whiting                                                        -       409,791              -               -        409,791
      International                                                  -       234,750              -               -        234,750
      Non-regulated generation                                       -       137,151              -               -        137,151
      Other                                                          -       282,931         72,383            (111)       355,203
                                                          -------------------------------------------------------------------------
          Total non-regulated and other                              -     1,064,623         72,383            (111)     1,136,895
                                                          -------------------------------------------------------------------------
                                                                     -     1,064,623      3,197,229            (111)     4,261,741
                                                          -------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                                  6,002        83,268          6,412               -         95,682
  Other                                                        152,077       299,799        368,351        (206,034)       614,193
                                                          -------------------------------------------------------------------------
                                                               158,079       383,067        374,763        (206,034)       709,875
                                                          -------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                  1,705,025             -              -      (1,705,025)             -
  Investments in unconsolidated foreign entities                     -       338,606              -               -        338,606
  Other                                                         11,270        63,185        482,608             (10)       557,053
                                                          -------------------------------------------------------------------------
                                                             1,716,295       401,791        482,608      (1,705,035)       895,659
                                                          -------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                  -             -        333,656               -        333,656
  Deferred charges and other                                     1,377       307,038        278,200         (27,320)       559,295
                                                          -------------------------------------------------------------------------
                                                                 1,377       307,038        611,856         (27,320)       892,951
                                                          -------------------------------------------------------------------------

Total assets                                                $1,875,751    $2,156,519     $4,666,456     ($1,938,500)    $6,760,226
                                                          =========================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital               $1,285,863      $232,743       $856,760     ($1,089,503)    $1,285,863
  Retained earnings                                            757,825       121,059        761,294        (882,353)       757,825
  Accumulated other comprehensive loss                        (266,716)     (249,958)       (16,758)        266,716       (266,716)
  Shares in deferred compensation trust                         (6,703)            -              -               -         (6,703)
                                                          -------------------------------------------------------------------------
       Total common equity                                   1,770,269       103,844      1,601,296      (1,705,140)     1,770,269
                                                          -------------------------------------------------------------------------

  Cumulative preferred stock of subsidiary, net                      -             -         59,963               -         59,963
  Long-term debt (excluding current portion)                    24,000     1,262,223      1,325,814               -      2,612,037
                                                          -------------------------------------------------------------------------
                                                             1,794,269     1,366,067      2,987,073      (1,705,140)     4,442,269
                                                          -------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                               -        58,501          2,680               -         61,181
  Commercial paper                                              76,750       140,695         81,500               -        298,945
  Other short-term borrowings                                        -       125,147        141,785        (141,785)       125,147
  Accrued interest                                               2,787        23,091         21,699               -         47,577
  Accrued taxes                                                      -        19,167        139,298               -        158,465
  Other                                                          1,086       133,560        379,726         (64,250)       450,122
                                                          -------------------------------------------------------------------------
                                                                80,623       500,161        766,688        (206,035)     1,141,437
                                                          -------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)             (5,785)      194,876        499,235               -        688,326
  Other                                                          6,644        53,180        413,460         (27,325)       445,959
                                                          -------------------------------------------------------------------------
                                                                   859       248,056        912,695         (27,325)     1,134,285
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Minority interest                                                    -        42,235              -               -         42,235
                                                          -------------------------------------------------------------------------
Total capitalization and liabilities                        $1,875,751    $2,156,519     $4,666,456     ($1,938,500)    $6,760,226
                                                          =========================================================================

                     Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2001

                                                           Alliant Energy                  Other                      Consolidated
                                                              Parent                   Alliant Energy Consolidating      Alliant
ASSETS                                                        Company      Resources    Subsidiaries   Adjustments       Energy
                                                          -------------------------------------------------------------------------
Property, plant and equipment:                                                         (in thousands)
  Utility:
      Electric plant in service                                    $-           $-      $5,123,781             $-       $5,123,781
      Other plant in service                                        -            -       1,115,432              -        1,115,432
      Accumulated depreciation                                      -            -      (3,374,867)             -       (3,374,867)
      Construction work in progress                                 -            -         111,069              -          111,069
      Nuclear fuel, net of amortization                             -            -          54,811              -           54,811
      Other, net                                                    -            -           7,383              -            7,383
                                                          -------------------------------------------------------------------------
          Total utility                                             -            -       3,037,609              -        3,037,609
                                                          -------------------------------------------------------------------------
  Non-regulated and other, net:
      Whiting                                                       -      283,031               -              -          283,031
      International                                                 -      157,766               -              -          157,766
      Non-regulated generation                                      -       60,411               -              -           60,411
      Other                                                         -      275,077          49,014           (111)         323,980
                                                          -------------------------------------------------------------------------
          Total non-regulated and other                             -      776,285          49,014           (111)         825,188
                                                          -------------------------------------------------------------------------
                                                                    -      776,285       3,086,623           (111)       3,862,797
                                                          -------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                                 7,552       15,511           6,411              -           29,474
  Other                                                       184,623      272,152         399,723       (259,130)         597,368
                                                          -------------------------------------------------------------------------
                                                              192,175      287,663         406,134       (259,130)         626,842
                                                          -------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                 1,793,737            -               -     (1,793,737)               -
  Investments in unconsolidated foreign entities                    -      572,555               -              -          572,555
  Other                                                        32,814       71,237         477,929            (14)         581,966
                                                          -------------------------------------------------------------------------
                                                            1,826,551      643,792         477,929     (1,793,751)       1,154,521
                                                          -------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                 -            -         241,973              -          241,973
  Deferred charges and other                                        -      124,737         236,812              -          361,549
                                                          -------------------------------------------------------------------------
                                                                    -      124,737         478,785              -          603,522
                                                          -------------------------------------------------------------------------
Total assets                                               $2,018,726   $1,832,477      $4,449,471    ($2,052,992)      $6,247,682
                                                          =========================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and additional paid-in capital              $1,240,690     $232,743        $789,002    ($1,021,745)      $1,240,690
  Retained earnings                                           832,293      175,443         749,102       (924,545)         832,293
  Accumulated other comprehensive loss                       (152,434)    (140,137)        (12,297)       152,434         (152,434)
  Shares in deferred compensation trust                        (2,208)           -               -              -           (2,208)
                                                          -------------------------------------------------------------------------
       Total common equity                                  1,918,341      268,049       1,525,807     (1,793,856)       1,918,341
                                                          -------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net                   -            -         113,953              -          113,953
  Long-term debt (excluding current portion)                   24,000    1,105,792       1,328,149              -        2,457,941
                                                          -------------------------------------------------------------------------
                                                            1,942,341    1,373,841       2,967,909     (1,793,856)       4,490,235
                                                          -------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                              -        9,946             560              -           10,506
  Commercial paper                                             68,389            -               -              -           68,389
  Other short-term borrowings                                       -       84,318               -              -           84,318
  Accrued interest                                              2,100       10,022          23,591              -           35,713
  Accrued taxes                                                     -       13,026          77,387              -           90,413
  Other                                                         2,374       99,797         607,357       (259,130)         450,398
                                                          -------------------------------------------------------------------------
                                                               72,863      217,109         708,895       (259,130)         739,737
                                                          -------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)            (4,033)     177,116         459,389              -          632,472
  Other                                                         7,555       21,033         313,278             (6)         341,860
                                                          -------------------------------------------------------------------------
                                                                3,522      198,149         772,667             (6)         974,332
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------
Minority interest                                                   -       43,378               -              -           43,378
                                                          -------------------------------------------------------------------------
Total capitalization and liabilities                       $2,018,726   $1,832,477      $4,449,471    ($2,052,992)      $6,247,682
                                                          =========================================================================

 Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

                                                               Alliant Energy              Other Alliant               Consolidated
                                                                   Parent                     Energy     Consolidating    Alliant
                                                                   Company     Resources   Subsidiaries   Adjustments     Energy
                                                              ---------------------------------------------------------------------
Nine Months Ended September 30, 2002                                                       (in thousands)
------------------------------------
 Net cash flows from operating activities                           $62,040      $27,225      $387,116      ($65,240)     $411,141
                                                              ---------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                        (135,256)           -      (104,404)      104,404      (135,256)
     Proceeds from issuance of common stock                          45,410            -             -             -        45,410
     Redemption of preferred stock of subsidiary                          -            -       (56,389)            -       (56,389)
     Net change in Resources' credit facility                             -      207,085             -             -       207,085
     Net change in other short-term borrowings                       35,335       86,876        54,526             -       176,737
     Other                                                             (213)       7,122        52,750       (67,053)       (7,394)
                                                              ---------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (54,724)     301,083       (53,517)       37,351       230,193
                                                              ---------------------------------------------------------------------
 Cash flows used for investing activities:
     Construction and acquisition expenditures:
        Non-regulated businesses                                          -     (359,821)            -             -      (359,821)
        Regulated domestic utilities                                      -            -      (276,692)            -      (276,692)
        Corporate Services and other                                      -            -       (26,871)            -       (26,871)
     Other                                                          (10,482)      22,470       (20,579)       29,828        21,237
                                                              ---------------------------------------------------------------------
        Net cash flows used for investing activities                (10,482)    (337,351)     (324,142)       29,828      (642,147)
                                                              ---------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments      (3,166)      (9,043)        9,457         1,939          (813)
                                                              ---------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period           6,381       66,012        16,164        (1,939)       86,618
                                                              ---------------------------------------------------------------------
 Cash and temporary cash investments at end of period                $3,215      $56,969       $25,621            $-       $85,805
                                                              =====================================================================
 Supplemental cash flows information:
     Cash paid during the period for:
        Interest                                                     $1,920      $54,213       $78,507            $-      $134,640
                                                              =====================================================================
        Income taxes, net of refunds                                     $-         $125        $4,451            $-        $4,576
                                                              =====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                               $-           $-       $11,635            $-       $11,635
                                                              =====================================================================

Nine Months Ended September 30, 2001
------------------------------------

 Net cash flows from operating activities                           $56,850     $107,219      $437,602     ($125,109)     $476,562
                                                              ---------------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                        (118,503)           -      (105,595)      105,595      (118,503)
     Proceeds from issuance of common stock                          11,403            -             -             -        11,403
     Net change in Resources' credit facility                             -      248,500             -             -       248,500
     Net change in other short-term borrowings                      (92,465)     (44,248)            -             -      (136,713)
     Other                                                          163,424      (45,550)     (103,864)        4,931        18,941
                                                              ---------------------------------------------------------------------
         Net cash flows from (used for) financing activities        (36,141)     158,702      (209,459)      110,526        23,628
                                                              ---------------------------------------------------------------------
 Cash flows used for investing activities:
     Construction and acquisition expenditures:
        Non-regulated businesses                                          -     (376,067)            -             -      (376,067)
        Regulated domestic utilities                                      -            -      (230,127)            -      (230,127)
        Corporate Services and other                                      -            -       (24,140)            -       (24,140)
     Other                                                          (14,615)      38,095        36,208        14,583        74,271
                                                              ---------------------------------------------------------------------
        Net cash flows used for investing activities                (14,615)    (337,972)     (218,059)       14,583      (556,063)
                                                              ---------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments       6,094      (72,051)       10,084             -       (55,873)
                                                              ---------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period             574      133,957        13,884             -       148,415
                                                              ---------------------------------------------------------------------
 Cash and temporary cash investments at end of period                $6,668      $61,906       $23,968            $-       $92,542
                                                              =====================================================================
 Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                    $10,270      $46,987       $85,643            $-      $142,900
                                                              =====================================================================
        Income taxes, net of refunds                                 $1,702     ($10,131)      $65,102            $-       $56,673
                                                              =====================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                     $-           $-       $19,759            $-       $19,759
                                                              =====================================================================

                                          INTERSTATE POWER AND LIGHT COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months                    For the Nine Months
                                                           Ended September 30,                    Ended September 30,
                                                         2002               2001                2002               2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Operating revenues:
  Electric utility                                        $322,422           $312,389            $747,691           $791,131
  Gas utility                                               21,494             23,628             128,748            226,641
  Steam                                                      7,631              7,445              23,181             24,478
                                                    ---------------    ---------------     ---------------    ---------------
                                                           351,547            343,462             899,620          1,042,250
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       52,104             60,285             127,806            150,164
  Purchased power                                           54,950             46,112             120,171            152,793
  Cost of gas sold                                          11,698             13,467              80,268            171,714
  Other operation and maintenance                           83,353             79,605             244,046            244,524
  Depreciation and amortization                             36,751             36,802             109,303            110,614
  Taxes other than income taxes                             16,138             14,282              49,157             46,768
                                                    ---------------    ---------------     ---------------    ---------------
                                                           254,994            250,553             730,751            876,577
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Operating income                                            96,553             92,909             168,869            165,673
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                          17,127             16,732              50,119             51,312
  Allowance for funds used during construction              (1,249)            (1,959)             (3,666)            (4,991)
  Miscellaneous, net                                        (3,169)            (1,255)             (6,868)            (6,007)
                                                    ---------------    ---------------     ---------------    ---------------
                                                            12,709             13,518              39,585             40,314
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  83,844             79,391             129,284            125,359
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Income taxes                                                38,810             28,085              55,574             46,212
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Net income                                                  45,034             51,306              73,710             79,147
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                775                853               2,483              2,557
                                                    ---------------    ---------------     ---------------    ---------------

-----------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                        $44,259            $50,453             $71,227            $76,590
                                                    ===============    ===============     ===============    ===============

-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       INTERSTATE POWER AND LIGHT COMPANY
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              September 30,        December 31,
ASSETS                                                                            2002                 2001
------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Electric plant in service                                                        $3,449,532          $3,344,188
  Gas plant in service                                                                325,427             316,613
  Steam plant in service                                                               59,746              59,452
  Other plant in service                                                              197,099             182,868
  Accumulated depreciation                                                         (2,150,054)         (2,046,756)
                                                                            ------------------   -----------------
     Net plant                                                                      1,881,750           1,856,365
  Construction work in progress                                                       108,193              73,241
  Leased nuclear fuel, net of amortization                                             38,230              37,407
  Other, net                                                                            8,556               6,703
                                                                            ------------------   -----------------
                                                                                    2,036,729           1,973,716
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash                                                                                 16,132               8,962
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,797 and $1,564, respectively                                               29,982              19,950
    Associated companies                                                                2,333               4,718
    Other, less allowance for doubtful accounts
      of $332 and $319, respectively                                                   20,936              25,497
  Production fuel, at average cost                                                     41,224              32,083
  Materials and supplies, at average cost                                              29,358              29,121
  Gas stored underground, at average cost                                              21,560              18,447
  Regulatory assets                                                                    12,239              12,495
  Prepayments and other                                                                13,063              11,472
                                                                            ------------------   -----------------
                                                                                      186,827             162,745
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                 117,511             117,159
  Other                                                                                15,027              15,157
                                                                            ------------------   -----------------
                                                                                      132,538             132,316
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                   215,808             132,109
  Deferred charges and other                                                           29,709              31,103
                                                                            ------------------   -----------------
                                                                                      245,517             163,212
                                                                            ------------------   -----------------

------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $2,601,611          $2,431,989
                                                                            ==================   =================

------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        INTERSTATE POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                              September 30,          December 31,
CAPITALIZATION AND LIABILITIES                                                    2002                   2001
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          478,199               422,461
  Retained earnings                                                                   379,175               368,203
  Accumulated other comprehensive loss                                                 (2,131)               (2,131)
                                                                            ------------------     -----------------
    Total common equity                                                               888,670               821,960
                                                                            ------------------     -----------------

  Cumulative preferred stock, not mandatorily redeemable                                    -                29,139
  Cumulative preferred stock, mandatorily redeemable                                        -                24,850
  Long-term debt (excluding current portion)                                          857,637               860,068
                                                                            ------------------     -----------------
                                                                                    1,746,307             1,736,017
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                  2,680                   560
  Capital lease obligations                                                            13,286                15,292
  Notes payable to associated companies                                                51,121                38,047
  Accounts payable                                                                     40,920                55,249
  Accounts payable to associated companies                                             33,135                38,255
  Accrued interest                                                                     13,675                14,715
  Accrued taxes                                                                       104,951                70,747
  Other                                                                                34,662                36,424
                                                                            ------------------     -----------------
                                                                                      294,430               269,289
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   316,649               268,010
  Accumulated deferred investment tax credits                                          32,049                34,491
  Pension and other benefit obligations                                                46,470                40,573
  Environmental liabilities                                                            43,365                38,206
  Capital lease obligations                                                            24,991                22,171
  Other                                                                                97,350                23,232
                                                                            ------------------     -----------------
                                                                                      560,874               426,683
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $2,601,611            $2,431,989
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    INTERSTATE POWER AND LIGHT COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  For the Nine Months Ended September 30,
                                                                           2002                2001
---------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                                 $73,710             $79,147
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                           109,303             110,614
     Amortization of leased nuclear fuel                                      10,812               9,186
     Amortization of deferred energy efficiency expenditures                   2,977              16,109
     Deferred tax benefits and investment tax credits                         (5,367)            (10,698)
     Refueling outage provision                                                6,165              (5,819)
     Other                                                                       800                 195
  Other changes in assets and liabilities:
     Accounts receivable                                                      (3,086)            109,809
     Accounts payable                                                        (15,418)            (42,482)
     Accrued taxes                                                            34,204              26,824
     Adjustment clause balances                                               (6,264)             23,882
     Manufactured gas plants insurance refunds                                     -             (21,541)
     Other changes in working capital                                         36,610              (5,921)
                                                                   ------------------  ------------------
       Net cash flows from operating activities                              244,446             289,305
                                                                   ------------------  ------------------
---------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
     Common stock dividends                                                  (60,255)            (60,256)
     Preferred stock dividends                                                (2,483)             (2,557)
     Capital contribution from parent                                         60,000                   -
     Redemption of preferred stock                                           (56,389)                  -
     Proceeds from issuance of long-term debt                                      -             200,000
     Reductions in long-term debt                                               (560)            (89,110)
     Net change in short-term borrowings                                      13,074            (169,313)
     Principal payments under capital lease obligations                      (11,053)             (6,198)
     Other                                                                    (2,690)              9,594
                                                                   ------------------  ------------------
       Net cash flows used for financing activities                          (60,356)           (117,840)
                                                                   ------------------  ------------------
---------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Utility construction expenditures                                       (167,142)           (128,092)
    Nuclear decommissioning trust funds                                       (4,506)             (4,506)
    Other                                                                     (5,272)             (5,503)
                                                                   ------------------  ------------------
      Net cash flows used for investing activities                          (176,920)           (138,101)
                                                                   ------------------  ------------------
---------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                            7,170              33,364
                                                                   ------------------  ------------------
---------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                     8,962               9,626
                                                                   ------------------  ------------------
---------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                         $16,132             $42,990
                                                                   ==================  ==================
---------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                 $48,196             $51,015
                                                                   ==================  ==================
    Income taxes, net of refunds                                                 $ -             $30,585
                                                                   ==================  ==================
  Noncash investing and financing activities:
    Capital lease obligations incurred and other                             $11,635             $19,759
                                                                   ==================  ==================
---------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      INTERSTATE POWER AND LIGHT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IP&L.

 1. The interim consolidated financial statements included herein have been prepared by IP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The merger of IPC with and into IESU was effective January 1, 2002 and IESU changed its name to IP&L. These statements are prepared on the basis of accounting as a common control merger and reflect the combination of IESU and IPC, both direct subsidiaries of Alliant Energy. IP&L is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with IP&L's pro forma combined financial statements and notes thereto included in IP&L's Current Report on Form 8-K dated January 1, 2002, as amended by IP&L's Current Report on Form 8-K/A.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, (b) the consolidated financial position at September 30, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001, have been made. Because of the seasonal nature of IP&L's operations, results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. IP&L's comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended September 30 were as follows (in thousands):

                                                                 Three Months                   Nine Months
                                                         -----------------------------  -----------------------------
                                                             2002            2001           2002            2001
                                                         --------------  -------------  -------------   -------------
      Earnings available for common stock                    $44,259         $50,453        $71,227         $76,590
        Other comprehensive income:
          Reclassification adjustment for losses included
           in earnings available for common stock related
           to derivatives qualified as hedges, net of tax         --              --             --              18
                                                         --------------  -------------  -------------   -------------
        Other comprehensive income                                --              --             --              18
                                                         --------------  -------------  -------------   -------------
      Comprehensive income                                   $44,259         $50,453        $71,227         $76,608
                                                         ==============  =============  =============   =============

3. Certain financial information relating to IP&L's significant business segments is presented below. Intersegment revenues were not material to IP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    -------------------------------------------------------
                                                                        (in thousands)
     Three Months Ended September 30, 2002
     -------------------------------------
     Operating revenues                                 $322,422      $21,494         $7,631      $351,547
     Operating income (loss)                              99,795       (4,796)         1,554        96,553
     Earnings available for common stock                                                            44,259

     Three Months Ended September 30, 2001
     -------------------------------------
     Operating revenues                                 $312,389      $23,628         $7,445      $343,462
     Operating income (loss)                              93,953       (3,000)         1,956        92,909
     Earnings available for common stock                                                            50,453

     Nine Months Ended September 30, 2002
     ------------------------------------
     Operating revenues                                 $747,691     $128,748        $23,181      $899,620
     Operating income                                    161,190        2,729          4,950       168,869
     Earnings available for common stock                                                            71,227

     Nine Months Ended September 30, 2001
     ------------------------------------
     Operating revenues                                 $791,131     $226,641        $24,478    $1,042,250
     Operating income                                    153,400        8,389          3,884       165,673
     Earnings available for common stock                                                            76,590


                                             WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                    For the Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                          2002               2001                2002               2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                         $224,463           $207,462            $582,606           $576,150
  Gas utility                                                23,100             19,351             109,453            169,588
  Water                                                       1,439              1,437               3,957              3,818
                                                     ---------------    ---------------     ---------------    ---------------
                                                            249,002            228,250             696,016            749,556
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                  40,397             34,609             102,453             97,876
  Purchased power                                            69,244             62,065             167,041            165,231
  Cost of gas sold                                           15,219             10,193              69,124            132,270
  Other operation and maintenance                            49,968             44,745             151,507            135,452
  Depreciation and amortization                              29,882             32,552              92,320             97,398
  Taxes other than income taxes                               8,853              7,860              25,399             24,719
                                                     ---------------    ---------------     ---------------    ---------------
                                                            213,563            192,024             607,844            652,946
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating income                                             35,439             36,226              88,172             96,610
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                            9,881             11,013              30,029             33,539
  Equity income from unconsolidated investments              (4,514)            (2,472)            (12,387)           (10,819)
  Allowance for funds used during construction                 (692)            (1,414)             (1,625)            (3,854)
  Miscellaneous, net                                            423             (3,087)             (3,051)            (4,391)
                                                     ---------------    ---------------     ---------------    ---------------
                                                              5,098              4,040              12,966             14,475
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   30,341             32,186              75,206             82,135
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                 11,191             12,332              27,522             31,464
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Net income                                                   19,150             19,854              47,684             50,671
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                 827                827               2,483              2,483
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $18,323            $19,027             $45,201            $48,188
                                                     ===============    ===============     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          September 30,        December 31,
ASSETS                                                                         2002                2001
---------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Property, plant and equipment:
  Electric plant in service                                                    $1,857,300           $1,779,593
  Gas plant in service                                                            291,871              280,881
  Water plant in service                                                           33,362               32,497
  Other plant in service                                                          252,309              243,121
  Accumulated depreciation                                                     (1,408,750)          (1,328,111)
                                                                         -----------------   ------------------
    Net plant                                                                   1,026,092            1,007,981
  Construction work in progress                                                    48,045               37,828
  Nuclear fuel, net of amortization                                                13,189               17,404
  Other, net                                                                          791                  681
                                                                         -----------------   ------------------
                                                                                1,088,117            1,063,894
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash                                                                              5,221                4,389
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,625 and $1,543, respectively                                                -               33,190
    Associated companies                                                              696                3,676
    Other, less allowance for doubtful accounts
      of $162 and $-, respectively                                                 23,781               16,571
  Production fuel, at average cost                                                 17,123               17,314
  Materials and supplies, at average cost                                          20,315               20,669
  Gas stored underground, at average cost                                          20,490               22,187
  Prepaid gross receipts tax                                                       20,112               25,673
  Other                                                                             9,731               13,018
                                                                         -----------------   ------------------
                                                                                  117,469              156,687
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             216,923              215,794
  Investment in ATC and other                                                     130,074              127,941
                                                                         -----------------   ------------------
                                                                                  346,997              343,735
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               117,848              109,864
  Deferred charges and other                                                      227,072              205,702
                                                                         -----------------   ------------------
                                                                                  344,920              315,566
                                                                         -----------------   ------------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,897,503           $1,879,882
                                                                         =================   ==================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                              September 30,           December 31,
CAPITALIZATION AND LIABILITIES                                                    2002                    2001
---------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                  $66,183                $66,183
  Additional paid-in capital                                                          275,603                264,603
  Retained earnings                                                                   382,384                381,333
  Accumulated other comprehensive loss                                                (14,627)               (10,167)
                                                                            ------------------      -----------------
    Total common equity                                                               709,543                701,952
                                                                            ------------------      -----------------

  Cumulative preferred stock                                                           59,963                 59,963
  Long-term debt (excluding current portion)                                          468,176                468,083
                                                                            ------------------      -----------------
                                                                                    1,237,682              1,229,998
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                           55,100                 55,100
  Commercial paper                                                                     81,500                      -
  Notes payable to associated companies                                                     -                 90,816
  Accounts payable                                                                     71,644                 98,173
  Accounts payable to associated companies                                             26,626                 36,678
  Accrued taxes                                                                        27,083                  2,057
  Other                                                                                54,857                 33,162
                                                                            ------------------      -----------------
                                                                                      316,810                315,986
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   199,717                206,245
  Accumulated deferred investment tax credits                                          23,657                 24,907
  Customer advances                                                                    34,591                 34,178
  Pension and other benefit obligations                                                18,433                 18,175
  Other                                                                                66,613                 50,393
                                                                            ------------------      -----------------
                                                                                      343,011                333,898
                                                                            ------------------      -----------------

---------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,897,503             $1,879,882
                                                                            ==================      =================

---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WISCONSIN POWER AND LIGHT COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Nine Months Ended September 30,
                                                                                         2002                  2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Cash flows from operating activities:
  Net income                                                                                  $47,684               $50,671
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                             92,320                97,398
     Amortization of nuclear fuel                                                               4,680                 4,158
     Amortization of deferred energy efficiency expenditures                                   11,745                10,771
     Deferred tax benefits and investment tax credits                                          (2,215)               (9,235)
     Equity income from unconsolidated investments, net                                       (12,387)              (10,819)
     Distributions from equity method investments                                              10,481                 5,670
     Other                                                                                     (5,891)               (9,583)
  Other changes in assets and liabilities:
     Accounts receivable                                                                       28,960                44,523
     Gas stored underground                                                                     1,697                (9,974)
     Accounts payable                                                                         (34,446)              (34,445)
     Accrued taxes                                                                             25,026                 6,072
     Other changes in working capital                                                             951                (3,457)
                                                                                  --------------------  --------------------
       Net cash flows from operating activities                                               168,605               141,750
                                                                                  --------------------  --------------------

----------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
     Common stock dividends                                                                   (44,150)              (45,340)
     Preferred stock dividends                                                                 (2,483)               (2,483)
     Capital contribution from parent                                                          11,000                     -
     Reductions in long-term debt                                                                   -               (47,000)
     Net change in short-term borrowings                                                       (9,316)               17,813
     Other                                                                                          -                (2,725)
                                                                                  --------------------  --------------------
       Net cash flows used for financing activities                                           (44,949)              (79,735)
                                                                                  --------------------  --------------------

----------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
     Utility construction expenditures                                                       (109,550)             (102,035)
     Nuclear decommissioning trust funds                                                      (15,373)              (15,373)
     Proceeds from formation of ATC                                                                 -                74,643
     Other                                                                                      2,099               (13,111)
                                                                                  --------------------  --------------------
       Net cash flows used for investing activities                                          (122,824)              (55,876)
                                                                                  --------------------  --------------------

----------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                              832                 6,139
                                                                                  --------------------  --------------------

----------------------------------------------------------------------------------------------------------------------------

Cash at beginning of period                                                                     4,389                 2,584
                                                                                  --------------------  --------------------

----------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                          $5,221                $8,723
                                                                                  ====================  ====================

----------------------------------------------------------------------------------------------------------------------------

Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                                  $30,312               $34,627
                                                                                  ====================  ====================
    Income taxes, net of refunds                                                               $4,396               $32,792
                                                                                  ====================  ====================

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

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiaries. WP&L is a direct subsidiary of Alliant
    Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, (b) the consolidated financial position at September 30, 2002 and December 31, 2001, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. WP&L's comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended September 30 were as follows (in thousands):

                                                                    Three Months                   Nine Months
                                                            -----------------------------  ----------------------------
                                                                2002            2001           2002           2001
                                                            -------------   -------------  -------------  -------------
Earnings available for common stock                            $18,323         $19,027         $45,201        $48,188
   Other comprehensive income (loss):
     Unrealized gains (losses) on derivatives qualified as
           hedges:
        Unrealized holding gains (losses) arising during
           period, net of tax                                      126           3,756            (173)         5,557
        Less:  reclassification adjustment for gains
           (losses) included in earnings available
           for common stock, net of tax                             --            (456)          4,287         (4,222)
                                                            -------------   -------------  -------------  -------------
     Net unrealized gains (losses) on qualifying derivatives       126           4,212          (4,460)         9,779
                                                            -------------   -------------  -------------  -------------
   Other comprehensive income (loss)                               126           4,212          (4,460)         9,779
                                                            -------------   -------------  -------------  -------------
Comprehensive income                                           $18,449         $23,239         $40,741        $57,967
                                                            =============   =============  =============  =============

3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                       Electric        Gas          Other         Total
                                                    --------------------------------------------------------
                                                                         (in thousands)
     Three Months Ended September 30, 2002
     -------------------------------------
     Operating revenues                                 $224,463      $23,100         $1,439      $249,002
     Operating income (loss)                              41,364       (6,387)           462        35,439
     Earnings available for common stock                                                            18,323

     Three Months Ended September 30, 2001
     -------------------------------------
     Operating revenues                                 $207,462      $19,351         $1,437      $228,250
     Operating income (loss)                              38,800       (3,092)           518        36,226
     Earnings available for common stock                                                            19,027

     Nine Months Ended September 30, 2002
     ------------------------------------
     Operating revenues                                 $582,606     $109,453         $3,957      $696,016
     Operating income (loss)                              88,317       (1,267)         1,122        88,172
     Earnings available for common stock                                                            45,201

     Nine Months Ended September 30, 2001
     ------------------------------------
     Operating revenues                                 $576,150     $169,588         $3,818      $749,556
     Operating income (loss)                              95,636          (97)         1,071        96,610
     Earnings available for common stock                                                            48,188


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's, IP&L's and WP&L's latest Annual Report on Form 10-K.

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in "Other Matters - Other Future Considerations" and in "Future Earnings Outlook;" weather effects on sales and revenues; general economic and political conditions in Alliant Energy's domestic service territories; federal, state and international regulatory or governmental actions, including issues associated with the deregulation of the domestic utility industry, the ability to obtain adequate and timely rate relief and the payment of dividends; unanticipated construction and acquisition expenditures; issues related to stranded costs and the recovery thereof; unanticipated issues related to the supply of purchased electricity and price thereof; unexpected issues related to the operations of Alliant Energy's nuclear facilities; unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy and with environmental compliance generally; unanticipated developments that adversely impact Alliant Energy's ability to implement its strategic plan, especially as it relates to international investments; Alliant Energy's ability to identify and successfully complete proposed asset divestitures, acquisitions and development projects; improved results from Alliant Energy's Brazil investments and no material adverse changes in the rates allowed by the Brazilian regulators; unanticipated shifts in earnings at Whiting; enhanced performance by Alliant Energy's other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; continued access to the capital markets to execute Alliant Energy's strategic plan; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in; and changes in the rate of inflation. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                            UTILITY INDUSTRY REVIEW

A summary of the regulatory environment is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Set forth below are several recent developments relating to the regulatory environment.

Overview - In September 2001, IP&L and five other electric utility companies
--------
filed an application with FERC to create TRANSLink, a for-profit, transmission-only company. In April 2002, FERC conditionally approved the formation of TRANSLink and TRANSLink's participation in the Midwest ISO. In June 2002, TRANSLink Development Co. LLC was formed to oversee the start-up activities for TRANSLink. Current plans call for IP&L to contribute transmission assets of 69 KV and greater, which have an estimated net book value of approximately $244 million, to TRANSLink in exchange for a yet to be determined combination of a corresponding ownership interest in TRANSLink and cash. IP&L will be filing for the necessary state approvals in the fourth quarter of 2002. TRANSLink is currently expected to be operational in the third quarter of 2003 and will be the transmission network provider to approximately 6.9 million customers in 14 states.

In July 2002, FERC issued a notice of proposed rules intended to standardize the wholesale electric market, which has generated significant industry discussion. Alliant Energy believes that standardization of the wholesale electric market is necessary, it will benefit market participants and there may be significant changes to the proposed rules. Therefore, Alliant Energy cannot determine the impact the final rules will have on its results of operations or financial condition.

Rates and Regulatory Matters - Alliant Energy's merger-related price freezes
----------------------------
expired in April 2002 in all of its primary domestic utility jurisdictions and it is currently addressing the recovery of its utility cost increases through numerous rate filings. Alliant Energy recently received a final order in one of its rate cases and currently has four other rate cases pending. Details of these rate cases are as follows (dollars in millions):

                                                                                                             Expected
                                                       Interim      Interim       Final         Final          Final
               Utility      Filing      Increase      Increase     Effective     Increase     Effective      Effective
     Case        Type        Date      Requested     Granted (1)      Date        Granted        Date          Date        Notes
-------------- -------- ------------- ------------- ------------- -------------  ----------- -------------  ------------  ---------
WP&L:
  2002 retail   E/G/W      Aug. 2001       $104           $49       April 2002         $82     Sept. 2002        N/A         (2)
  2003 retail   E/G/W      May 2002         101           TBD          TBD             TBD        TBD         Jan. 2003      (3)
  Wholesale       E        Feb. 2002          6             6       April 2002         TBD        TBD         Jan. 2003
IP&L retail       E       March 2002         82            15       July 2002          TBD        TBD         June 2003      (4)
IP&L retail       G        July 2002         20            17       Oct. 2002          TBD        TBD         July 2003
                                      ------------- -------------
   Total                                   $313           $87
                                      ============= =============

(1) Interim rate relief is implemented subject to refund, pending determination of final rates.
(2) In its September 2002 final order, the PSCW increased the authorized return on common equity from 11.7% to 12.3% and it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($62 million), if such dividends would reduce WP&L's average common equity ratio below 44.67% of total capitalization.
(3) The 2003 request has been updated from $59 million as announced earlier to reflect the final order in the 2002 retail case and updated cost information.
(4) In accordance with rate making principles in Iowa, IP&L only requested interim rate relief of $22 million.

In March 2002, WP&L filed with the PSCW to refund approximately $4 million to customers based on lower than projected fuel and purchased-power costs in 2001. In addition, in March 2002, WP&L filed with and received approval from the PSCW for a decrease in retail electric rates of approximately $19 million, effective March 23, 2002, based on lower projected 2002 fuel and purchased-power costs. The refund amounts ultimately provided by WP&L are subject to PSCW approval. WP&L has recorded the necessary reserves for refunds at September 30, 2002.

The PSCW has issued new rules relating to the collection of fuel and purchased-power costs by Wisconsin utilities, including WP&L. The new rules and related procedures are intended, among other things, to significantly reduce regulatory lag for the utilities and customers related to the timing of the recovery of increased or decreased fuel and purchased-power costs. Purchased-power capacity costs will now be included in base rates. A process will also exist whereby the utilities can seek deferral treatment of capacity, transmission and emergency costs between base rate cases. The new rules are expected to be implemented for WP&L in the first quarter of 2003.

In January 2001, the IUB issued an order requiring IESU and IPC to file a joint fuel procurement plan for the purpose of evaluating the reasonableness of the Iowa utilities' fuel procurement contracts. In April 2002, the IUB issued an order, which found no reason to require a refund of past fuel and purchased-power cost collections or disallow recovery of ongoing collections. However, the IUB indicated it will continue to examine in other forums several issues related to purchased-power contracts, the design of the fuel cost recovery mechanism and long-term planning practices. These issues are being addressed in IP&L's retail electric rate case. IP&L cannot presently predict the impact, if any, this matter may have on its financial condition and results of operations.

In 2002, IP&L filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit which has not been reflected in IP&L's results of operations pending a decision from the IUB on the required rate making treatment of the benefit. There would be no negative impact on Alliant Energy's results of operations or financial position should the IUB and/or IRS reject IP&L's proposals.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share.

Overview - Third Quarter Results - Alliant Energy's EPS for the third quarter
--------------------------------
of 2002 and 2001 were as follows:

                                                                                         2002         2001
                                                                                       ---------    ----------
GAAP EPS                                                                                 $0.49         $0.87
Less:  Non-cash SFAS 133 income (charge) related to the valuation of electricity
         derivatives held by Southern Hydro                                              (0.10)         0.13
       Non-cash SFAS 133 valuation charge related to Resources' 30-year
         exchangeable senior notes                                                         --          (0.16)
                                                                                       ---------    ----------
Adjusted EPS *                                                                           $0.59         $0.90
                                                                                       =========    ==========


* Adjusted EPS is a non-GAAP measure of accounting and should be evaluated in connection with GAAP information. Alliant Energy believes the presentation of adjusted earnings gives investors another measure to consider, in conjunction with the GAAP results, which could provide a meaningful comparison of Alliant Energy's performance by eliminating limited, unique non-cash/other charges and income that may affect comparability between years and may impact an assessment of Alliant Energy's ongoing performance.

The third quarter 2002 decrease in adjusted earnings was largely due to a decrease in earnings from Alliant Energy's non-regulated businesses of $0.27 per share. Earnings from utility operations decreased $0.09 per share due to higher operating expenses and a higher effective income tax rate, partially offset by higher electric margins. Also contributing to the decrease in adjusted earnings was the dilutive impact of additional common shares outstanding in the third quarter of 2002 as compared to the same period in 2001 of $0.09 per share. Partially offsetting the decreases in adjusted earnings were lower income tax and other expenses at the parent company of $0.14 per share. Although the effective income tax rate for the third quarter of 2002 compared to the same period in 2001 impacted the utility and parent company earnings variances, on a consolidated basis the net impact was not significant.

A breakdown of Alliant Energy's non-regulated adjusted EPS by business unit for the three and nine months ended September 30 is as follows (the adjustments to GAAP EPS in the previous table were all recorded at Alliant Energy's non-regulated businesses):

                                                         Three Months                              Nine Months
                                             --------------------------------------    -------------------------------------
                                              2002*         2001         Variance       2002*         2001        Variance
                                             ---------    ---------     -----------    ---------    ---------    -----------
Investments                                    $0.12        $0.09          $0.03         $0.24        $0.46        ($0.22)
International                                  (0.19)       (0.06)         (0.13)        (0.51)       (0.27)        (0.24)
Integrated Services                            (0.01)         --           (0.01)        (0.15)       (0.05)        (0.10)
Energy Technologies                            (0.05)       (0.01)         (0.04)        (0.10)       (0.01)        (0.09)
Mass Marketing                                 (0.04)         --           (0.04)        (0.07)       (0.01)        (0.06)
Non-regulated Generation and Trading**         (0.02)        0.01          (0.03)        (0.04)        0.01         (0.05)
Other                                          (0.02)        0.03          (0.05)        (0.02)        0.05         (0.07)
                                             ---------    ---------     -----------    ---------    ---------    -----------
    Total adjusted EPS                        ($0.21)       $0.06         ($0.27)       ($0.65)       $0.18        ($0.83)
                                             =========    =========     ===========    =========    =========    ===========

* The 2002 EPS amounts have been computed based on the average shares outstanding in 2001. Alliant Energy reports the dilutive impact of increased shares outstanding as a separate earnings variance item in MD&A.
** Alliant Energy sold its interest in its electricity-trading joint venture earlier in 2002.

The higher income from the Investments business unit was due to modest increases in income from Alliant Energy's affordable housing and oil and gas (Whiting) businesses. The Whiting increase was due to higher sales volumes and prices, partially offset by increased operating expenses. The lower results from the International business unit were primarily due to losses from Alliant Energy's Brazil investments, partially offset by improved results from Alliant Energy's Australia (before the Southern Hydro SFAS 133 adjustments) and New Zealand investments. The increased results from Australia and New Zealand were primarily due to higher sales volumes and prices, and lower purchased-power costs, respectively. Losses from Alliant Energy's Brazil investments in the third quarter of 2002 and 2001 were ($19.0) million and ($3.7) million, respectively. The lower Brazil results were largely due to losses incurred by Alliant Energy's investment in a gas-fired generating plant and a charge related to a regulatory order issued in the third quarter of 2002 related to the recovery of the impacts of rationing and other prior costs. The losses from the generating plant were due to the impact of a significant decline in the currency rates associated with the debt issued to finance the plant and a continued depressed wholesale energy market. The lower results from Alliant Energy's Integrated Services business unit were primarily due to the recording of asset valuation charges of $0.02 per share in the third quarter of 2002. The lower results from Alliant Energy's Energy Technologies business unit resulted from the recording of asset valuation charges of $0.04 per share in the third quarter of 2002 related to its portfolio of energy technology investments. The lower results from Alliant Energy's Mass Marketing business unit were primarily due to increases in the provisions for uncollectible accounts recorded in the third quarter of 2002 at Alliant Energy's SmartEnergy subsidiary. The lower results from Alliant Energy's Non-regulated Generation and Trading business unit were due to Alliant Energy's sale of its interest in its electricity-trading joint venture earlier this year which provided income in the third quarter of 2001 (refer to "Liquidity and Capital Resources - Sales of Non-strategic Assets" for additional information).

Domestic Electric Utility Operations - Electric margins and MWh sales for
------------------------------------
Alliant Energy for the three months ended September 30 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                   ------------------------------------- --------------------------------------
                                       2002         2001       Change        2002          2001       Change
                                   ------------------------------------- --------------------------------------
Residential                           $206,797     $188,406      10%           2,346        2,186        7%
Commercial                             116,606      110,576       5%           1,553        1,493        4%
Industrial                             156,473      157,131      --            3,192        3,198       --
                                   ---------------------------           ----------------------------
   Total from ultimate customers       479,876      456,113       5%           7,091        6,877        3%
Sales for resale                        51,206       48,530       6%           1,402        1,278       10%
Other                                   15,803       15,208       4%              40           39        3%
                                   ---------------------------           ----------------------------
   Total revenues/sales                546,885      519,851       5%           8,533        8,194        4%
                                                                         ============================
Electric production fuels expense       88,452       91,256      (3%)
Purchased power expense                124,194      108,177      15%
                                   ---------------------------
   Margin                             $334,239     $320,418       4%
                                   ===========================


Electric margins and MWh sales for Alliant Energy for the nine months ended September 30 were as follows (in thousands):

                                            Revenues and Costs                         MWhs Sold
                                   -------------------------------------  ------------------------------------
                                       2002          2001      Change         2002         2001       Change
                                   -------------------------------------  ------------------------------------
Residential                           $479,076      $473,127      1%           5,862        5,706       3%
Commercial                             284,607       291,051     (2%)          4,188        4,153       1%
Industrial                             398,867       421,281     (5%)          9,191        9,398      (2%)
                                   ----------------------------           ---------------------------
   Total from ultimate customers     1,162,550     1,185,459     (2%)         19,241       19,257      --
Sales for resale                       126,586       143,736    (12%)          3,824        3,780       1%
Other                                   41,161        38,086      8%             126          126      --
                                   ----------------------------           ---------------------------
   Total revenues/sales              1,330,297     1,367,281     (3%)         23,191       23,163      --
                                                                          ===========================
Electric production fuels expense      218,193       232,957     (6%)
Purchased power expense                287,212       318,024    (10%)
                                   ----------------------------
   Margin                             $824,892      $816,300      1%
                                   ============================

Electric margin increased $13.8 million, or 4%, and $8.6 million, or 1%, for the three- and nine-month periods, respectively. The three-month increase was primarily due to the impacts of several rate increases implemented in 2002, more favorable weather conditions and continued retail customer growth. The nine-month increase was primarily related to several rate increases implemented in 2002, continued retail customer growth and decreased purchased-power costs impacting margin. The nine-month increase was partially offset by reduced energy conservation revenues (which were largely offset by lower energy conservation expenses) and the sluggish economy in the upper Midwest, which reduced Alliant Energy's industrial sales by 2%. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various rate filings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for the
----------------------
three months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  ------------------------------------
                                     2002           2001        Change        2002          2001      Change
                                 ---------------------------------------- -------------------------------------
Residential                         $17,526        $17,097         3%          1,833        1,941       (6%)
Commercial                            9,867          8,784        12%          1,655        1,459       13%
Industrial                            3,576          3,972       (10%)           903          943       (4%)
Transportation/other                 13,625         13,126         4%         12,062       11,890        1%
                                 ------------------------------           ----------------------------
   Total revenues/sales              44,594         42,979         4%         16,453       16,233        1%
                                                                          ============================
Cost of utility gas sold             26,917         23,660        14%
                                 ------------------------------
   Margin                           $17,677        $19,319        (8%)
                                 ==============================

Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                     2002           2001        Change        2002          2001      Change
                                 ---------------------------------------- -------------------------------------
Residential                        $129,103       $217,991      (41%)         19,983       21,166       (6%)
Commercial                           64,819        114,549      (43%)         12,388       12,731       (3%)
Industrial                           13,693         24,005      (43%)          3,254        3,465       (6%)
Transportation/other                 30,586         39,684      (23%)         35,215       36,487       (3%)
                                 ------------------------------           ----------------------------
   Total revenues/sales             238,201        396,229      (40%)         70,840       73,849       (4%)
                                                                          ============================
Cost of utility gas sold            149,392        303,984      (51%)
                                 ------------------------------
   Margin                           $88,809        $92,245       (4%)
                                 ==============================

Gas revenues and cost of utility gas sold decreased significantly for the nine-month period due to the large decrease in natural gas prices from the first half of 2001. Due to Alliant Energy's rate recovery mechanisms for gas costs, these decreases alone had little impact on gas margin. Gas margin decreased $3.4 million, or 4%, for the nine-month period, primarily due to reduced energy conservation revenues and the impact of lower sales resulting from extremely mild weather in the first quarter of 2002 and the sluggish economy. These items were partially offset by improved performance related to WP&L's performance-based commodity cost recovery program, the implementation of a rate increase at WP&L and increased sales from continued retail customer growth. The reduced energy conservation revenues were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of various rate filings.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues and data relating to Whiting's oil and gas operations for the three and nine months ended September 30 were as follows:

                                                            Three Months                      Nine Months
                                                   -------------------------------  --------------------------------
Non-regulated and other revenues (in thousands):        2002            2001             2002             2001
                                                   ---------------  --------------  ----------------  --------------
   Integrated Services                                 $67,909          $43,891         $170,137          $176,301
   Investments:
        Whiting                                         35,514           30,594           88,138           109,725
        Other                                           11,754           10,944           34,107            33,520
   International                                        36,062           16,752           97,467            32,693
   Mass Marketing                                       12,773               --           35,430                --
   Other                                                 5,928            1,254           19,094            15,070
                                                   ---------------  --------------  ----------------  --------------
                                                      $169,940         $103,435         $444,373          $367,309
                                                   ===============  ==============  ================  ==============

                                                            Three Months                     Nine Months
                                                   -------------------------------  -------------------------------
                                                       2002             2001             2002            2001
                                                   --------------  ---------------  ---------------  --------------
Whiting's volumes sold (in thousands):
     Oil (barrels)                                        647             509             1,662            1,606
     Gas (Dth)                                          5,601           5,369            15,900           14,151
Whiting's average product prices:
     Oil (per barrel)                                  $25.13          $24.48            $22.36           $24.89
     Gas (per Dth)                                      $3.29           $3.07             $2.97            $4.30


The increased Integrated Services revenues for the three-month period were primarily due to higher natural gas sales. Whiting's ongoing acquisitions of additional oil and gas properties had a significant impact on the increased Whiting sales volumes. International revenues increased primarily due to the third quarter 2001 acquisitions of additional combined heat and power facilities in China and Alliant Energy acquiring a controlling interest in Southern Hydro in March 2002, changing from the equity method of accounting to the consolidation method at such time. Mass Marketing revenues were due to the fourth quarter 2001 acquisition of a controlling interest in SmartEnergy, an energy services company operating in competitive energy markets.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three and nine months ended September 30 were as follows (in thousands):

                                             Three Months                      Nine Months
                                     ------------------------------   ------------------------------
                                         2002            2001             2002             2001
                                     -------------   --------------   --------------   -------------
Utility                                 $133,318        $124,349          $395,552         $379,976
Integrated Services                       64,584          41,470           160,031          167,112
Investments:
     Whiting                              12,983          11,771            36,620           34,867
     Other                                 6,504           6,613            20,480           20,711
International                             21,487          14,896            68,002           31,025
Mass Marketing                            16,576              --            40,974               --
Other (includes eliminations)                172          (4,436)              403           (3,846)
                                     -------------   --------------   --------------   -------------
                                        $255,624        $194,663          $722,062         $629,845
                                     =============   ==============   ==============   =============

The utility increases were primarily due to increased nuclear and fossil-fuel generation, employee pension and other benefits and energy delivery expenses, partially offset by reduced energy conservation expenses and lower uncollectible account balances. Alliant Energy's remaining price freezes (which were implemented in connection with the three-way merger in 1998) expired in April 2002. Alliant Energy is addressing the recovery of its utility cost increases related to ongoing investments to continue providing safe and reliable utility service through rate filings in Wisconsin, Iowa and with FERC (refer to "Utility Industry Review - Rates and Regulatory Matters" for additional information). The Integrated Services, International and Mass Marketing variances were largely driven by the same factors impacting the revenue variances discussed previously.

Depreciation, depletion and amortization expense increased $2.6 million and $4.2 million for the three- and nine-month periods, respectively, primarily due to utility property additions, various non-regulated acquisitions discussed previously and higher depletion expense at Whiting, largely due to increased production. Such increases were partially offset by lower expenses for the three- and nine-month periods due to: decreases of $3.4 million and $10.1 million, respectively, from the implementation of lower depreciation rates at IP&L on January 1, 2002, resulting from an updated depreciation study; lower decommissioning expense based on reduced retail funding levels at WP&L; lower earnings on WP&L's nuclear decommissioning trust fund; and the elimination of $1.2 million and $3.6 million, respectively, of goodwill amortization expense in compliance with new accounting rules effective in 2002. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as depreciation expense for WP&L.

Taxes other than income taxes increased $3.7 million and $2.9 million for the three- and nine-month periods, respectively, primarily due to increased property taxes.

Interest Expense and Other - Interest expense increased $4.8 million and $5.3
--------------------------
million for the three- and nine-month periods, respectively, primarily due to additional debt outstanding at Resources, including the issuance of $300 million of senior notes in November 2001, to fund its strategic growth plan and Alliant Energy acquiring a controlling interest in Southern Hydro in March 2002. These items were partially offset by reduced levels of short-term debt at the Alliant Energy parent company level and lower interest rates on Alliant Energy's variable rate borrowings.

Equity income (loss) from Alliant Energy's unconsolidated investments for the three and nine months ended September 30 was as follows (in thousands):

                                              Three Months                     Nine Months
                                       ----------------------------    ----------------------------
                                           2002           2001             2002           2001
                                       -------------  -------------    --------------  ------------
Australia*                                     $--       $14,893           $20,592        $24,363
ATC                                          3,740         2,210            10,914         10,236
New Zealand                                  1,170        (1,224)            1,832           (996)
Cargill-Alliant                              1,491         2,964               941          8,058
China**                                        355           942               830          3,333
Synfuel                                     (4,793)          --             (7,792)           --
Brazil                                     (15,142)        3,185           (24,066)         1,890
Other                                           93          (442)              448           (503)
                                       -------------  -------------    --------------  ------------
                                          ($13,086)      $22,528            $3,699        $46,381
                                       =============  =============    ==============  ============

* Alliant Energy accounted for its investment in Southern Hydro under the equity method prior to March 2002 and under the consolidation method since March 2002.
** Majority of investments are accounted for under the consolidation method.

Equity income from unconsolidated investments decreased $35.6 million and $42.7 million for the three- and nine-month periods. The Australia decrease was significantly impacted by changes in non-cash SFAS 133 valuation income associated with electricity derivatives at Southern Hydro and the change in accounting method for such investment. The nine-month period included a pre-tax decrease of $2.6 million of non-cash SFAS 133 valuation income and the third quarter of 2001 included $16.0 million of such pre-tax income. The lower earnings at Cargill-Alliant for the nine-month period were due to fewer weather-related trading opportunities. In the second quarter of 2002, Synfuel, a direct subsidiary of Resources, purchased an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in "Income taxes" in Alliant Energy's Consolidated Statements of Income. Refer to "Overview - Third Quarter Results" for additional discussion on the above variances.

Refer to Note 8 of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the asset valuation charges recorded by Alliant Energy in the first and second quarters of 2002 related to its McLeod available-for-sale securities.

Miscellaneous, net income decreased $7.4 million and $13.1 million for the three- and nine-month periods, respectively, due to the recording of pre-tax asset valuation charges related to Alliant Energy's investments in: Energy Technologies (Q1/$5.0 million and Q3/$5.3 million); Enermetrix (Q1/$8.5 million); and a loan receivable from a Mexican development company in connection with development of a resort community in Mexico (Q2/$6.9 million). Also contributing to the decrease were gains from asset sales realized in 2001, lower earnings on WP&L's nuclear decommissioning trust fund and lower interest income. These items were partially offset in the three- and nine-month periods by lower pre-tax, non-cash SFAS 133 valuation charges of $17.8 million and $23.9 million, respectively, related to the derivative component of Alliant Energy's exchangeable senior notes and McLeod trading securities. The three- and nine-month periods also included pre-tax, non-cash SFAS 133 valuation (charges) income of ($13.4) million and $2.0 million, respectively, related to Southern Hydro's electricity derivatives after the investment was consolidated in March 2002.

Income Taxes - The effective income tax rates were 30.5% and 29.6% for the
------------
three- and nine-month periods ended September 30, 2002, respectively, compared with 32.3% and 32.7% for the same periods last year. The decrease for both periods was primarily due to higher tax credits, partially offset by increases in property-related temporary differences for which deferred taxes are not provided pursuant to rate making principles.

Cumulative Effect of a Change in Accounting Principle - In the first quarter
-----------------------------------------------------
of 2001, Alliant Energy recorded a charge of $12.9 million relating to the adoption of SFAS 133 on January 1, 2001 at Southern Hydro.

                          IP&L RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock
--------------------------------
decreased $6.2 million, primarily due to a higher effective income tax rate and increased operating expenses, partially offset by higher electric margins.

Electric Utility Operations - Electric margins and MWh sales for IP&L for the
---------------------------
three months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          MWhs Sold
                                  --------------------------------------  -------------------------------------
                                      2002          2001       Change         2002          2001      Change
                                  --------------------------------------- -------------------------------------
Residential                          $125,263      $116,939       7%           1,306        1,222        7%
Commercial                             76,130        72,122       6%             952          904        5%
Industrial                            100,568       101,625      (1%)          1,997        2,025       (1%)
                                  ----------------------------            ----------------------------
   Total from ultimate customers      301,961       290,686       4%           4,255        4,151        3%
Sales for resale                       12,379        13,819     (10%)            349          327        7%
Other                                   8,082         7,884       3%              24           26       (8%)
                                  ----------------------------            ----------------------------
   Total revenues/sales               322,422       312,389       3%           4,628        4,504        3%
                                                                          ============================
Electric production fuels expense      48,055        56,647     (15%)
Purchased power expense                54,950        46,112      19%
                                  ----------------------------
   Margin                            $219,417      $209,630       5%
                                  ============================


Electric margins and MWh sales for IP&L for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          MWhs Sold
                                  --------------------------------------  -------------------------------------
                                      2002         2001        Change         2002         2001       Change
                                  --------------------------------------  -------------------------------------
Residential                          $277,660     $280,447      (1%)          3,225        3,133          3%
Commercial                            176,402      184,467      (4%)          2,550        2,523          1%
Industrial                            243,902      263,802      (8%)          5,839        5,969         (2%)
                                  ---------------------------             ---------------------------
   Total from ultimate customers      697,964      728,716      (4%)         11,614       11,625          --
Sales for resale                       28,777       41,153     (30%)          1,007        1,101         (9%)
Other                                  20,950       21,262      (1%)             78           80         (3%)
                                  ---------------------------             ---------------------------
   Total revenues/sales               747,691      791,131      (5%)         12,699       12,806         (1%)
                                                                          ===========================
Electric production fuels expense     115,740      135,081     (14%)
Purchased power expense               120,171      152,793     (21%)
                                  ---------------------------
   Margin                            $511,780     $503,257       2%
                                  ===========================


Electric margin increased $9.8 million, or 5%, and $8.5 million, or 2%, for the three- and nine-month periods, respectively. The three-month increase was primarily due to increased sales from continued retail customer growth and more favorable weather, and the impact of an interim retail rate increase implemented in July 2002. The nine-month increase was primarily due to decreased purchased-power capacity costs, the impact of the interim retail rate increase and increased sales from continued retail customer growth, partially offset by reduced energy conservation revenues of $10.9 million and the sluggish economy which reduced IP&L's industrial sales by 2%. The reduced energy conservation revenues were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of IP&L's rate filings.

Gas Utility Operations - Gas margins and Dth sales for IP&L for the three
----------------------
months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                     2002          2001        Change         2002          2001       Change
                                 ---------------------------------------  -------------------------------------
Residential                         $10,044       $10,898        (8%)          1,012        1,144       (12%)
Commercial                            5,322         5,413        (2%)            870          842         3%
Industrial                            3,025         3,369       (10%)            795          815        (2%)
Transportation/other                  3,103         3,948       (21%)          6,778        7,583       (11%)
                                 ----------------------------             ----------------------------
   Total revenues/sales              21,494        23,628        (9%)          9,455       10,384        (9%)
                                                                          ============================
Cost of gas sold                     11,698        13,467       (13%)
                                 ----------------------------
   Margin                            $9,796       $10,161        (4%)
                                 ============================

Gas margins and Dth sales for IP&L for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                     2002          2001        Change         2002          2001      Change
                                 ---------------------------------------- -------------------------------------
Residential                         $74,421       $131,768      (44%)         11,656       12,791       (9%)
Commercial                           36,324         67,219      (46%)          6,919        7,451       (7%)
Industrial                            9,608         16,651      (42%)          2,364        2,601       (9%)
Transportation/other                  8,395         11,003      (24%)         21,051       23,626      (11%)
                                 ----------------------------             ----------------------------
   Total revenues/sales             128,748        226,641      (43%)         41,990       46,469      (10%)
                                                                          ============================
Cost of gas sold                     80,268        171,714      (53%)
                                 ----------------------------
   Margin                           $48,480        $54,927      (12%)
                                 ============================

Gas revenues and cost of gas sold decreased significantly for the nine-month period due to the large decrease in natural gas prices from the first half of 2001. Such decreases alone had no impact on IP&L's gas margin given its rate recovery mechanism for gas costs. Gas margin decreased $6.4 million, or 12%, for the nine-month period primarily due to reduced energy conservation revenues of $4.3 million and the impact of lower sales resulting from extremely mild weather in the first quarter of 2002 and the sluggish economy. The reduced energy conservation revenues were largely offset by lower energy conservation expenses. Refer to "Utility Industry Review - Rates and Regulatory Matters" for discussion of IP&L's rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$3.7 million and decreased $0.5 million for the three- and nine-month periods, respectively. The three-month increase was primarily due to increased nuclear and energy delivery expenses, partially offset by decreased uncollectible customer account balances. The nine-month decrease was primarily due to lower energy conservation expenses of $12.3 million and decreased uncollectible customer account balances, largely offset by increased nuclear, energy delivery and employee pension and other benefits expenses.

Depreciation and amortization expense decreased $0.1 million and $1.3 million for the three- and nine-month periods primarily due to $3.4 million and $10.1 million, respectively, from implementation of the lower depreciation rates on January 1, 2002, resulting from an updated depreciation study, largely offset by property additions.

Taxes other than income taxes increased $1.9 million and $2.4 million for three- and nine-month periods, respectively, primarily due to increased property taxes.

Income Taxes - The effective income tax rates were 46.3% and 43.0% for the
------------
three- and nine-month periods ended September 30, 2002, respectively, compared with 35.4% and 36.9% for the same periods last year. The increases were primarily due to increases in property related differences for which deferred taxes are not provided pursuant to rate making principles.

                          WP&L RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock
--------------------------------
decreased $0.7 million, primarily due to increased operating expenses, largely offset by higher electric margins.

Electric Utility Operations - Electric margins and MWh sales for WP&L for the
---------------------------
three months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          MWhs Sold
                                 ---------------------------------------  -------------------------------------
                                      2002            2001      Change        2002         2001      Change
                                 --------------- -----------------------  -------------------------------------
Residential                           $81,534        $71,467      14%           1,040        964        8%
Commercial                             40,476         38,454       5%             601        589        2%
Industrial                             55,905         55,506       1%           1,195      1,173        2%
                                 --------------- ---------------          --------------------------
   Total from ultimate customers      177,915        165,427       8%           2,836      2,726        4%
Sales for resale                       38,827         34,711      12%           1,054        951       11%
Other                                   7,721          7,324       5%              16         13       23%
                                 --------------- ---------------          --------------------------
   Total revenues/sales               224,463        207,462       8%           3,906      3,690        6%
                                                                          ==========================
Electric production fuels expense      40,397         34,609      17%
Purchased power expense                69,244         62,065      12%
                                 --------------- ---------------
   Margin                            $114,822       $110,788       4%
                                 =============== ===============

Electric margins and MWh sales for WP&L for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          MWhs Sold
                                 ---------------------------------------  -------------------------------------
                                     2002          2001        Change         2002         2001       Change
                                 ---------------------------------------  ------------------------- -----------
Residential                         $201,416       $192,680      5%             2,637      2,573         2%
Commercial                           108,205        106,584      2%             1,638      1,630         --
Industrial                           154,965        157,479     (2%)            3,352      3,429        (2%)
                                 ----------------------------             -------------------------
   Total from ultimate customers     464,586        456,743      2%             7,627      7,632         --
Sales for resale                      97,809        102,583     (5%)            2,817      2,679         5%
Other                                 20,211         16,824     20%                48         46         4%
                                 ----------------------------             -------------------------
   Total revenues/sales              582,606        576,150      1%            10,492     10,357         1%
                                                                          =========================
Electric production fuels expense    102,453         97,876      5%
Purchased power expense              167,041        165,231      1%
                                 ----------------------------
   Margin                           $313,112       $313,043      --
                                 ============================

Electric margin increased $4.0 million, or 4%, and $0.1 million for the three- and nine-month periods, respectively. The three- and nine-month increases were primarily due to the implementation of various rate increases in 2002, continued customer growth and more favorable weather. The nine-month increase was partially offset by the sluggish economy which reduced WP&L's industrial sales by 2%. Refer to "Utility Industry Review - Rates and Regulatory Matters" for information on WP&L's rate filings.

Gas Utility Operations - Gas margins and Dth sales for WP&L for the three
----------------------
months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                     2002          2001        Change        2002        2001        Change
                                 ---------------------------------------  -------------------------------------
Residential                          $7,482         $6,199       21%             821        797         3%
Commercial                            4,545          3,371       35%             785        617        27%
Industrial                              551            603       (9%)            108        128       (16%)
Transportation/other                 10,522          9,178       15%           5,284      4,307        23%
                                 ----------------------------             ------------------------
   Total revenues/sales              23,100         19,351       19%           6,998      5,849        20%
                                                                          ========================
Cost of gas sold                     15,219         10,193       49%
                                 ----------------------------
   Margin                            $7,881         $9,158      (14%)
                                 ============================

Gas margins and Dth sales for WP&L for the nine months ended September 30 were as follows (in thousands):

                                           Revenues and Costs                          Dths Sold
                                 ---------------------------------------  -------------------------------------
                                     2002          2001        Change         2002        2001       Change
                                 ---------------------------------------  -------------------------------------
Residential                         $54,682        $86,223      (37%)          8,327       8,375      (1%)
Commercial                           28,495         47,330      (40%)          5,469       5,280       4%
Industrial                            4,085          7,354      (44%)            890         864       3%
Transportation/other                 22,191         28,681      (23%)         14,164      12,861      10%
                                 ----------------------------             ------------------------
   Total revenues/sales             109,453        169,588      (35%)         28,850      27,380       5%
                                                                          ========================
Cost of gas sold                     69,124        132,270      (48%)
                                 ----------------------------
   Margin                           $40,329        $37,318        8%
                                 ============================

Gas revenues and cost of gas sold decreased significantly for the nine-month period due to the large decrease in natural gas prices from the first half of 2001. Due to WP&L's rate recovery mechanism for gas costs, these decreases alone had little impact on gas margin. Gas margin increased $3.0 million, or 8%, for the nine-month period, primarily due to improved performance related to WP&L's performance-based commodity cost recovery program, the implementation of a rate increase in 2002 and continued retail customer growth. These items were partially offset by the impact of less favorable weather conditions and reduced energy conservation revenues. Refer to "Utility Industry Review - Rates and Regulatory Matters" for information on WP&L's rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$5.2 million and $16.1 million for the three- and nine-month periods, respectively, primarily due to increased employee pension and other benefits and fossil-fuel generation expenses. Also contributing to the nine-month increase were higher nuclear generation expenses.

Depreciation and amortization expense decreased $2.7 million and $5.1 million for the three- and nine-month periods, respectively, primarily due to lower decommissioning expense based on reduced retail funding levels and reduced earnings on the nuclear decommissioning trust fund, partially offset by property additions. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as depreciation expense.

Interest Expense and Other - Miscellaneous, net income decreased $3.5 million
--------------------------
and $1.3 million for the three- and nine-month periods, respectively, primarily due to decreased earnings on the nuclear decommissioning trust fund.

Income Taxes - The effective income tax rates were 36.9% and 36.6% for the
------------
three- and nine-month periods ended September 30, 2002, respectively, compared with 38.3% for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Current Market Conditions - Alliant Energy's financing activities related to
-------------------------
the second half of 2002 have been undertaken against a background of increased market concerns about general economic conditions and corporate governance issues as well as risks associated with particular sectors of the economy, including the utility industry. As a result of these factors, capital markets have become more restrictive. The commercial paper market, for example, has become more limited for many companies in terms of the amounts of available capital and the corresponding maturities. Medium- and long-term debt markets have become sensitive to increased credit ratings volatility and to a heightened perception of liquidity risk in the energy sector. As a result, investors have become more selective and have differentiated among otherwise comparable issuers in a way that has made the financing process more challenging. In response to these changing market conditions, Alliant Energy is working closely with its financial advisors and others to access the capital it needs to operate its businesses. Based on its strong cash flows coupled with actions Alliant Energy expects to take to strengthen its balance sheet as described below, Alliant Energy currently believes it will be able to secure the capital it requires to implement its strategic plan.

Cash Flows for the Nine-Month Periods - Selected information from Alliant
-------------------------------------
Energy's, IP&L's and WP&L's Consolidated Statements of Cash Flows for the nine months ended September 30 was as follows (dollars in thousands):

                                                       Alliant Energy                    IP&L                         WP&L
                                                  --------------------------   -------------------------   -----------------------
                                                     2002          2001           2002          2001          2002         2001
                                                  ------------ -------------   ------------ ------------   -----------  ----------
Cash flows from operating activities               $411,141       $476,562       $244,446     $289,305      $168,605     $141,750
Cash flows from (used for) financing activities     230,193         23,628        (60,356)    (117,840)      (44,949)     (79,735)
Cash flows used for investing activities           (642,147)      (556,063)      (176,920)    (138,101)     (122,824)     (55,876)


Alliant Energy's cash flows from operating activities decreased $65 million primarily due to changes in working capital; cash flows from financing activities increased $207 million primarily due to changes in the amount of debt issued and retired, partially offset by the redemption of IP&L's preferred stock in September 2002; and cash flows used for investing activities increased $86 million primarily due to proceeds received in 2001 from the transfer of WP&L's transmission assets to ATC. IP&L's cash flows from operating activities decreased $45 million primarily due to changes in working capital; cash flows used for financing activities decreased $57 million primarily due to changes in the amount of debt issued and retired and a capital contribution of $60 million by Alliant Energy in September 2002, partially offset by the September 2002 redemption of preferred stock; and cash flows used for investing activities increased $39 million primarily due to increased construction and acquisition expenditures. WP&L's cash flows from operating activities increased $27 million primarily due to changes in working capital; cash flows used for financing activities decreased $35 million primarily due to changes in the amount of debt issued and retired and a capital contribution of $11 million by Alliant Energy in September 2002; and cash flows used for investing activities increased $67 million primarily due to proceeds received from WP&L's asset transfer to ATC in 2001.

Credit Ratings and Balance Sheet - In October 2002, Moody's announced that it
--------------------------------
had placed certain credit ratings of Alliant Energy under review for possible downgrade. Alliant Energy has met with the rating agencies and is committed to taking the necessary steps required to maintain strong credit ratings (including a P-2 commercial paper rating at the Alliant Energy level) and to strengthen its balance sheet. In connection with this commitment, Alliant Energy is conducting a comprehensive review of possible strategic actions, but has not yet made any decisions as to which options will be pursued. The review will include an examination of capital expenditure budgets; the potential sale of non-utility assets; financing options to lower debt ratios; continued operational improvements, efficiency enhancements and strict cost controls; and the current dividend policy. Alliant Energy expects to disclose the results of this comprehensive review in the fourth quarter of 2002. Although Alliant Energy believes it can take actions to strengthen its balance sheet and maintain strong credit ratings, no assurance can be given that it will be able to maintain its existing credit ratings.

Debt - In June 2002, Alliant Energy received approval (through December 31,
----
2004) from the SEC to issue and sell up to an aggregate amount of $1 billion of short-term debt outstanding at any one time and to guarantee borrowings by Resources in an aggregate amount that would not exceed $700 million at any one time in addition to its other guarantee authority. In addition, IP&L received SEC approval to issue short-term debt in a principal amount which would not at any one time exceed $300 million. Modification of the utility money pool agreement in certain respects was approved by the MPUC in June 2002 and approvals from the SEC and the ICC are pending.

In July 2002, WP&L withdrew from Alliant Energy's utility money pool and, to meet its short-term borrowing needs, began issuing its own commercial paper (rated P-1 by Moody's) at rates similar to the money pool rates. In October 2002, IP&L began borrowing on its bank lines of credit to meet its short-term borrowing needs.

In October 2002, Alliant Energy completed the syndication of three 364-day revolving credit facilities totaling $915 million, available for direct borrowing or to support commercial paper, which replaced the former facilities that totaled $900 million in borrowing availability. The three new facilities are a $565 million facility for Alliant Energy (at the parent company level), reducing to $450 million by the end of 2002 (or upon the earlier issuance of certain other debt securities), a $200 million facility for IP&L and a $150 million facility for WP&L. The Alliant Energy credit facility also must be reduced by up to $50 million from the proceeds of an issuance of equity securities in excess of $300 million. These new credit facility agreements contain various covenants, including the following:


         Covenant Description                     Covenant             September 30, 2002
---------------------------------------    -----------------------   -----------------------
Alliant Energy:
   Consolidated debt-to-capital ratio        Less than 65%                   61.9%
   Consolidated net worth                    At least $1.4 billion       $1.77 billion
   EBITDA interest coverage ratio            At least 2.5x                    3.5x
IP&L debt-to-capital ratio                   Less than 58%                   52.4%
WP&L debt-to-capital ratio                   Less than 58%                   44.1%


The debt component of the capital ratios includes long- and short-term debt (excluding trade payables), capital lease obligations, letters of credit and guarantees of the foregoing and unfunded vested benefits under pension plans. The equity component excludes accumulated other comprehensive income (loss). Alliant Energy is also subject to a PUHCA requirement whereby Alliant Energy's common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy's common equity ratio as of September 30, 2002, as computed under such requirement, was 35.5%.

Resources is also a party to a $100 million credit agreement, which is guaranteed by Alliant Energy, extending through December 20, 2002 or upon the earlier issuance of certain other debt or equity securities. Resources contemplates $400 to $600 million of long-term debt or other financings to also be completed later in 2002, subject to market conditions. Proceeds from these transactions, if completed, would be used to repay the $100 million credit agreement and the remainder would be used to reduce other short-term borrowings and for other corporate purposes. These transactions are intended to enable Alliant Energy and Resources to lengthen the maturity profile of their overall debt portfolios and take advantage of historically low interest rates. In the event Resources is unable to complete the financings described above on a timely basis, Alliant Energy has numerous other alternatives it will pursue in the fourth quarter of 2002 to secure its necessary capital.
If neither Resources nor Alliant Energy are successful in securing the necessary additional capital, this could result in a material adverse effect on Alliant Energy's liquidity position.

Information regarding commercial paper and bank facility borrowings was as follows (dollars in millions):

                                          At September 30, 2002                         At November 8, 2002
                                  -------------------------------------- ---------------------------------------------------
                                    Alliant                                Alliant
                                    Energy     Resources       WP&L        Energy      Resources      WP&L         IP&L
                                  ----------- ------------- ------------ ------------ ------------ ------------ ------------
Commercial paper outstanding        $76.7*      $590.7**      $81.5*       $186.9       $196.3        $52.4         --
Weighted average maturity
   of commercial paper              8 days      38 days       31 days      18 days      52 days      31 days        n/a
Discount rates on commercial
   paper                          2.10-2.25%   2.10-2.20%   1.79-1.80%    1.95-2.30%   2.05-2.20%   1.30-1.80%      n/a
Bank facility borrowings              --           --           --         $125.0         --           --          $75.0
Interest rates on bank facility
   borrowings                        n/a          n/a           n/a       2.66-4.25%      n/a          n/a         4.75%


* Included in "Commercial paper" on Alliant Energy's and WP&L's respective Consolidated Balance Sheets.
** $450.0 million and $140.7 million included in "Long-term debt" and "Commercial paper," respectively, on Alliant Energy's Consolidated Balance Sheets.

At October 31, 2002, long-term debt maturities for the fourth quarter of 2002 and 2003 to 2006 were $19 million, $50 million, $105 million, $137 million and $96 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries
----------------
is not subject to any repayment requirements as a result of credit rating downgrades or so-called "ratings triggers." However, certain lease agreements of Alliant Energy do contain such ratings triggers. The threshold for these triggers varies among the applicable leases. If the payments were accelerated under all the affected leases it would result in accelerated payments of less than $45 million. In addition, the amount of proceeds available to IP&L and WP&L from their sale of accounts receivable program could be reduced in the aggregate by approximately $30 million in the event of certain credit rating downgrades at the Alliant Energy parent company level.

Construction and Acquisition Expenditures - For the nine months ended
-----------------------------------------
September 30, 2002, Alliant Energy's total construction and acquisition expenditures were $663 million. Alliant Energy is currently in the process of reviewing its anticipated construction and acquisition expenditures for the fourth quarter of 2002, as well as 2003, in conjunction with the comprehensive review discussed in "Credit Ratings and Balance Sheet." Alliant Energy has not entered into contractual commitments relating to the majority of its anticipated capital expenditures previously disclosed, thus Alliant Energy does have discretion as to the eventual level of capital expenditures incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors.

In September 2002, the IUB approved a settlement agreement establishing advance rate making principles for the proposed 500 MW natural gas-fired plant IP&L plans to construct in Mason City, Iowa as part of its Power Iowa initiative. The settlement establishes, among other things, a set depreciation period whereby IP&L is ensured of recovering the estimated $400 million cost of its investment over 28 years based on a fixed 12.23% return on the common equity component. The plant is scheduled to be in service in the second quarter of 2004.

Given the status of the current non-regulated generation market, Alliant Energy's initial investments in this market will focus on facilities with underlying long-term purchased-power agreements. While Alliant Energy believes there are excellent acquisition opportunities in the existing non-regulated generation market, it will continue to be patient, prudent and diligent in its pursuit of such opportunities. Consistent with this approach, Alliant Energy announced in July 2002 its decision to purchase a $109 million, 309 MW, non-regulated, natural gas-fired power plant in Wisconsin, which Resources expects to finance with a significant portion of non-recourse debt. The entire power output of the facility is sold under contract to Milwaukee-based WE Energies through June 2008. The transaction is expected to close late in the fourth quarter of 2002 or early in the first quarter of 2003.

Sales of Non-strategic Assets - In the third quarter of 2002, Alliant Energy
-----------------------------
completed the sale of its 50% ownership interest in its Cargill-Alliant electricity-trading joint venture to Cargill. The sale proceeds were approximately $19.3 million, the book value of Alliant Energy's share of the joint venture. As noted earlier, the comprehensive review Alliant Energy is currently undertaking will focus on additional potential sales of non-strategic assets, among other items. Refer to "Other Matters - Other Future Considerations" for additional discussion on the potential impact of future asset sales.

Preferred Stock - In September 2002, IP&L redeemed all of its then
---------------
outstanding shares of preferred stock at an aggregate redemption price of $58.3 million. IP&L is currently in the process of obtaining regulatory approval to issue new preferred stock in an aggregate amount not to exceed $200 million.

Environmental - A summary of Alliant Energy's environmental matters is
-------------
included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's, IP&L's and WP&L's environmental matters have not changed materially from those reported in the 2001 Form 10-K, except as described below.

On two previous occasions and most recently in June 2002, the EPA requested certain information relating to the historical operation of WP&L's major coal-fired generating units in Wisconsin. WP&L has responded to all requests and has not yet received a final response from the EPA. In some cases involving similar EPA requests from other electric generating facilities, penalties and additional required capital expenditures have resulted. In addition, on a broader basis, the EPA has assessed the impact of investments in utility generation capacity, energy efficiency and environmental protection, as well as reviewed proposed multi-pollutant legislation, and will be recommending clarifications and revisions to the process in the future. Alliant Energy cannot presently predict what impact, if any, these issues may have on its financial condition or results of operations.
However, any required remedial action resulting from these matters could be significant.

                                 OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy's primary
-----------------------------------------------
market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy's market risks is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's market risks have not changed materially from those reported in the 2001 Form 10-K, except as described below.

Currency Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At September 30, 2002, Alliant Energy had a cumulative foreign currency translation loss of $247 million, which related to decreases in value of the Brazil real of $222 million, New Zealand dollar of $20 million and Australian dollar of $5 million in relation to the U.S. dollar. This loss is recorded in "Accumulated other comprehensive loss" on its Consolidated Balance Sheets.
Based on Alliant Energy's investments at September 30, 2002, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would result in a corresponding decrease/increase in the cumulative foreign currency translation loss by $54 million. Alliant Energy's equity income (loss) from its foreign investments is also impacted by fluctuations in currency exchange rates. In addition, Alliant Energy has currency exchange risk associated with the debt issued to finance a thermal plant constructed by Alliant Energy and its Brazilian partners. For the three and nine months ended September 30, 2002, Alliant Energy recorded pre-tax charges of $4.9 million and $7.7 million, respectively, related to its share of the foreign currency transaction losses on such debt. Based on the loan balance and currency rates at September 30, 2002, a 10% change in the currency rates would result in a $1.6 million after-tax increase
(decrease) in net income.

Accounting Pronouncements - In June 2002, the FASB issued SFAS 146,
-------------------------
"Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and requires liabilities to be recognized when incurred rather than when an entity commits to an exit plan as is the case under the current accounting rules. Alliant Energy must apply the provisions of SFAS 146 for exit and disposal activities initiated after December 31, 2002, with early application encouraged. Alliant Energy does not anticipate SFAS 146 will have a material impact on its financial condition or results of operations.

On October 25, 2002, the EITF reached a consensus on EITF Issue No. 02-3. Alliant Energy's natural gas trading business, NG Energy Trading, LLC (NG Energy), is impacted by Issue 02-3. Issue 02-3 requires that all sales of energy and the related cost of energy purchased under contracts that meet the definition of energy trading contracts under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and that are derivatives under SFAS 133 must be reflected on a net basis in the income statement for all periods presented. Under the existing guidance of Issue 98-10, Alliant Energy reports its energy trading contracts and related gas in storage at fair market value, and reports related revenues and expenses on a gross basis in the income statement.
Issue 02-3 also rescinded Issue 98-10 on a prospective basis. Accordingly, any new contracts entered into after October 25, 2002 must be reported on a historical cost basis rather than at fair market value unless the contract meets the definition of a derivative under SFAS 133. Alliant Energy currently plans to adopt Issue 02-3 effective January 1, 2003 for all contracts that were in place and storage gas acquired prior to October 25, 2002, and will reclassify prior period trading contracts on a net basis in the income statement at that time. The impact of transitioning from reporting inventory and existing contracts that are not derivatives under SFAS 133 at fair value to historical cost will be reported in net income in the first quarter of 2003 and, if material, classified as a cumulative effect of a change in accounting principle. Although Alliant Energy has not yet determined the impact of adopting Issue 02-3, it does not expect the impact will be significant due to the relatively small size of the NG Energy business. Had Alliant Energy presented its trading activities in the income statement on a net basis rather than a gross basis, for the three and nine months ended September 30, 2002, "Non-regulated and other" revenues and "Other operation and maintenance" expenses would have both decreased $37.2 and $78.2 million, respectively, with no impact on net income. For the three and nine months ended September 30, 2001, "Non-regulated and other" revenues and "Other operation and maintenance" expenses would have both decreased $7.2 and $31.2 million, respectively, with no impact on net income.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Alliant Energy must adopt SFAS 143 no later than January 1, 2003. With regards to the decommissioning of DAEC and Kewaunee, SFAS 143 will require IP&L and WP&L, respectively, to record at fair value the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plants' generating units. Currently, decommissioning amounts collected in rates and the investment earnings are reported in accumulated depreciation. Alliant Energy is currently in the process of finalizing the adoption of SFAS 143, and does not anticipate it will have a material impact on its financial condition or results of operations.

Critical Accounting Policies - A summary of Alliant Energy's critical
----------------------------
accounting policies is included in the Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended December 31, 2001. Alliant Energy's critical accounting policies have not changed materially from those reported in the 2001 Form 10-K.

Other Future Considerations - In addition to items discussed earlier in MD&A,
---------------------------
the following items could impact Alliant Energy's future financial condition or results of operations:

WP&L has provided energy conservation services to its customers for many years through a program called Shared Savings. In July 2002, the Wisconsin governor vetoed legislation that would have extended the current program beyond 2002. Alliant Energy is diligently pursuing various administrative and regulatory solutions to ensure it realizes financial benefits related to energy conservation programs in 2003 and beyond, similar to what it has realized in recent years. Alliant Energy is currently unable to predict the outcome of such efforts. Alliant Energy will also continue to explore various other income-generating conservation alternatives to add to its existing portfolio of products and services. Alliant Energy currently expects to generate income of approximately $0.09 per diluted share from its Wisconsin Shared Savings program in 2002.

Alliant Energy's qualified pension and other postretirement benefit expenses for 2003 are currently expected to be approximately $18 million higher than in 2002, although Alliant Energy has not yet finalized the plan assumptions. The current expected increase is primarily due to unfavorable asset returns, a reduction in the discount rate used to value plan benefit obligations and expected increases in retiree medical costs. Alliant Energy will pursue the possible recovery of the utility portion of these cost increases, which represents a significant majority of the increase, in any rate filings it has in its various jurisdictions. Alliant Energy also currently expects to record an additional net-of-tax reduction of approximately $28 million to the "Accumulated other comprehensive income (loss)" component of its common equity in the fourth quarter of 2002 related to a minimum pension liability adjustment for the qualified pension plans. Alliant Energy currently estimates, based on the accumulated benefit obligation, that its qualified pension plans as of September 30, 2002 were underfunded by $95 million (83% funded). Alliant Energy's minimum funding requirement under IRS rules for the 2002 plan year is approximately $3 million. However, Alliant Energy elected to make a contribution of $30 million in the third quarter of 2002 to improve the funded status of its plans.

Alliant Energy implemented a new Enterprise Resource Planning system in October 2002 which will result in annual amortization expense of approximately $11 million for five years. Alliant Energy is seeking rate recovery of the utility portion of the amortized expenses which represents a significant majority of the amortized expenses.

As part of its ongoing accounting processes and as discussed in the "Other Matters - Critical Accounting Policies - Valuation of Assets" MD&A section of Alliant Energy's Form 10-K for the year ended December 31, 2001, Alliant Energy assesses the carrying amount and potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and/or if the loss in value is deemed to be a permanent rather than temporary decline. Alliant Energy also assesses the recoverability of its other assets, including equity and cost method investments, goodwill and other assets in accordance with the relevant accounting rules. Under the relevant accounting rules, the assessment as to whether or not certain assets are impaired may depend upon whether management intends to hold or sell the asset. If Alliant Energy decides to sell certain of its assets, the decision to sell rather than to hold for long-term investment could result in material asset valuation charges and/or gains/losses on such sales. No such decisions to sell specific assets have been made as of the filing date of this Form 10-Q. However, as discussed in "Liquidity and Capital Resources - Credit Ratings and Balance Sheet," Alliant Energy may decide as early as the fourth quarter of 2002 to sell certain of its assets but is currently unable to predict what asset sales it will execute or the terms of such potential sales.

                            FUTURE EARNINGS OUTLOOK

Alliant Energy has revised its 2002 adjusted earnings guidance to a range of $1.25 to $1.35 per diluted share from its previous guidance of $1.35 to $1.55 primarily due to higher-than-anticipated losses from Alliant Energy's Brazil investments and lower-than-anticipated oil and gas volumes at Whiting in the third quarter of 2002 compared to what was assumed in the previous earnings guidance. In addition, the $0.06 per share of asset valuation charges in the third quarter of 2002 were not included in the previous guidance. These items were partially offset by higher utility electric margins and a lower effective income tax rate. The current earnings guidance does include the $0.24 per share of asset valuation and other charges recorded in the first nine months of 2002. Consistent with previous earnings guidance, this guidance does not include the impact of certain non-cash SFAS 133 valuation adjustments, asset valuation charges recorded in the first half of 2002 of $0.18 per share related to Alliant Energy's McLeod investment, certain gains/losses realized from any potential sales of non-strategic assets or additional asset valuation charges that Alliant Energy may incur in the fourth quarter of 2002.

Actions resulting from the comprehensive review Alliant Energy is undertaking to maintain strong credit ratings and strengthen its balance sheet, as noted in "Liquidity and Capital Resources - Credit Ratings and Balance Sheet," will likely impact Alliant Energy's 2003 earnings. Alliant Energy will provide updated 2003 guidance in the fourth quarter of 2002.

The results from Alliant Energy's Brazil investments have been very disappointing. A number of steps have been taken to improve the operational performance of the business, but continued slow recovery in energy sales from the depressed sales levels resulting from the drought, currency devaluations and continued regulatory and political uncertainties have resulted in persistent under-performance that Alliant Energy cannot tolerate indefinitely. Alliant Energy currently has no intentions of investing additional capital in Brazil through the remainder of 2003. If Alliant Energy does not see marked improvement in the performance of the business in this timeframe, it will re-evaluate its commitment to the Brazil market.

Drivers for Alliant Energy's earnings estimates in 2002 include, but are not limited to:

o Normal weather conditions in its domestic and international utility service territories
o Economic development and sales growth in its utility service territories
o Continuing cost controls and operational efficiencies
o Ability of its utility subsidiaries to recover their operating costs, and to earn a reasonable rate of return, in current and future rate proceedings
o Ability to recover its purchased-power and fuel costs, both domestically and internationally
o Improved results of its Brazil investments and no material adverse changes in the rates allowed by the Brazilian regulators
o Improved earnings from Whiting, including the stability of oil and gas prices and continued successful execution of its acquisition strategy
o Improved results of its other non-regulated businesses
o No additional material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments
o Other stable business conditions, including an improving economy
o Continued access to the capital markets to execute Alliant Energy's strategic plan

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2 MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Alliant Energy, IP&L and WP&L carried out evaluations, under the supervision and with the participation of their management, including their Chief Executive Officer, Chief Financial Officer and Disclosure Committee, of the effectiveness of the design and operation of Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on those evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures are effective.

There have been no significant changes in Alliant Energy's, IP&L's and WP&L's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L appealed the lower court's rulings to the 7th Circuit Court of Appeals. In January 2002, the 7th Circuit reversed the district court's decision and remanded the case back to the district court for hearing. In May 2002, the district judge granted the state's motion for summary judgment and dismissed Alliant Energy's and WP&L's case. Alliant Energy and WP&L appealed the district court's decision to the 7th Circuit Court of Appeals in June 2002. Briefing of the appeal has been completed, with a decision expected in the first quarter of 2003. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court also disallowed certain related deductions allowed by the IRS to reduce a tax refund due to Alliant Energy related to another tax issue. Alliant Energy appealed the district court's ruling and the government appealed the decision which led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the 8th Circuit ruled in Alliant Energy's favor with respect to both tax issues. In July 2001, the government filed a petition for rehearing with the U.S. Court of Appeals related to the capital losses allowed in the 8th Circuit opinion. The 8th Circuit denied the appeal in September 2001 and remanded the case back to the district court for entry of judgment. The federal government decided not to pursue the ruling in favor of Alliant Energy of the U.S. Court of Appeals for the 8th Circuit with respect to these two tax issues. As a result, Alliant Energy recorded the applicable tax benefit and interest income in the fourth quarter of 2001 related to these events. An additional potential refund of approximately $14 million, plus interest, was also being contested by the government. However, the district court ruled in favor of the federal government in July 2002 on such issue. Alliant Energy has appealed the most recent district court decision. An adverse decision on appeal would not result in Alliant Energy recording any charges to earnings as the potential refund simply represents a gain contingency. Subsequently, the government filed a cross appeal. An adverse decision on the government's cross appeal, which Alliant Energy believes is unlikely, would result in a negative impact to Alliant Energy's earnings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  The following Exhibits are filed herewith.
    ---------

   3.1    Restated Articles of Incorporation of IP&L

   10.1 364-Day Credit Agreement, dated as of October 11, 2002, among Alliant Energy, the Banks named therein and Bank One,
          NA, as administrative agent and issuer of Letters of Credit

   10.2 Credit Agreement, dated as of October 11, 2002, among IP&L, the Banks named therein and Citibank, N.A., as administrative agent

   10.3 Credit Agreement, dated as of October 11, 2002, among WP&L, the Banks named therein and Citibank, N.A., as administrative agent

   99.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

   99.2 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

   99.3 Written Statement of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for IP&L

   99.4 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for IP&L

   99.5 Written Statement of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for WP&L

   99.6 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WP&L

(b) Reports on Form 8-K:
    --------------------

    Alliant Energy
    Alliant Energy filed a Current Report on Form 8-K, dated August 9, 2002, reporting (under Items 7 and 9) that on August 9, 2002, pursuant to SEC Order No. 4-460, Erroll B. Davis, Jr., the principal executive officer of Alliant Energy, filed with the SEC a Statement, dated August 9, 2002, Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings, and Thomas M. Walker, the principal financial officer of Alliant Energy, filed with the SEC a Statement, dated August 9, 2002, Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. The officers executed such statements in the exact form of Exhibit A to the Order.

    Alliant Energy filed a Current Report on Form 8-K, dated July 18, 2002, reporting (under Items 5 and 7) that it issued a press release announcing, among other things, its updated 2002 adjusted earnings guidance.

    IP&L - None.

    WP&L - None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2002.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer                   Vice President-Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


INTERSTATE POWER AND LIGHT COMPANY
----------------------------------
Registrant

By: /s/ John E. Kratchmer                   Vice President-Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ John E. Kratchmer                   Vice President-Controller and Chief Accounting Officer
-------------------------
John E. Kratchmer                              (Principal Accounting Officer and Authorized Signatory)


                                CERTIFICATIONS

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliant Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                                Chairman, President and
                                                Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliant Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interstate Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                         Chairman and Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interstate Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wisconsin Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                         Chairman and Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wisconsin Power and Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 14, 2002

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer