Form 10-K
period 2002-12-31
WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2003-03-26
CIK 107832, 52485, 352541

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002
                                -----------------

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

This combined Form 10-K is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-K relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Securities registered pursuant to Section 12 (b) of the Act:

                                                                                              Name of Each
                                           Title of Class                                     Exchange on Which Registered
                                           --------------                                     ----------------------------
Alliant Energy Corporation                 Common Stock, $.01 Par Value                       New York Stock Exchange
Alliant Energy Corporation                 Common Stock Purchase Rights                       New York Stock Exchange
Interstate Power and Light Company         7-7/8% Quarterly Debt Capital Securities           New York Stock Exchange
                                              (Subordinated Deferrable Interest Debentures)
Wisconsin Power and Light Company          4.50% Preferred Stock, No Par Value                American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act: Wisconsin Power and Light Company Preferred Stock (Accumulation without Par Value)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation          Yes [X]         No [ ]
Interstate Power and Light Company  Yes [ ]         No [X]
Wisconsin Power and Light Company   Yes [ ]         No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 28, 2002:
Alliant Energy Corporation                 $2.32 billion
Interstate Power and Light Company         $--
Wisconsin Power and Light Company          $--

Number of shares outstanding of each class of common stock as of Feb. 28, 2003:

Alliant Energy Corporation                 Common stock, $0.01 par value, 92,658,243 shares outstanding

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


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation's and Wisconsin Power and Light Company's 2003 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

                                                 TABLE OF CONTENTS

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
Part I
              Item 1.      Business                                                                     6
              Item 2.      Properties                                                                  23
              Item 3.      Legal Proceedings                                                           25
              Item 4.      Submission of Matters to a Vote of Security Holders                         26
                           Executive Officers of the Registrants                                       26
Part II
              Item 5.      Market for Registrants' Common Equity and Related Stockholder
                              Matters                                                                  29
              Item 6.      Selected Financial Data                                                     30
              Item 7.      Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                    32
              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                  56
              Item 8.      Financial Statements and Supplementary Data                                 56
              Item 9.      Changes in and Disagreements With Accountants on Accounting and
                              Financial Disclosure                                                    124
Part III
              Item 10.     Directors and Executive Officers of the Registrants                        124
              Item 11.     Executive Compensation                                                     124
              Item 12.     Security Ownership of Certain Beneficial Owners and Management             125
              Item 13.     Certain Relationships and Related Transactions                             126
              Item 14.     Controls and Procedures                                                    126
Part IV
              Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K            126
                           Signatures                                                                 134
                           Certifications                                                             137
                           Exhibit Index                                                              143


                                 DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this report are defined below:

Abbreviation or Acronym        Definition
-----------------------        ----------
AFUDC                          Allowance for Funds Used During Construction
Alliant Energy                 Alliant Energy Corporation
ANR                            ANR Pipeline
APB                            Accounting Principles Board Opinion
ATC                            American Transmission Company LLC
Btu                            British Thermal Unit
CAA                            Clean Air Act
Calpine                        Calpine Corporation
Capstone                       Capstone Turbine Corporation
Cargill                        Cargill Incorporated
Cargill-Alliant                Cargill-Alliant, LLC
CIPCO                          Central Iowa Power Cooperative
Corporate Services             Alliant Energy Corporate Services, Inc.
DAEC                           Duane Arnold Energy Center
DNR                            Department of Natural Resources
DOE                            U.S. Department of Energy
Dth                            Dekatherm
EAC                            Energy Adjustment Clause
EBITDA                         Earnings Before Interest, Taxes, Depreciation and Amortization
EIP                            2002 Equity Incentive Plan
EITF                           Emerging Issues Task Force
EITF Issue 02-3                Issues Related to Accounting for Contracts Involved in Energy Trading and Risk
                               Management Activities
EITF Issue 98-10               Accounting for Contracts Involved in Energy Trading and Risk Management Activities
Enermetrix                     Enermetrix, Inc.
EPA                            U.S. Environmental Protection Agency
EPS                            Earnings Per Average Common Share
EWG                            Exempt Wholesale Generator
FASB                           Financial Accounting Standards Board
FERC                           Federal Energy Regulatory Commission
FIN                            FASB Interpretation No.
FIN 45                         Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
                               Guarantees of Indebtedness to Others
FIN 46                         Consolidation of Variable Interest Entities
FUCO                           Foreign Utility Company
GAAP                           Accounting Principles Generally Accepted in the U.S.
ICC                            Illinois Commerce Commission
IES                            IES Industries Inc.
IESU                           IES Utilities Inc.
Integrated Services            Alliant Energy Integrated Services Company
International                  Alliant Energy International, Inc.
Investments                    Alliant Energy Investments, Inc.
IPC                            Interstate Power Company
IP&L                           Interstate Power and Light Company
IRS                            Internal Revenue Service
ISO                            Independent System Operator
IUB                            Iowa Utilities Board
Kewaunee                       Kewaunee Nuclear Power Plant
KV                             Kilovolt
KW                             Kilowatt
KWh                            Kilowatt-hour


Abbreviation or Acronym        Definition
-----------------------        ----------
LTEIP                          Long-Term Equity Incentive Plan
MAIN                           Mid-America Interconnected Network, Inc.
MAPP                           Mid-Continent Area Power Pool
McLeod                         McLeodUSA Incorporated
MD&A                           Management's Discussion and Analysis of Financial Condition and Results of Operations
MG&E                           Madison Gas & Electric Company
MGP                            Manufactured Gas Plants
Moody's                        Moody's Investors Service
MPUC                           Minnesota Public Utilities Commission
MW                             Megawatt
MWh                            Megawatt-hour
NEIL                           Nuclear Electric Insurance Limited
NEPA                           National Energy Policy Act of 1992
NERC                           North American Electric Reliability Council
NGPL                           Natural Gas Pipeline Co. of America
NMC                            Nuclear Management Company, LLC
NNG                            Northern Natural Gas Company
NOx                            Nitrogen Oxides
NRC                            Nuclear Regulatory Commission
NWPA                           Nuclear Waste Policy Act of 1982
PSCW                           Public Service Commission of Wisconsin
PUHCA                          Public Utility Holding Company Act of 1935
Resources                      Alliant Energy Resources, Inc.
SEC                            Securities and Exchange Commission
SFAS                           Statement of Financial Accounting Standards
SFAS 115                       Accounting for Certain Investments in Debt and Equity Securities
SFAS 133                       Accounting for Derivative Instruments and Hedging Activities
SFAS 143                       Accounting for Asset Retirement Obligations
SmartEnergy                    SmartEnergy, Inc.
South Beloit                   South Beloit Water, Gas and Electric Company
Southern Hydro                 Southern Hydro Partnership
STB                            U.S. Surface Transportation Board
Synfuel                        Alliant Energy Synfuel LLC
TBD                            To Be Determined
TRANSLink                      TRANSLink Transmission Company LLC
Transportation                 Alliant Energy Transportation, Inc.
U.S.                           United States of America
WEPCO                          Wisconsin Electric Power Company
Whiting                        Whiting Petroleum Corporation
WP&L                           Wisconsin Power and Light Company
WPLH                           WPL Holdings, Inc.
WPSC                           Wisconsin Public Service Corporation
WUHCA                          Wisconsin Utility Holding Company Act


FORWARD-LOOKING STATEMENTS
Refer to "Forward-Looking Statements" in MD&A for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                                    PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. At Dec. 31, 2002, the assets and liabilities of Alliant Energy's oil and gas (Whiting), Australian (including Southern Hydro) and affordable housing businesses were classified as held for sale. The operating results for these non-regulated businesses for all periods presented have been separately classified and reported as discontinued operations in Alliant Energy's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Annual Report. Refer to Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information. On Jan. 1, 2002, IPC merged with and into IESU and IESU changed its name to IP&L. IP&L's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Annual Report illustrate the impact of the merger as if it had occurred as of Jan. 1, 2000.

ITEM 1.  BUSINESS

A.    GENERAL
In April 1998, IES, WPLH and IPC completed a merger resulting in Alliant Energy. The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1) IP&L - incorporated in Iowa in 1925 as Iowa Railway and Light Corporation. IP&L is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam services in selective markets, in Iowa, Minnesota and Illinois. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of 25 years by a majority vote of local qualified residents. At Dec. 31, 2002, IP&L supplied electric and gas service to 526,284 and 234,853 (excluding transportation and other) customers, respectively. In 2002, 2001 and 2000, IP&L had no single customer for which electric, gas and/or steam sales accounted for 10% or more of IP&L's consolidated revenues.

2) WP&L - incorporated in Wisconsin in 1917 as Eastern Wisconsin Electric Company, is a public utility engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water services in selective markets. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration, which are regulated by Wisconsin law. At Dec. 31, 2002, WP&L supplied electric and gas service to 430,406 and 170,123
(excluding transportation and other) customers, respectively. WP&L also had 19,527 water customers. In 2002, 2001 and 2000, WP&L had no single customer for which electric, gas and/or water sales accounted for 10% or more of WP&L's consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WP&L and holds WP&L's investment in ATC. WP&L also owns all of the outstanding capital stock of South Beloit, a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

3) RESOURCES - incorporated in 1988 in Wisconsin, the majority of Alliant Energy's non-regulated investments are organized under Resources. Resources' significant wholly-owned subsidiaries at Dec. 31, 2002 include International, Alliant Energy Generation, Inc., Integrated Services, Investments, Transportation, Whiting and SmartEnergy. Refer to "D. Information Relating to Non-regulated Operations" for additional details.

4) CORPORATE SERVICES - subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Refer to Note 13 of the "Notes to Consolidated Financial Statements" for further discussion of business segments, which information is incorporated herein by reference.

B.    INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1)  EMPLOYEES
As of Dec. 31, 2002, Alliant Energy had the following employees (full-time and part-time):

                                                                                              Percentage
                                                       Number of            Number of        of Workforce
                                   Number of        Bargaining Unit        Bargaining         Covered by
                                   Employees           Employees           Agreements         Agreements
                                  -------------     -----------------     --------------    ----------------
IP&L                                   1,692              1,426                  7                84%
WP&L                                   1,541              1,456                  1                94%
Resources:
   International (a)                   3,135                 --                 --                --
   Integrated Services                   647                 --                 --                --
   Investments (a)                       246                 81                  5                33%
   Other                                  83                 --                 --                --
Corporate Services                     1,626                 --                 --                --
                                  -------------     -----------------     --------------
                                       8,970              2,963                 13                33%
                                  =============     =================     ==============


(a) Includes employees of Alliant Energy's discontinued operations, which represented approximately 2% of total employees at Dec. 31, 2002.

In 2003, five bargaining agreements expire representing approximately 51% of employees covered under bargaining agreements and 17% of total Alliant Energy employees. Alliant Energy has not experienced any significant work stoppage problems in the past. While negotiations have commenced, Alliant Energy is currently unable to predict the outcome of these negotiations.

2)  CAPITAL EXPENDITURE AND INVESTMENT PLANS
Refer to "Liquidity and Capital Resources - Construction and Acquisition Expenditures" in MD&A for discussion of anticipated construction and acquisition expenditures for 2003-2005. Refer to "C. Information Relating to Domestic Utility Operations - 1) Electric Utility Operations - Power Supply" for information related to IP&L's and WP&L's plans for the development of new electric generation in Iowa and Wisconsin, respectively.

3)  REGULATION
Alliant Energy operates as a registered public utility holding company subject to regulation by the SEC under PUHCA. Alliant Energy and its subsidiaries are subject to the regulatory provisions of PUHCA, including provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses and the services provided by Corporate Services to Alliant Energy and its subsidiaries.

Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy's investments in non-utility businesses. WP&L is also subject to regulation by the PSCW as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. WP&L is required to file a rate case with the PSCW at least every two years based on a forward-looking test year period.

IP&L operates under the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 KW. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed.

IP&L is also subject to regulation by the MPUC. Requests for rate relief can be based on either historical or projected data. The MPUC must reach a final decision within 10 months. Interim rates are permitted. The MPUC also has jurisdiction to approve IP&L's capital structure on an annual basis. In addition, IP&L and South Beloit are subject to regulation by the ICC for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. Requests for rate relief must be decided within 11 months.

FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of IP&L and WP&L, and in certain other respects. In addition, certain natural gas facilities and operations of IP&L and WP&L are subject to the jurisdiction of FERC under the Natural Gas Act.

With respect to environmental matters, the EPA administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with certain electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

IP&L and WP&L are directly and indirectly subject to the jurisdiction of the NRC, with respect to DAEC and Kewaunee, respectively, and to the jurisdiction of the DOE with respect to the disposal of nuclear fuel and other radioactive wastes from DAEC and Kewaunee.

At Dec. 31, 2002, Alliant Energy's remaining investment authority under the 100% of consolidated retained earnings PUHCA order was approximately $200 million of future EWG and/or FUCO investments with financings that have recourse to the parent company in addition to certain commitments already made.

The electricity industry in Brazil, as it relates to Alliant Energy's unconsolidated investments, is regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electricity sector through regulatory powers assigned to it. Regulatory policy for the sector is implemented by an autonomous national electric energy agency (Agencia Nacional de Energia Eletrica or "ANEEL"), which delegates certain functions to agencies based in certain states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies. In January 2003, a new Minister of Mines and Energy was appointed thus the comprehensive review of the regulatory process and policies that was underway in 2002 has ceased and a new plan has since been announced. This plan includes a pooling of generation so that all companies will have access to lower energy prices, use of a different inflation index for purposes of tariff setting and aid from the national development bank. Although details of the plan are unknown at this time, Alliant Energy believes the plan will not have a material adverse impact on Alliant Energy's investments in Brazil.

Refer to Note 2 of Alliant Energy's "Notes to Consolidated Financial Statements" and "Rates and Regulatory Matters" in MD&A for additional information regarding regulation and utility rate matters.

4)  STRATEGIC ACTIONS
Refer to "Strategic Actions" in MD&A for a discussion of various strategic actions Alliant Energy is taking to strengthen its financial profile.

C.    INFORMATION RELATING TO DOMESTIC UTILITY OPERATIONS
Alliant Energy realized 50%, 44%, 4% and 2% of its 2002 electric utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 91% of the electric revenues were regulated by the respective state commissions while the other 9% were regulated by FERC. Alliant Energy realized 50%, 44%, 3% and 3% of its 2002 gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

IP&L realized 91%, 7% and 2% of its 2002 electric utility revenues in Iowa, Minnesota and Illinois, respectively. Approximately 96% of IP&L's 2002 electric revenues were regulated by the respective state commissions while the other 4% were regulated by FERC. IP&L realized 93%, 5% and 2% of its 2002 gas utility revenues in Iowa, Minnesota and Illinois, respectively. WP&L realized 98% of its 2002 electric utility revenues in Wisconsin and 2% in Illinois. Approximately 84% of WP&L's 2002 electric revenues were regulated by the PSCW or the ICC while the other 16% were regulated by FERC. WP&L realized 97% of its 2002 gas utility revenues in Wisconsin and 3% in Illinois.

1)  ELECTRIC UTILITY OPERATIONS
General - The utilities provide electric service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of electric customers and communities served by each utility at Dec. 31, 2002 was as follows:

              Retail Customers     Wholesale Customers        Other Customers       Communities Served
              -----------------   -----------------------   --------------------   ----------------------
IP&L                524,956                10                        1,318                  760
WP&L                428,390                30                        1,986                  602
              -----------------   -----------------------   --------------------   ----------------------
                    953,346                40                        3,304                1,362
              =================   =======================   ====================   ======================


2002 electric utility operations accounted for 80% and 81% of operating revenues and 90% and 90% of operating income for IP&L and WP&L, respectively.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 2002, the maximum peak hour demands for IP&L and WP&L were 3,097 MW on July 8, 2002 and 2,674 MW on Aug. 1, 2002, respectively. In 2002, the maximum peak hour demand for Alliant Energy was 5,729 MW on July 8, 2002, which was the coincident peak of the entire Alliant Energy system. IP&L and WP&L are members of the MAIN Regional Reliability Council which is one of the 10 regional members of NERC. Each regional member of NERC is responsible for maintaining reliability in its area through coordination of planning and operations.

In 2001, IP&L and five other electric utility companies filed an application with FERC to create TRANSLink, a for-profit, transmission-only company. In April 2002, FERC conditionally approved the formation of TRANSLink and TRANSLink's participation in the Midwest ISO. In June 2002, TRANSLink Development Co. LLC was formed to oversee the start-up activities for TRANSLink. In the fourth quarter of 2002, three additional electric utility companies joined TRANSLink. Current plans call for IP&L to contribute transmission assets of 69 KV and greater, which have an estimated net book value of approximately $226 million (as of Dec. 31, 2002), to TRANSLink in exchange for a yet to be determined combination of a corresponding ownership interest in TRANSLink and cash. IP&L filed for the necessary state approvals in the fourth quarter of 2002. TRANSLink is currently expected to be operational in the third quarter of 2003 and will be the transmission network provider to approximately 7.7 million customers in 13 states.

The PSCW issued a final ruling in October 2002 regarding incremental electric transmission costs, which allows Wisconsin utilities, including WP&L, to continue to defer any such costs related to retail service for five years with deferred amounts included in future base rate cases. During this period, changes in electric transmission costs will have no material impact on WP&L's results of operations.

WP&L, including South Beloit, transferred its transmission assets with no gain or loss (approximate net book value of $186 million) to a transmission-only company, ATC, on Jan. 1, 2001. WP&L received a tax-free cash distribution of $75 million from ATC and had a $112 million equity investment in ATC, with an ownership percentage of approximately 26.6% at Dec. 31, 2002. This transfer has not resulted in a significant impact on WP&L's financial condition or results of operations since FERC allows ATC to earn a return on the contributed assets comparable to the return formerly allowed WP&L by the PSCW and FERC. In addition, incremental start-up and ongoing transmission costs are being recovered in rates. During 2002, ATC returned approximately 80% of its earnings to the equity holders and, although no assurance can be given, Alliant Energy anticipates ATC will continue with this policy in the future. ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. ATC is a transmission-owning member of the Midwest ISO and the MAIN Regional Reliability Council.

IP&L maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operation agreement (the Operating Agreement) with CIPCO. The Operating

Agreement, which will terminate on Dec. 31, 2035, provides for the joint use of certain transmission facilities of IP&L and CIPCO. IP&L has transmission interconnections at various locations with nine other transmission owning utilities in the Midwest. WP&L transferred its transmission and substation facilities to ATC on Jan. 1, 2001 and ATC has transmission interconnections at various locations. These interconnections enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency energy.

Refer to "Properties" for additional information regarding electric properties.

Fuel - Refer to the Electric Operating Information tables for details on the sources of electric energy for Alliant Energy, IP&L and WP&L from 1998 to 2002. The average cost of fuel per million Btu's used for electric generation was as follows:

                                IP&L                                      WP&L
               ----------------------------------------  ----------------------------------------
                   2002         2001          2000           2002        2001          2000
               ----------------------------------------  ----------------------------------------
Coal              $1.067       $0.991        $0.981         $1.262      $1.146        $1.152
Nuclear            0.572        0.608         0.594          0.457       0.423         0.424
All Fuels          1.032        1.046         1.014          1.234       1.158         1.115


Coal - Alliant Energy, through Corporate Services, IP&L and WP&L, has entered into contracts with different suppliers to ensure that a specified supply of coal is available at known prices for IP&L and WP&L for 2003 through 2006. These contracts provide for a portfolio of coal supplies that cover approximately 94%, 68%, 49% and 23% of the total utilities' estimated coal supply needs for 2003 through 2006, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with larger open positions subject to price volatility in the coal markets. Remaining coal requirements will be met from either future contracts or purchases in the spot market.

The majority of the coal utilized by IP&L and WP&L is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IP&L's and WP&L's generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IP&L and WP&L maintain average coal inventories of 30 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon time of the year) for generating stations with seasonal deliveries.

Average delivered fossil fuel costs are expected to increase in the future due to price/rate structures and adjustment provisions in existing coal and transportation contracts and recent coal market trends. Existing coal contracts with terms of greater than one year have fixed future year prices
that generally reflect recent upward market trends.   Other factors which may
impact coal prices are related to changes in various associated laws and regulations. For example, sulfur dioxide and NOx emission restrictions and other environmental limitations on generating stations have increased significantly and proposed additional restrictions (including some for mercury emissions), if enacted, will likely further increase the difficulty and cost of obtaining adequate coal supplies. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the STB. Refer to Note 1(j) for discussion of IP&L's and WP&L's rate recovery of fuel costs, Note 10(a) for information on coal derivatives and Note 11(b) for details relating to coal purchase commitments in the "Notes to Consolidated Financial Statements."

Purchased-Power - During 2002, approximately 23% and 30% of IP&L's and WP&L's total MWh requirements, respectively, were met through purchased-power.
Refer to Notes 3 and 11(b) of the "Notes to Consolidated Financial Statements" for details relating to purchased-power commitments.

Nuclear - Alliant Energy owns interests in two nuclear facilities, DAEC and Kewaunee. DAEC, a 580 MW (net capacity) boiling water reactor plant, is operated by the NMC under contract to IP&L, which has a 70% ownership interest in the plant. The owners of DAEC are responsible for the decommissioning of the plant. The DAEC operating license expires in 2014. Kewaunee, a 532 MW (net capacity) pressurized water reactor plant, is operated by the NMC under contract to WPSC and is jointly owned by WPSC (59%) and WP&L (41%). WPSC and WP&L are responsible for the decommissioning of the plant. The Kewaunee operating license expires in 2013. WPSC is considering whether or not to seek extension of the operating license to 2033.

Alliant Energy Nuclear LLC, a non-utility subsidiary of Alliant Energy, has a 20% ownership interest in the NMC. The purpose of the NMC is to consolidate operation of the nuclear plants owned by the NMC partners and to provide similar capability for other nuclear plant operators and owners. Consolidation of operation by the NMC is expected to sustain long-term safety, optimize reliability and improve the operational performance of the nuclear generating plants. The NMC currently operates eight nuclear generating units at six sites. The NMC partners continue to individually own their plants through their utility subsidiaries, are entitled to energy generated at the plants and retain the financial obligations for the safe operation, maintenance and decommissioning of the plants.

As co-owners of nuclear generating units, IP&L and WP&L are subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. The operation and design of nuclear power plants is under constant review by the NRC. IP&L's and WP&L's anticipated nuclear-related construction expenditures for 2003-2005 are approximately $70 million and $32 million, respectively.

Kewaunee is subject to additional inspections related to reactor vessel head cracking found at other pressurized water reactor plants. After evaluating the cost of continued required inspections of the existing reactor vessel head, WPSC and WP&L have submitted a construction authorization request to the PSCW for replacement of the reactor vessel head. The replacement is scheduled to occur during the fall 2004 refueling outage at a total cost of approximately $20 million (WP&L's share is approximately $8 million). In 2001, a steam generator replacement was completed at Kewaunee.

On Feb. 25, 2002, the NRC issued an order to all licensees formalizing their requirements for additional security resulting from the Sept. 11, 2001 terrorist attacks on the U.S. Prior to this order, the additional security measures were voluntary based on NRC guidance. The NMC, as operator of DAEC and Kewaunee, responded to the NRC and has fully implemented the additional security measures. The issue of cost recovery for DAEC is being addressed in IP&L's pending retail rate case. In December 2001, the PSCW authorized WP&L to defer incremental costs for security measures and insurance premiums related to the Sept. 11, 2001 terrorist attacks. WP&L began deferring the increased costs in December 2001 and the issue of cost recovery is being addressed in WP&L's pending 2003 retail rate case.

In 2000, the NRC issued expanded performance measures, which raised several areas of concern with Kewaunee's operations. Addressing the NRC's concerns and ensuring that Kewaunee operates in accordance with current industry and regulatory standards resulted in additional operating costs. WP&L has deferred $5.5 million of such costs at Dec. 31, 2002. The incremental and deferred amounts are currently being collected in WP&L's 2002 retail rate increase.

Public liability for nuclear accidents is governed by the Price-Anderson Act of 1988 as amended (Act), which sets a statutory limit of $9.55 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, IP&L provides this financial protection for a nuclear incident at DAEC through a combination of liability insurance
($300 million) and industry-wide retrospective payment plans ($9.25 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the U.S. is subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. IP&L, as a 70% owner of DAEC, could be assessed a maximum of $61.7 million per nuclear incident, with a maximum of $7 million per incident per year, if losses relating to the incident exceeded $300 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years. Similarly, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $36.1 million per incident, not to exceed $4.1 million payable in any given year. The Act expired on Aug. 1, 2002, with no impact to IP&L or WP&L as existing nuclear power plants are covered under the insurance system of the Act for the remainder of their operating lives. It is anticipated that extension or renewal of the Act will apply only to new construction. Currently there is legislation pending in the U.S. Congress that includes extensions of the Act, increasing the statutory limit for liability to the public for a single nuclear power plant incident and increasing the maximum annual assessment per incident.

IP&L and WP&L are members of NEIL, which provides $1.5 billion of insurance coverage for DAEC and $1.8 billion for Kewaunee on certain property losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expenses incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IP&L could be assessed annually a maximum of $3.3 million for NEIL primary property, $3.2 million for NEIL excess property and $2.4 million for NEIL additional expenses if losses exceed the accumulated reserve funds. WP&L could be assessed annually a maximum of $1.7 million for NEIL primary property, $3.3 million for NEIL excess property and $1.0 million for NEIL additional expense coverage. IP&L and WP&L are not currently aware of any losses that they believe are likely to result in an assessment.

In the event of a catastrophic loss at DAEC or Kewaunee, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by IP&L or WP&L, as the case may be, and could have a material adverse effect on their financial condition and results of operations.

The NWPA assigned responsibility to the DOE to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in 1998, in exchange for payments by contract holders. IP&L (for DAEC) and WPSC (for Kewaunee) entered into such contracts and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the 1998 deadline. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Alliant Energy continues to monitor and evaluate its options for recovery of damages due to the DOE's delay in accepting spent nuclear fuel. The DOE is currently preparing an application to license a permanent spent fuel storage facility in the Yucca Mountain area of Nevada.

The NWPA also assigned responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IP&L and WPSC. In accordance with this responsibility, IP&L and WPSC have been and will continue storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, until removal of all spent nuclear fuel by the DOE to its permanent repository occurs. Interim storage activities at reactor sites, regardless of DOE delays or acceptance schedules, will extend after final reactor shutdown. Construction of a dry cask storage facility by IP&L at DAEC has been completed and transfer of used fuel into the facility is expected to begin in 2003. The storage facility will provide assurance that both the operating and post-shutdown storage needs of DAEC are satisfied. Kewaunee has sufficient fuel storage capacity to store all of the fuel it will generate through 2009. No decisions have been made concerning additional storage capacity needed beyond 2009.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The States of Iowa and Wisconsin are members of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact), which is responsible for development of any new disposal capability within the Compact member states. Disposal facilities located near Barnwell, South Carolina and Clive, Utah continue to accept the low-level waste from DAEC and Kewaunee, thereby minimizing the amount of low-level waste stored on-site. Given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC and Kewaunee each have on-site storage capability sufficient to store low-level waste expected to be generated over at least the next 10 years. While the operators of DAEC and Kewaunee are unable to predict how long these facilities will continue to accept their waste, continuing access to these facilities expands their on-site storage capability indefinitely.

WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts. Conversion services are complete for the nuclear fuel reload scheduled in 2003. WPSC has contracted for a fixed quantity of enrichment services through 2004. Additional enrichment services will be acquired under an existing contract or by purchases on the spot market. WPSC has contracted for fuel fabrication services for the next six reloads. WPSC's uranium inventory policy is to maintain sufficient inventory for up to two reloads of fuel. At Dec. 31, 2002, approximately 160,000 pounds of yellowcake (a processed form of uranium ore) or its equivalent was held in inventory for the plant. Each refueling requires approximately 500,000 pounds of yellowcake. In 2003, approximately 825,000 pounds of yellowcake will be acquired to meet the requirements of the inventory policy.

Uranium and enrichment services for the Spring 2003 refueling outage at DAEC have been completed. IP&L believes that an ample supply of uranium and enrichment services will be available in the future and intends to continue its strategy of purchasing such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to meet its generation requirements. These sources of supply will be used to meet delivery requirements for an early 2005 refueling outage. Arrangements for the fabrication of nuclear fuel are in place through the 2011 refueling of DAEC.

Additional discussions of various other nuclear issues relating to DAEC and Kewaunee are included in Notes 1, 3, 9, 10(c), 11(e), 11(f) and 12 of the "Notes to Consolidated Financial Statements."

Power Supply - Wisconsin enacted electric reliability legislation in 1998 (Wisconsin Reliability Act) with the goal of assuring reliable electric energy for Wisconsin. The law allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. The PSCW is authorized to order construction of new transmission facilities, based on the findings of its regional transmission constraint study, through Dec. 31, 2004. In October 2001, the PSCW approved the construction of a 345 KV transmission line, which will improve transmission import capabilities in Wisconsin. Re-approval of the project due to significant cost increases is expected during the summer of 2003 by the PSCW. WP&L notes that it may take time for new transmission and power plant projects to be approved and built in Wisconsin.

In 2000, WP&L and Calpine announced an agreement whereby Calpine would build, own and operate a 600 MW natural gas-fired combined cycle power plant in Wisconsin at WP&L's Rock River plant (Riverside project). WP&L has entered into a purchased-power agreement for 453 MW of this plant's output, which is anticipated to be available prior to the time of the 2004 summer peak demand. Construction began in September 2002 and is expected to assist WP&L in meeting its growing demands for electricity, to place a greater reliance on generation physically located in Wisconsin versus power purchased from outside of Wisconsin and to help WP&L maintain the required 18% reserve margin in Wisconsin.

The Iowa Legislature passed a bill in 2001 to encourage construction of new generating facilities in Iowa. In 2001, Alliant Energy's subsidiaries announced their interest in developing new electric generation capacity in Iowa and Wisconsin over the next 10 years with an estimated investment of $2.5 billion. IP&L announced a willingness to develop up to 1,200 MW of new electric generation over the next 10 years. Currently, Alliant Energy's Power Iowa plan includes adding approximately 550 MW of natural gas-fired generation (500 MW by 2004), 100 MW of capacity generated from renewable energy sources by December 2003, researching options for an additional 500-600 MW of generation and increases in energy efficiency through energy conservation and process improvements at various commercial and industrial customer locations. In January 2003, the IUB approved IP&L's siting certificate for a 500 MW natural gas-fired plant in Mason City, Iowa and construction began. In addition, in December 2002, IP&L began purchasing approximately 57 MW of capacity from a wind generation facility in Iowa. In Wisconsin, Alliant Energy's current plans are to install approximately 800 MW of additional electric generation over the next 10 years, including approximately 500-700 MW of base and/or intermediate generation and approximately 100-300 MW of simple-cycle gas generation.

WP&L currently anticipates meeting its 2003 power supply requirements, including the required 18% reserve margin, through a variety of incremental power supply resources which include, but are not limited to, renegotiated purchased-power contracts from current suppliers utilizing existing firm transmission rights to replace currently expiring purchased-power contracts and additional power purchases from existing generating units located within and outside of Wisconsin. The largest challenge that WP&L faces in securing power supply resources necessary to meet its 2003 requirements is the lack of available incremental firm transmission service to import additional power supply resources into WP&L's load-serving area from bulk power supply sources outside of Wisconsin. While Alliant Energy currently expects to meet utility customer demands in 2003, unanticipated reliability issues could still arise in the event of unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.

Refer to "Liquidity and Capital Resources - Construction and Acquisition Expenditures" in MD&A for additional information.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local agencies. The laws impacting Alliant Energy's operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; CAA, as amended by the CAA Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980; NWPA; Occupational Safety and Health Act; and NEPA. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

In February 2003, WP&L's Columbia Energy Center (Columbia) received a Notice of Violation from the Wisconsin DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit, which requires Columbia to sample its discharge to test for acute and chronic toxicity. In its most recent permit, Columbia was to identify what was causing the toxicity issue through an evaluation and develop a reduction plan. The evaluation was performed and Columbia developed a reduction plan that identified carbon dioxide injection as the treatment to reduce the aluminum concentrations. The Wisconsin DNR did not approve this method of treatment and directed Columbia to revise the reduction plan, at which time Columbia began evaluating a number of treatment alternatives and physical evaluation. WP&L has been working with the Wisconsin DNR to resolve this issue. While it is possible that the Wisconsin DNR may subsequently seek to impose a civil penalty, WP&L believes it can resolve this issue to the Wisconsin DNR's satisfaction in a manner that will not have a material adverse effect on its financial condition or results of operations.

Refer to "Liquidity and Capital Resources - Environmental" in MD&A and Note 11(e) of the "Notes to Consolidated Financial Statements" for further discussion of electric environmental matters.

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information (Utility Only)                    2002           2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                               $626,947       $599,074       $567,283       $541,714       $532,676
     Commercial                                                 376,365        373,145        349,019        329,487        317,704
     Industrial                                                 526,804        543,471        501,155        476,140        477,241
                                                         ---------------------------------------------------------------------------
       Total from ultimate customers                          1,530,116      1,515,690      1,417,457      1,347,341      1,327,621
     Sales for resale                                           160,335        184,507        173,148        155,801        199,128
     Other                                                       62,083         56,359         57,431         45,796         40,693
                                                         ---------------------------------------------------------------------------
       Total                                                 $1,752,534     $1,756,556     $1,648,036     $1,548,938     $1,567,442
                                                         ===========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                                  7,616          7,344          7,161          7,024          6,826
     Commercial                                                   5,542          5,464          5,364          5,260          4,943
     Industrial                                                  12,297         12,469         13,092         13,036         12,718
                                                         ---------------------------------------------------------------------------
       Total from ultimate customers                             25,455         25,277         25,617         25,320         24,487
     Sales for resale                                             4,805          4,936          4,906          5,566          7,189
     Other                                                          197            168            174            162            158
                                                         ---------------------------------------------------------------------------
       Total                                                     30,457         30,381         30,697         31,048         31,834
                                                         ===========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                822,229        807,754        799,603        790,669        781,127
     Commercial                                                 128,212        125,539        123,833        122,509        121,027
     Industrial                                                   2,905          2,826          2,773          2,730          2,618
     Other                                                        3,344          3,324          3,316          3,282          3,267
                                                         ---------------------------------------------------------------------------
       Total                                                    956,690        939,443        929,525        919,190        908,039
                                                         ===========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                5,729          5,677          5,397          5,233          5,228
     Sources of electric energy (000s MWh):
          Coal and gas                                           18,349         18,662         19,139         19,078         19,119
          Purchased power                                         8,596          8,727          8,058          8,619         10,033
          Nuclear                                                 5,012          4,116          4,675          4,362          4,201
          Other                                                     379            452            427            528            504
                                                         ---------------------------------------------------------------------------
            Total                                                32,336         31,957         32,299         32,587         33,857
                                                         ===========================================================================

     Revenue per KWh from ultimate customers (cents)               6.01           6.00           5.53           5.32           5.42
------------------------------------------------------------------------------------------------------------------------------------


Interstate Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information                                      2002          2001          2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $355,072      $350,946      $337,615       $328,218      $333,906
     Commercial                                                    229,639       234,876       221,820        212,540       208,980
     Industrial                                                    315,494       335,680       311,070        305,022       314,470
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                               900,205       921,502       870,505        845,780       857,356
     Sales for resale                                               34,513        53,320        57,433         53,050        70,592
     Other                                                          30,136        28,284        27,907         23,501        24,790
                                                            ------------------------------------------------------------------------
       Total                                                      $964,854    $1,003,106      $955,845       $922,331      $952,738
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                                     4,184         4,026         4,010          3,913         3,862
     Commercial                                                      3,392         3,342         3,333          3,280         3,045
     Industrial                                                      7,843         7,931         8,404          8,466         8,225
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                                15,419        15,299        15,747         15,659        15,132
     Sales for resale                                                1,151         1,412         1,678          2,314         2,697
     Other                                                             103           107           111            108            99
                                                            ------------------------------------------------------------------------
       Total                                                        16,673        16,818        17,536         18,081        17,928
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   446,202       439,508       437,425        434,978       430,793
     Commercial                                                     76,856        75,132        74,483         73,813        73,170
     Industrial                                                      1,898         1,836         1,799          1,783         1,709
     Other                                                           1,328         1,359         1,393          1,389         1,407
                                                            ------------------------------------------------------------------------
       Total                                                       526,284       517,835       515,100        511,963       507,079
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   3,097         3,104         3,021          2,930         2,902
     Sources of electric energy (000s MWh):
          Coal and gas                                              10,219        10,343        11,065         10,892        10,203
          Purchased power                                            4,134         4,595         4,041          5,183         6,110
          Nuclear                                                    3,202         2,697         3,117          2,548         2,682
          Other                                                        127           171           179            240           216
                                                            ------------------------------------------------------------------------
            Total                                                   17,682        17,806        18,402         18,863        19,211
                                                            ========================================================================

     Revenue per KWh from ultimate customers (cents)                  5.84          6.02          5.53           5.40          5.67
------------------------------------------------------------------------------------------------------------------------------------

Wisconsin Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
Electric Operating Information                                      2002          2001          2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                  $271,875      $248,128      $229,668       $213,496      $198,770
     Commercial                                                    146,726       138,269       127,199        116,947       108,724
     Industrial                                                    211,310       207,791       190,085        171,118       162,771
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                               629,911       594,188       546,952        501,561       470,265
     Sales for resale                                              125,822       131,187       115,715        102,751       128,536
     Other                                                          31,947        28,075        29,524         22,295        15,903
                                                            ------------------------------------------------------------------------
       Total                                                      $787,680      $753,450      $692,191       $626,607      $614,704
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWh):
     Residential                                                     3,432         3,318         3,151          3,111         2,964
     Commercial                                                      2,150         2,122         2,031          1,980         1,898
     Industrial                                                      4,454         4,538         4,688          4,570         4,493
                                                            ------------------------------------------------------------------------
       Total from ultimate customers                                10,036         9,978         9,870          9,661         9,355
     Sales for resale                                                3,654         3,524         3,228          3,252         4,492
     Other                                                              94            61            63             54            59
                                                            ------------------------------------------------------------------------
       Total                                                        13,784        13,563        13,161         12,967        13,906
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                   376,027       368,246       362,178        355,691       350,334
     Commercial                                                     51,356        50,407        49,350         48,696        47,857
     Industrial                                                      1,007           990           974            947           909
     Other                                                           2,016         1,965         1,923          1,893         1,860
                                                            ------------------------------------------------------------------------
       Total                                                       430,406       421,608       414,425        407,227       400,960
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     Maximum peak hour demand (MW)                                   2,674         2,696         2,508          2,397         2,292
     Sources of electric energy (000s MWh):
          Coal and gas                                               8,130         8,319         8,074          8,186         8,916
          Purchased power                                            4,462         4,132         4,017          3,436         3,923
          Nuclear                                                    1,810         1,419         1,558          1,814         1,519
          Other                                                        252           281           248            288           288
                                                            ------------------------------------------------------------------------
            Total                                                   14,654        14,151        13,897         13,724        14,646
                                                            ========================================================================

     Revenue per KWh from ultimate customers (cents)                  6.28          5.95          5.54           5.19          5.03
------------------------------------------------------------------------------------------------------------------------------------


2)  GAS UTILITY OPERATIONS
The utilities provide gas service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of gas customers and communities served by each utility at Dec. 31, 2002 was as follows:

                                      Transportation and
                 Retail Customers       Other Customers        Communities Served
                -------------------  ----------------------  -----------------------
IP&L                    234,853              219                     253
WP&L                    170,123              254                     233
                -------------------  ----------------------  -----------------------
                        404,976              473                     486
                ===================  ======================  =======================


2002 gas utility operations accounted for 18% and 18% of operating revenues and 7% and 9% of operating income for IP&L and WP&L, respectively, which include providing gas services to retail and transportation customers.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IP&L and WP&L. Transportation contracts with NNG, NGPL and ANR allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IP&L and WP&L with gas delivered directly to their service territories. The maximum daily delivery capacity of the individual utilities for 2002 was as follows (in Dths):

                  NNG              NGPL                ANR                  FCS               Total
            ---------------    --------------     ---------------    -----------------    ---------------
IP&L            198,641             89,932             61,737             22,000              372,310
WP&L             90,056                 --            146,467             34,000              270,523


IP&L and WP&L maintain purchase agreements with over 30 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms up to two years. The utilities' gas supply commitments are index-based.

In addition to sales of natural gas to retail customers, IP&L and WP&L provide transportation service to commercial and industrial customers by moving customer-owned gas through their distribution systems to the customers' meter. Revenues are collected for this service pursuant to transportation tariffs.

The gas sales of IP&L and WP&L follow a seasonal pattern. There is an annual base load of gas used for cooking, heating and other purposes, with a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IP&L and WP&L to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 20% and 16% of IP&L's and WP&L's annual gas requirements in 2002, respectively.

Refer to Note 1(j) for information relating to utility natural gas cost recovery, Note 10(a) for information on natural gas derivatives and Note 11(b) for discussion of natural gas commitments in the "Notes to Consolidated Financial Statements."

Gas Environmental Matters - Refer to Note 11(e) of the "Notes to Consolidated Financial Statements" for discussion of gas environmental matters.


Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information (Utility Only)                                  2002         2001         2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                       $218,746     $270,248     $245,697     $185,090     $175,603
     Commercial                                                         111,343      141,121      127,104       89,118       85,842
     Industrial                                                          25,177       31,262       27,752       21,855       20,204
     Transportation/other                                                38,720       45,246       14,395       18,256       13,941
                                                                   -----------------------------------------------------------------
       Total                                                           $393,986     $487,877     $414,948     $314,319     $295,590
                                                                   =================================================================

------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dths):
     Residential                                                         30,931       29,580       32,026       30,309       28,378
     Commercial                                                          19,348       18,055       19,696       18,349       17,760
     Industrial                                                           5,373        5,344        5,350        5,963        5,507
     Transportation/other                                                47,386       48,539       43,931       46,954       52,389
                                                                   -----------------------------------------------------------------
       Total                                                            103,038      101,518      101,003      101,575      104,034
                                                                   =================================================================

------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                        358,384      353,430      351,990      347,533      342,586
     Commercial                                                          45,793       45,480       44,654       44,289       43,825
     Industrial                                                             799          951          953        1,037          982
                                                                   -----------------------------------------------------------------
       Total                                                            404,976      399,861      397,597      392,859      387,393
                                                                   =================================================================

------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold (excluding transportation/other)                $6.38        $8.35        $7.02        $5.42        $5.45
     Purchased gas costs per Dth sold (excluding transportation/other)    $4.02        $6.31        $4.88        $3.30        $3.22
------------------------------------------------------------------------------------------------------------------------------------


Interstate Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information                                               2002         2001          2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                      $124,237      $162,575     $149,493     $115,428     $110,430
     Commercial                                                         61,222        82,463       72,592       53,548       51,944
     Industrial                                                         18,197        22,355       19,171       15,778       14,308
     Transportation/other                                               11,239        13,621        8,540        8,795        7,171
                                                                  ------------------------------------------------------------------
       Total                                                          $214,895      $281,014     $249,796     $193,549     $183,853
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dths):
     Residential                                                        18,068        17,826       19,257       18,239       17,442
     Commercial                                                         10,774        10,483       11,101       10,578       10,475
     Industrial                                                          4,070         4,147        3,874        4,443        4,085
     Transportation/other                                               28,814        31,673       30,251       33,717       39,441
                                                                  ------------------------------------------------------------------
       Total                                                            61,726        64,129       64,483       66,977       71,443
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                       206,808       205,065      205,300      203,518      201,521
     Commercial                                                         27,607        27,649       27,071       26,909       26,767
     Industrial                                                            438           441          440          461          476
                                                                  ------------------------------------------------------------------
       Total                                                           234,853       233,155      232,811      230,888      228,764
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold (excluding transportation/other)               $6.19         $8.24        $7.05        $5.55        $5.52
     Purchased gas cost per Dth sold (excluding transportation/other)    $4.11         $6.20        $4.89        $3.41        $3.20
------------------------------------------------------------------------------------------------------------------------------------

Wisconsin Power and Light Company

------------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information                                               2002         2001          2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                       $94,509      $107,673      $96,204      $69,662      $65,173
     Commercial                                                         50,121        58,658       54,512       35,570       33,898
     Industrial                                                          6,980         8,907        8,581        6,077        5,896
     Transportation/other                                               27,481        31,625        5,855        9,461        6,770
                                                                  ------------------------------------------------------------------
       Total                                                          $179,091      $206,863     $165,152     $120,770     $111,737
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dths):
     Residential                                                        12,863        11,754       12,769       12,070       10,936
     Commercial                                                          8,574         7,572        8,595        7,771        7,285
     Industrial                                                          1,303         1,197        1,476        1,520        1,422
     Transportation/other                                               18,572        16,866       13,680       13,237       12,948
                                                                  ------------------------------------------------------------------
       Total                                                            41,312        37,389       36,520       34,598       32,591
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation/Other):
     Residential                                                       151,576       148,365      146,690      144,015      141,065
     Commercial                                                         18,186        17,831       17,583       17,380       17,058
     Industrial                                                            361           510          513          576          506
                                                                  ------------------------------------------------------------------
       Total                                                           170,123       166,706      164,786      161,971      158,629
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per Dth sold (excluding transportation/other)               $6.67         $8.54        $6.97        $5.21        $5.34
     Purchased gas cost per Dth sold (excluding transportation/other)    $3.89         $6.47        $4.69        $3.00        $3.13
------------------------------------------------------------------------------------------------------------------------------------


D.    INFORMATION RELATING TO NON-REGULATED OPERATIONS
Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: International, Non-regulated Generation, Integrated Services, Investments and Energy Technologies. In November 2002, Alliant Energy announced its commitment to pursue the sale of, or other exit strategies for, Whiting, its investments in Australia and its affordable housing business. Refer to Note 16 in Alliant Energy's "Notes to Consolidated Financial Statements" for additional information. Resources intends to focus on its International and Non-regulated Generation businesses as its primary long-term strategic platforms and will continue reviewing for ways to narrow its strategic focus and business platforms.

International - has invested in energy generation and distribution companies and projects in select growing markets. Currently, International has investments in Brazil, China and New Zealand and a loan to a development project in Mexico. International has focused on these locations because of its belief that they offer a growing demand for energy and are receptive to foreign investment. International also has developed partnerships with other entities that have intimate knowledge of each local market's business trends and customs. In addition, Alliant Energy has investments in Australia that it is in the process of selling. Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information related to Alliant Energy's investments in foreign entities.

Non-regulated Generation - Alliant Energy Generation, Inc., was formed to build a portfolio of competitive generating assets across the U.S., focusing primarily on the Upper Midwest. Alliant Energy expects to build this portfolio through a combination of strategic acquisitions, partnerships and development projects. Given the status of the current non-regulated generation market, Alliant Energy's initial investments in this market will focus on facilities with underlying long-term purchased-power agreements. While Alliant Energy believes there are strong acquisition opportunities in the existing non-regulated generation market, it will continue to be patient, prudent and diligent in its pursuit of such opportunities. Synfuel has an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses generated. Refer to "Liquidity and Capital Resources - Construction and Acquisition Expenditures" in MD&A for additional information including an announcement in February 2003 regarding the purchase of a generation facility.

Integrated Services - provides a wide range of energy and environmental services for commercial, industrial, institutional, educational and governmental customers. It offers large energy users an array of services to maximize customers' productivity, profitability and energy efficiency, and provides solutions for waste remediation and other environmental engineering and consulting services. Integrated Services includes: Cogenex Corporation (Cogenex), Industrial Energy Applications, Inc. (IEA), Heartland Energy Group, Inc. (HEG), RMT, Inc. (RMT) and Alliant Energy Integrated Services Company - Energy Solutions L.L.C. (Energy Solutions). Cogenex and IEA provide business customers with on-site energy services. HEG offers commodities-based energy services primarily related to supplying natural gas and owns several natural gas and oil gathering systems in Texas. RMT is an environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments and specializes in consulting on solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, and air and water pollution control. RMT is marketing SmartBurn, which is a large-scale emissions-reducing program for coal-burning facilities, to other U.S. companies. Energy Solutions provides energy consulting services to commercial, industrial and institutional customers.

Investments - subsidiaries and investments include Transportation and Investments. Transportation is a holding company whose wholly-owned subsidiaries include the Cedar Rapids and Iowa City Railway Company (CRANDIC), which is a short-line railway that provides freight service between Cedar Rapids and Iowa City; IEI Barge Services, Inc. (Barge), which provides barge terminal and hauling services on the Mississippi River; and Williams Bulk Transfer Inc. (Williams) and Transfer Services, Inc. (Transfer), which provide transfer and storage services. Investments is a holding company whose primary wholly-owned subsidiary includes Iowa Land and Building Company (Iowa Land) which is organized to pursue real estate and economic development activities in IP&L's service territory. Investments also has direct and indirect equity interests in various small real estate and economic development ventures, primarily concentrated in Cedar Rapids, Iowa, and holds other passive investments, including an equity interest in McLeod, an integrated telecommunications and services provider. Alliant Energy is in the process of selling Whiting and its affordable housing business.

Energy Technologies - Resources has invested in energy technologies by purchasing equity interests in Capstone, a microturbine producer; Nth Power Technologies Fund II, LP, a venture capital fund specializing in emerging energy-technology companies; and several other modest investments in emerging energy technology businesses. These ventures allow Alliant Energy to provide its customers with new technologies that are smaller in scale than more traditional generation technologies, such as microturbines, fuel cells, solar concepts and wind turbines.

Mass Marketing has held interests in energy marketing businesses. In January 2003, Alliant Energy committed to a plan to sell SmartEnergy, an internet-based retailer, and Alliant Energy is in the process of disbanding its Mass Marketing business unit.

E.    DISCLOSURE CONCERNING WEBSITE ACCESS TO REPORTS
Alliant Energy makes its periodic and current reports, and amendments to those reports, available, free of charge, on its website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

IP&L
IP&L's principal electric generating stations at Dec. 31, 2002, were as follows:

                        Name and Location                               Primary Fuel             2002 Summer Capability
                           of Station                                       Type                         in KWs
------------------------------------------------------------------     ---------------    --------------------------------------

   Duane Arnold Energy Center, Palo, IA                                Nuclear                                   393,050  (1)

   Ottumwa Generating Station, Ottumwa, IA                             Coal                    345,690(2)
   Prairie Creek Station, Cedar Rapids, IA                             Coal                    194,560
   Sutherland Station, Marshalltown, IA                                Coal                    142,700
   Sixth Street Station, Cedar Rapids, IA                              Coal                     49,510
   Burlington Generating Station, Burlington, IA                       Coal                    215,060
   George Neal Unit 3, Sioux City, IA                                  Coal                    144,200(3)
   George Neal Unit 4, Sioux City, IA                                  Coal                    138,640(4)
   Dubuque Units 2, 3 and 4, Dubuque, IA                               Coal                     77,070
   M. L. Kapp Plant Units 1 and 2, Clinton, IA                         Coal                    238,300
   Lansing Units 1, 2, 3 and 4, Lansing, IA                            Coal                    317,130
   Louisa Unit 1, Louisa, IA                                           Coal                     28,000(5)
                                                                                              -----------
          Total Coal                                                                                           1,890,860

   Marshalltown Combustion Turbines, Marshalltown, IA                  Oil                     167,500
   Centerville Combustion Turbines, Centerville, IA                    Oil                      53,660
   Montgomery Combustion Turbine Unit 1, Montgomery, MN                Oil                      20,210
   Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN              Oil                      20,070
   Lime Creek Plant Combustion Turbine Units 1 and 2,
      Mason City, IA                                                   Oil                      72,960
   Diesel Stations, in IA/MN                                           Oil                      18,350
                                                                                              -----------
          Total Oil                                                                                              352,750

   Grinnell Station, Grinnell, IA                                      Gas                      25,630
   Agency Street Combustion Turbines, West Burlington, IA              Gas                      66,990
   Burlington Combustion Turbines, Burlington, IA                      Gas                      66,730
   Red Cedar Combustion Turbine, Cedar Rapids, IA                      Gas                      17,380
   Fox Lake Plant Units 1, 2 and 3, Sherburn, MN                       Gas                     106,870
                                                                                              -----------
          Total Gas                                                                                              283,600
                                                                                                             ------------

          Total generating capability                                                                          2,920,260
                                                                                                             ============

All KWs shown below represent the 2002 summer generating capability.

  (1) Represents IP&L's 70% ownership interest in this 561,500 KW generating station, which is operated by IP&L.
  (2) Represents IP&L's 48% ownership interest in this 720,190 KW generating station, which is operated by IP&L.
  (3) Represents IP&L's 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican Energy Company.
  (4) Represents IP&L's 21.5% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican Energy Company.
  (5) Represents IP&L's 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican Energy Company.

IP&L owns 7,068 miles of electric transmission lines and 801 substations, substantially all located in Iowa, Minnesota and Illinois. IP&L's principal properties are suitable for their intended use and are held subject to the liens of indentures relating to its bonds.

WP&L
WP&L's principal electric generating stations at Dec. 31, 2002, were as follows:

                    Name and Location                          Primary Fuel              2002 Summer Capability
                        of Station                                 Type                          in KWs
-----------------------------------------------------------   ---------------     --------------------------------------

    Kewaunee Nuclear Power Plant, Kewaunee, WI                Nuclear                                    217,300   (1)

    Nelson Dewey Generating Station, Cassville, WI            Coal                     222,460
    Edgewater Generating Station #3, Sheboygan, WI            Coal                      76,000
    Edgewater Generating Station #4, Sheboygan, WI            Coal                     230,520  (2)
    Edgewater Generating Station #5, Sheboygan, WI            Coal                     314,340  (3)
    Columbia Energy Center, Portage, WI                       Coal                     502,130  (4)
                                                                                  -------------
          Total Coal                                                                                   1,345,450

    Blackhawk Generating Station, Beloit, WI                  Gas                       54,500
    Rock River Generating Station, Beloit, WI                 Gas                      147,830
    Rock River Combustion Turbine, Beloit, WI                 Gas                      150,330
    South Fond du Lac Combustion Turbine
        Units 2 and 3, Fond du Lac, WI                        Gas                      167,670
    Sheepskin Combustion Turbine, Edgerton, WI                Gas                       37,920
                                                                                  -------------
          Total Gas                                                                                      558,250

    Kilbourn Hydro Plant, Wisconsin Dells, WI                 Hydro                      7,000
    Prairie du Sac Hydro Plant, Prairie du Sac, WI            Hydro                     15,000
    Petenwell/Castle Rock Hydro Plants,
        Wisconsin Rapids, WI                                  Hydro                      6,000  (5)
                                                                                  -------------
          Total Hydro                                                                                     28,000
                                                                                                     -------------

          Total generating capability                                                                  2,149,000
                                                                                                     =============

All KWs shown below represent the 2002 summer generating capability.

(1) Represents WP&L's 41% ownership interest in this 530,000 KW generating station, which is operated by WPSC.
(2) Represents WP&L's 68.2% ownership interest in this 338,000 KW generating station, which is operated by WP&L.
(3) Represents WP&L's 75% ownership interest in this 419,120 KW generating station, which is operated by WP&L.
(4) Represents WP&L's 46.2% ownership interest in this 1,086,860 KW generating station, which is operated by WP&L.
(5) WP&L has a 50% ownership interest in this 18,000 KW hydro plant, which is operated by Wisconsin River Power Company, but has a contract to purchase only one-third of the plant's output.

WP&L owns 158 distribution substations located adjacent to the communities served, substantially all located in Wisconsin. WP&L's transmission assets were transferred to ATC in 2001. Substantially all of WP&L's facilities are suitable for their intended use and are held subject to the lien of its First Mortgage Bond indenture. Refer to "C. Information Relating to Domestic Utility Operations - 1) Electric Utility Operations - General" in "Business" for information related to WP&L's investment in ATC.

Resources
Resources' principal properties at Dec. 31, 2002 were as follows:

1. International - owns nine combined heat and power facilities located in China with an aggregate generating capacity of approximately 475 MW.
2. Non-regulated Generation - turbines and related generation equipment for use in future generation projects.
3. Integrated Services - standby generation, cogeneration, steam production and propane air systems and owns an interest in an oil gathering system and natural gas gathering systems, which had 500 miles and 213 miles, respectively, of pipeline in Texas.
4. Investments - CRANDIC has 112 railroad track miles all located within Iowa.

ITEM 3.  LEGAL PROCEEDINGS

Alliant Energy
In October 2000, Alliant Energy and WP&L filed a federal lawsuit seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions of the U.S. Constitution. Alliant Energy and WP&L are challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy and WP&L also requested that the court consider the constitutionality of issues related to the asset cap on non-utility investments imposed by WUHCA. Alliant Energy and WP&L were seeking only declaratory relief and not damages in the litigation. In February 2001, the lawsuit was dismissed based on lack of allegations of "injury in fact." Alliant Energy and WP&L filed a motion for reconsideration with the court, which was denied in April 2001. Alliant Energy and WP&L appealed the lower court's rulings to the 7th Circuit Court of Appeals. In January 2002, the 7th Circuit reversed the district court's decision and remanded the case back to the district court for hearing. In May 2002, the district judge granted the state's motion for summary judgment and dismissed Alliant Energy's and WP&L's case. Alliant Energy and WP&L appealed the district court's decision to the 7th Circuit Court of Appeals in June 2002. Briefing of the appeal has been completed, with a decision expected in the second quarter of 2003. Alliant Energy and WP&L cannot currently predict the outcome of this litigation.

Alliant Energy received an adverse ruling in 1999 from a U.S. district court dealing with an income tax refund claim Alliant Energy filed relating to capital losses disallowed under audit by the IRS. The district court also disallowed certain related deductions allowed by the IRS to reduce a tax refund due to Alliant Energy related to another tax issue. Alliant Energy appealed the district court's ruling and the government appealed the decision which led to the tax refund due to Alliant Energy. In June 2001, the U.S. Court of Appeals for the 8th Circuit ruled in Alliant Energy's favor with respect to both tax issues. In July 2001, the government filed a petition for rehearing with the U.S. Court of Appeals related to the capital losses allowed in the 8th Circuit opinion. The 8th Circuit denied the appeal in September 2001 and remanded the case back to the district court for entry of judgment. The federal government decided not to pursue the ruling in favor of Alliant Energy of the U.S. Court of Appeals for the 8th Circuit with respect to these two tax issues. As a result, Alliant Energy recorded the applicable tax benefit and interest income in the fourth quarter of 2001 related to these events. An additional potential refund of approximately $14 million, plus interest, was also being contested by the government. However, the district court ruled in favor of the federal government in July 2002 on such issue. Alliant Energy has appealed the most recent district court decision. An adverse decision on appeal would not result in Alliant Energy recording any charges to earnings as the potential refund simply represents a gain contingency. Subsequently, the government filed a cross appeal, which it later decided not to pursue and voluntarily moved for its dismissal. Alliant Energy is awaiting a decision from the 8th Circuit Court of Appeals.

IP&L
IP&L has appealed to the Iowa State Board of Tax Review, an agency of the State of Iowa, regarding assessments of Iowa property tax made by the Director of the Iowa Department of Revenue and Finance. The appeals involve assessments for the years 1994 through 1998 and seek reduction of the assessments reflecting the true value of the operating property of the companies. At the present time, IP&L cannot predict what impact, if any, the appeals process will have on its financial condition or results of operations.

WP&L - None

Environmental Matters
The information required by Item 3 with regards to environmental matters is included in "C. Information Relating to Domestic Utility Operations - 1) Electric Utility Operations" in "Business," "Liquidity and Capital Resources
- Environmental" in MD&A and Note 11(e) of the "Notes to Consolidated Financial Statements," which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regards to rate matters is included in Note 2 of Alliant Energy's "Notes to Consolidated Financial Statements" and "Rates and Regulatory Matters" in MD&A, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IP&L
At IP&L's annual meeting of shareowners held on Oct. 9, 2002, Alan B. Arends, Katharine C. Lyall, Singleton B. McAllister and Anthony R. Weiler were elected as directors of IP&L for terms expiring in 2005. Alliant Energy voted all of the outstanding shares of common stock of IP&L (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IP&L whose terms of office continued after the 2002 annual meeting: Erroll B. Davis, Jr., Lee Liu, Robert W. Schlutz and Wayne H. Stoppelmoor, with terms expiring in 2003; and Jack B. Evans, Joyce L. Hanes, David A. Perdue and Judith D. Pyle, with terms expiring in 2004.

EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------
The executive officers of Alliant Energy, IP&L and WP&L as of the date of this filing are as follows (figures following the names represent the officer's age as of Dec. 31, 2002):

Executive Officers of Alliant Energy
Erroll B. Davis, Jr., 58, was elected Chairman of the Board effective April
---------------
2000, has served as President and Chief Executive Officer (CEO) since 1990 and has been a board member since 1988.
William D. Harvey, 53, was elected Executive Vice President (EVP)-Generation
-----------------
effective April 1998.
James E. Hoffman, 49, was elected EVP-Business Development effective April
----------------
1998.
Eliot G. Protsch, 49, was elected EVP-Energy Delivery effective April 1998.
----------------
Barbara J. Swan, 51, was elected EVP and General Counsel effective October
---------------
1998. She previously served as Vice President (VP)-General Counsel from 1994 to 1998 at WP&L.
Thomas M. Walker, 55, was elected EVP and Chief Financial Officer (CFO)
----------------
effective April 1998.
Pamela J. Wegner, 55, was elected EVP-Shared Solutions effective October
----------------
1998. She previously served as VP-Information Services and Administration from 1994 to 1998 at WP&L.
Dundeana K. Doyle, 44, was elected VP-Infrastructure Security effective
-----------------
January 2002. She previously served as VP-Customer Operations since December 2000 at IESU and WP&L, VP-Customer Services and Operations from 1999 to 2000 at IESU and WP&L, VP-Customer Operations from 1998 to 1999 at IESU and VP-Customer Services from 1998 to 1999 at WP&L.
Thomas L. Hanson, 49, was elected VP and Treasurer effective April 2002.  He
----------------
previously served as Managing Director-Generation Services since 2001 and General Manager-Business and Financial Performance, Generation from 1998 to 2001.
John E. Kratchmer, 40, was elected VP-Controller and Chief Accounting Officer
-----------------
effective October 2002. He previously served as Corporate Controller and Chief Accounting Officer since October 2000 and Assistant Controller from 1998 to 2000.
Barbara A. Siehr, 51, was elected VP-Financial Planning and Strategic
----------------
Projects effective October 2002. She previously served as Managing Director-Operations and Operations Services since December 2000, General Manager-Operations East from 1999 to 2000 and General Manager-Engineering/Operations Services from 1998 to 1999.

F. J. Buri, 48, was elected Corporate Secretary effective April 2002.  He
----------
previously served as Senior Attorney since June 1999. Prior to joining Alliant Energy, he was General Counsel and Secretary from 1996 to 1999 at Universal Savings Bank, N.A.

None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer. Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of Alliant Energy
Enrique Bacalao, 53, was elected Assistant Treasurer effective November
---------------
1998. Prior to joining Alliant Energy, he was VP, Corporate Banking from 1995 to 1998 at the Chicago Branch of The Industrial Bank of Japan, Limited. Eric D. Mott, 35, was elected Assistant Treasurer effective December 2001.
------------
He previously served as Manager-Investor Relations and Trust Fund Investment Management since December 2000 and Senior Treasury Analyst from 1998 to 2000. Joan M. Thompson, 45, was elected Assistant Controller effective June 2000.
----------------
She previously served as Manager-IESU and IPC Accounting since February 1999 and Manager-IESU Accounting from 1998 to 1999.
Patricia L. Reininger, 50, was elected Assistant Corporate Secretary
---------------------
effective January 2003. She previously served as Executive Administrative Assistant since August 2000. Prior to joining Alliant Energy, she was Assistant to the Chairperson and Assistant Corporate Secretary from 1993 to 1999 at Sentry Insurance.

Executive Officers of IP&L
Erroll B. Davis, Jr., 58, was elected Chairman of the Board effective April
---------------
2000 and CEO effective April 1998. Mr. Davis is also an officer of Alliant Energy and WP&L.
Eliot G. Protsch, 49, was elected President effective April 1998.  Mr.
----------------
Protsch is also an officer of Alliant Energy and WP&L.
William D. Harvey, 53, was elected EVP-Generation effective October 1998.
-----------------
Mr. Harvey is also an officer of Alliant Energy and WP&L.
Barbara J. Swan, 51, was elected EVP and General Counsel effective October
---------------
1998.  Ms. Swan is also an officer of Alliant Energy and WP&L.
Thomas M. Walker, 55, was elected EVP and CFO in 1996.  Mr. Walker is also an
----------------
officer of Alliant Energy and WP&L.
Pamela J. Wegner, 55, was elected EVP-Shared Solutions effective October
----------------
1998.  Ms. Wegner is also an officer of Alliant Energy and WP&L.
Dundeana K. Doyle, 44, was elected VP-Infrastructure Security effective
-----------------
January 2002.  Ms. Doyle is also an officer of Alliant Energy and WP&L.
Vern A. Gebhart, 49, was elected VP-Customer Operations effective January
---------------
2002. He previously served as Managing Director-Strategic Projects and Capital Control since 2000 and Director-Strategic Projects and Capital Control from 1998 to 2000 at Alliant Energy. Mr. Gebhart is also an officer of WP&L.
Thomas L. Hanson, 49, was elected VP and Treasurer effective April 2002.  Mr.
----------------
Hanson is also an officer of Alliant Energy and WP&L.
John E. Kratchmer, 40, was elected VP-Controller and Chief Accounting Officer
-----------------
effective October 2002. Mr. Kratchmer is also an officer of Alliant Energy and WP&L.
Daniel L. Mineck, 54, was elected VP-Performance Engineering and
----------------
Environmental effective October 1998. He previously served as Assistant VP-Corporate Engineering since 1996. Mr. Mineck is also an officer of WP&L. Barbara A. Siehr, 51, was elected VP-Financial Planning and Strategic
----------------
Projects effective October 2002. Ms. Siehr is also an officer of Alliant Energy and WP&L.
Kim K. Zuhlke, 49, was elected VP-Engineering, Sales and Marketing effective
-------------
September 1999. He previously served as VP-Customer Operations since October 1998. Mr. Zuhlke is also an officer of WP&L.
F. J. Buri, 48, was elected Corporate Secretary effective April 2002.  Mr.
----------
Buri is also an officer of Alliant Energy and WP&L.

None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer. Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of IP&L
Enrique Bacalao, 53, was elected Assistant Treasurer effective November 1998.
---------------
Mr. Bacalao is also an officer of Alliant Energy and WP&L.
Steven F. Price, 50, was elected Assistant Treasurer effective April 1998.
---------------
Mr. Price is also an officer of WP&L.
Patricia L. Reininger, 50, was elected Assistant Corporate Secretary
---------------------
effective January 2003. Ms. Reininger is also an officer of Alliant Energy and WP&L.
Daniel L. Siegfried, 43, was elected Assistant Corporate Secretary effective
-------------------
April 1998.  He also serves as Senior Attorney for Alliant Energy.

Executive Officers of WP&L
Erroll B. Davis, Jr., 58, was elected Chairman of the Board effective April
--------------------
2000 and CEO effective April 1998.    Mr. Davis is also an officer of Alliant
Energy and IP&L.
William D. Harvey, 53, was elected President effective April 1998.  Mr.
-----------------
Harvey is also an officer of Alliant Energy and IP&L.
Eliot G. Protsch, 49, was elected EVP-Energy Delivery effective October
----------------
1998. He previously served as Senior VP from 1993 to 1998 at WP&L. Mr. Protsch is also an officer of Alliant Energy and IP&L.
Barbara J. Swan, 51, was elected EVP and General Counsel effective October
---------------
1998.  She previously served as VP-General Counsel from 1994 to 1998 at
WP&L.  Ms. Swan is also an officer of Alliant Energy and IP&L.
Thomas M. Walker, 55, was elected EVP and CFO effective October 1998.  Mr.
----------------
Walker is also an officer of Alliant Energy and IP&L.
Pamela J. Wegner, 55, was elected EVP-Shared Solutions effective October
----------------
1998. She previously served as VP-Information Services and Administration from 1994 to 1998 at WP&L. Ms. Wegner is also an officer of Alliant Energy and IP&L.
Dundeana K. Doyle, 44, was elected VP-Infrastructure Security effective
-----------------
January 2002.  Ms. Doyle is also an officer of Alliant Energy and IP&L.
Vern A. Gebhart, 49, was elected VP-Customer Operations effective January
---------------
2002.  Mr. Gebhart is also an officer of IP&L.
Thomas L. Hanson, 49, was elected VP and Treasurer effective April 2002.  Mr.
----------------
Hanson is also an officer of Alliant Energy and IP&L.
John E. Kratchmer, 40, was elected VP-Controller and Chief Accounting Officer
-----------------
effective October 2002. Mr. Kratchmer is also an officer of Alliant Energy and IP&L.
Daniel L. Mineck, 54, was elected VP-Performance Engineering and
----------------
Environmental effective April 1998. Mr. Mineck is also an officer of IP&L. Barbara A. Siehr, 51, was elected VP-Financial Planning and Strategic
----------------
Projects effective October 2002. Ms. Siehr is also an officer of Alliant Energy and IP&L.
Kim K. Zuhlke, 49, was elected VP-Engineering, Sales & Marketing effective
-------------
September 1999. He previously served as VP-Customer Operations since April 1998 at WP&L and since October 1998 at IESU and as VP-Customer Services and Sales from 1993 to 1998 at WP&L. Mr. Zuhlke is also an officer of IP&L.
F. J. Buri, 48, was elected Corporate Secretary effective April 2002.  Mr.
----------
Buri is also an officer of Alliant Energy and IP&L.

None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer. Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

Additional Officers of WP&L
Enrique Bacalao, 53, was elected Assistant Treasurer effective November
---------------
1998.  Mr. Bacalao is also an officer of Alliant Energy and IP&L.
Steven F. Price, 50, was elected Assistant Treasurer effective April 1998.
---------------
Mr. Price is also an officer of IP&L.
Patricia L. Reininger, 50, was elected Assistant Corporate Secretary
---------------------
effective January 2003. Ms. Reininger is also an officer of Alliant Energy and IP&L.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Alliant Energy's common stock trades on the New York Stock Exchange under the symbol "LNT." Quarterly sales price ranges and dividends with respect to Alliant Energy's common stock were as follows:

                                 2002                                         2001
               -----------------------------------------     ---------------------------------------
 Quarter          High           Low         Dividend          High           Low         Dividend
 -------          ----           ---         --------          ----           ---         --------
 First            $31.01        $28.67         $0.50           $33.20        $28.75         $0.50
 Second            30.85         24.75          0.50            32.67         28.20          0.50
 Third             25.77         16.35          0.50            31.49         27.90          0.50
 Fourth            19.89         14.28          0.50            32.29         27.50          0.50
   Year            31.01         14.28          2.00            33.20         27.50          2.00


Stock closing price at Dec. 31, 2002:  $16.55

Although Alliant Energy's practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, the ability of Alliant Energy's subsidiaries to pay dividends and other factors. Effective with the dividend declared and paid in the first quarter of 2003, Alliant Energy reduced its targeted annual common stock dividend from $2.00 to $1.00 per share.

At Dec. 31, 2002, there were approximately 55,470 holders of record of Alliant Energy's stock, including holders in Alliant Energy's Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IP&L common stock currently outstanding. During 2002 and 2001, IP&L paid dividends on its common stock of $82 million and $80 million, respectively, to its parent. Under certain circumstances, IP&L has the right under terms of its subordinated deferrable interest debentures to extend interest payments for periods not to exceed 20 consecutive quarters. It is IP&L's current intent not to exercise such right. In the event IP&L did exercise this right, it would limit IP&L's ability to pay dividends, among other things.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L common stock currently outstanding. During both 2002 and 2001, WP&L paid dividends on its common stock of $60 million to its parent. WP&L's dividends are restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. The PSCW has ordered that it must approve the payment of dividends by WP&L to Alliant Energy that are in excess of the level forecasted in the rate order ($62 million), if such dividends would reduce WP&L's average common equity ratio below 44.67% of total capitalization. The dividends paid by WP&L to Alliant Energy since the rate order was issued have not exceeded such level. IP&L and WP&L each have common stock dividend payment restrictions based on their respective bond indentures and the terms of their preferred stock.


ITEM 6.  SELECTED FINANCIAL DATA

Alliant Energy Corporation

------------------------------------------------------------------------------------------------------------------------------------
Financial Information                                                2002 (1)      2001 (1)      2000 (1)      1999 (2)     1998 (3)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands, except per share data)
Income Statement Data:
   Operating revenues                                               $2,608,812   $2,624,676    $2,279,674   $2,048,158   $2,053,318
   Income from continuing operations                                    76,269      126,245       330,915      154,334       95,437
   Income from discontinued operations, net of tax                      30,612       58,985        51,039       42,247        1,238
   Income before cumulative effect of changes in accounting
      principle, net of tax                                            106,881      185,230       381,954      196,581       96,675
   Cumulative effect of changes in accounting principle, net of tax         --      (12,868)       16,708          --           --
   Net income                                                          106,881      172,362       398,662      196,581       96,675
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
   Earnings per average common share (diluted):
        Income from continuing operations                                $0.84        $1.57         $4.18        $1.98        $1.24
        Income from discontinued operations                              $0.34        $0.73         $0.64        $0.53        $0.02
        Cumulative effect of changes in accounting principle                --       ($0.16)        $0.21          --           --
        Net income                                                       $1.18        $2.14         $5.03        $2.51        $1.26
   Common shares outstanding at year-end (000s)                         92,304       89,682        79,010       78,984       77,630
   Dividends declared per common share                                   $2.00        $2.00         $2.00        $2.00        $2.00
   Market value per share at year-end                                   $16.55       $30.36        $31.88       $27.50       $32.25
   Book value per share at year-end (4)                                 $19.89       $21.39        $25.79       $27.29       $20.69
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Financial Data:
   Construction and acquisition expenditures                          $656,792     $713,061      $845,454     $418,371     $313,033
   Total assets at year-end (4)                                     $7,001,395   $6,237,925    $6,733,766   $6,075,683   $4,959,337
   Long-term obligations, net                                       $2,784,216   $2,586,044    $2,128,496   $1,660,558   $1,713,649
   Times interest earned before income taxes (5)                         1.64X        1.99X         4.35X        3.05X        2.40X
   Capitalization ratios:
        Common equity (4)                                                  39%          43%           50%          57%          49%
        Preferred stock                                                     5%           2%            3%           3%           4%
        Long-term debt, excluding current portion                          56%          55%           47%          40%          47%
                                                                    ----------------------------------------------------------------
             Total                                                        100%         100%          100%         100%         100%
                                                                    ================================================================
------------------------------------------------------------------------------------------------------------------------------------

(1) Refer to "MD&A - Alliant Energy Results of Operations" for a discussion of the 2002, 2001 and 2000 results of operations.
(2) Includes $25 million ($0.32 per diluted share) of net income from gains on sales of McLeod stock.
(3) Results reflect the recording of $54 million of pre-tax merger-related charges.
(4) Alliant Energy adjusts the carrying value of its investments in McLeod to its estimated fair value, pursuant to the applicable accounting rules. At December 31, 2002, 2001, 2000, 1999 and 1998, the carrying amount reflected an unrealized gain (loss) of approximately $1 million, ($13) million, $543 million, $1.1 billion and $291 million, respectively, with a net of tax increase (decrease) to common equity of $0.4 million, ($9) million, $317 million, $640 million and $170 million, respectively.
(5) Represents income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense.


IP&L                                              2002             2001             2000            1999            1998
----                                           -----------------------------------------------------------------------------
                                                                               (in thousands)

Operating revenues                              $1,211,608       $1,316,250       $1,234,007      $1,142,801     $1,162,819
Earnings available for common stock                 88,015           94,656           99,724          93,896         77,278
Cash dividends declared on common stock             81,790           80,340           80,339         120,509         27,612
Total assets                                     2,738,406        2,426,314        2,524,802       2,415,068      2,446,315
Long-term obligations, net                         902,243          922,941          792,323         836,486        872,517


Alliant Energy is the sole common shareowner of all 13,370,788 shares of IP&L's common stock outstanding. As such, earnings per share data is not disclosed herein. The 1998 financial results reflect the recording of $31 million of pre-tax merger-related charges.


WP&L                                               2002            2001            2000             1999           1998
----                                           ------------------------------------------------------------------------------
                                                                              (in thousands)
Operating revenues                                $972,078         $965,353        $862,381         $752,505       $731,448
Earnings available for common stock                 77,614           70,180          68,126           67,520         32,264
Cash dividends declared on common stock             59,645           60,449           --              58,353         58,341
Total assets                                     1,984,597        1,875,800       1,857,024        1,766,135      1,685,150
Long-term obligations, net                         523,308          523,183         569,309          471,648        471,554


Alliant Energy is the sole common shareowner of all 13,236,601 shares of WP&L's common stock outstanding. As such, earnings per share data is not disclosed herein. The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: factors listed in "Other Matters - Other Future Considerations;" weather effects on sales and revenues; economic and political conditions in Alliant Energy's domestic and international service territories; federal, state and international regulatory or governmental actions, including the ability to obtain adequate and timely rate relief, including recovery of operating costs and earning reasonable rates of return, and to pay expected levels of dividends; Alliant Energy's proposed asset divestitures at expected values and on expected timelines; unanticipated construction and acquisition expenditures; issues related to the supply of purchased electricity and price thereof including the ability to recover purchased-power and fuel costs through rates; risks related to the operations of Alliant Energy's nuclear facilities; costs associated with Alliant Energy's environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy's ability to implement its strategic plan; improved results from Alliant Energy's Brazil investments and no material adverse changes in the rates allowed by the Brazilian regulators; improved performance by Alliant Energy's other non-regulated businesses as a whole; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy's investments; continued access to the capital markets; Alliant Energy's ability to continue cost controls and operational efficiencies; Alliant Energy's ability to identify and successfully complete proposed acquisitions and development projects; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; and changes in the rate of inflation. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

                               STRATEGIC ACTIONS

In November 2002, Alliant Energy's Board of Directors approved five strategic actions designed to maintain a strong credit profile for Alliant Energy, strengthen its balance sheet and position Alliant Energy for improved long-term financial performance. The five strategic actions, which signaled a shift to less aggressive growth targets driven primarily by Alliant Energy's utility operations, included:

1. A commitment to pursue the sale of, or other exit strategies for, a number of non-regulated businesses, including Alliant Energy's oil and gas (Whiting), Australian (including Southern Hydro) and affordable housing businesses. For accounting purposes, such businesses have been classified as available for sale, and the operating results of these businesses have been separately classified and reported as discontinued operations, in Alliant Energy's Consolidated Financial Statements. Alliant Energy anticipates strengthening its liquidity position by up to $800 million to $1 billion from reductions in consolidated debt and increasing its cash and temporary cash investment balances as a result of these transactions.
     The amount of proceeds ultimately received from these divestitures, and the timing of the completion of the transactions, are subject to a variety of factors, including the transaction structures Alliant Energy utilizes to exit these businesses. In January 2003, Alliant Energy also decided to sell SmartEnergy which was classified as held and used, and its operating results were included in continuing operations, in Alliant Energy's Consolidated Financial Statements. Refer to Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion.
2. A reduction in Alliant Energy's targeted annual common stock divided from $2.00 per share to $1.00 per share, effective with the dividend declared and paid in the first quarter of 2003.
3. Reductions in Alliant Energy's aggregated anticipated 2002 and 2003 construction and acquisition expenditures by approximately $400 million.
4. A plan to raise approximately $200 to $300 million of common equity in 2003, dependent on market conditions. Alliant Energy expects to direct the majority of the proceeds towards additional capital investments in its regulated domestic utilities.
5. The implementation of additional cost control measures to be accomplished through Alliant Energy's new Six Sigma program, the operation of its new enterprise resource planning system that was placed in service in October 2002 and by a heightened focus on operating its domestic utility business in a manner that aligns operating expenses with the revenues granted in its various rate filings.

Alliant Energy is continuing in its efforts to implement these strategic actions. Refer to "Other Matters - Other Future Considerations - Asset Sales" for discussion of an agreement Alliant Energy recently entered into related to the sale of its Australian business.

                         RATES AND REGULATORY MATTERS

Overview - Alliant Energy has two primary utility subsidiaries, IP&L and
--------
WP&L. IP&L was formed as a result of the merger of IPC with and into IESU effective Jan. 1, 2002. WP&L has one utility subsidiary, South Beloit.

As a public utility holding company with significant utility assets, Alliant Energy competes in an ever-changing utility industry. Electric energy generation, transmission and distribution are in a period of fundamental change resulting from legislative, regulatory, economic and technological changes. These changes impact competition in the electric wholesale and retail markets as customers of electric utilities are being offered alternative suppliers. Such competitive pressures could result in electric utilities losing customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing), which would be borne by security holders if the costs cannot be recovered from customers.

Alliant Energy's utility subsidiaries are currently subject to regulation by FERC, and state regulation in Iowa, Wisconsin, Minnesota and Illinois. FERC regulates competition in the electric wholesale power generation market and each state regulates whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition. Alliant Energy cannot predict the timing of a restructured electric industry or the impact on its financial condition or results of operations but does believe it is well-positioned to compete in a deregulated competitive market. Although Alliant Energy ultimately believes that the electric industry will be deregulated, the pace of deregulation in its primary retail electric service territories has been delayed due to more recent developments in the industry.

Certain Recent Developments - In July 2002, FERC issued a notice of proposed
---------------------------
rules intended to standardize the wholesale electric market, which has generated significant industry discussion. Although Alliant Energy believes that standardization of the wholesale electric market is appropriate and would benefit market participants, there may be significant changes to the proposed rules before they are adopted. Therefore, Alliant Energy cannot determine the impact the final rules will have on its results of operations or financial condition.

Alliant Energy's merger-related price freezes expired in April 2002 in all of its primary domestic utility jurisdictions and it is currently addressing the recovery of its utility cost increases through numerous rate filings. WP&L has received final orders in two of its rate cases and IP&L and WP&L currently have four other rate cases pending. Details of these rate cases are as follows (dollars in millions):

                                                                                                      Expected
                                                    Interim     Interim      Final      Final          Final
               Utility    Filing      Increase     Increase    Effective   Increase    Effective      Effective
    Case        Type       Date       Requested   Granted (1)     Date      Granted      Date           Date        Notes
-------------- ------- -------------- ----------- ------------ ----------- ---------- ----------- ----------------- -------
WP&L:
  2002 retail  E/G/W     Aug. 2001        $104          $49    April 2002      $82    Sept. 2002        N/A          (2)
  2003 retail  E/G/W     May 2002          101          TBD       TBD          TBD       TBD         April 2003
  2004 retail  E/G/W    March 2003          65          TBD       TBD          TBD       TBD         Jan. 2004
  Wholesale      E       Feb. 2002           6            6    April 2002        3    Jan. 2003         N/A          (3)
IP&L retail      E      March 2002          82           15    July 2002       TBD       TBD         June 2003       (4)
IP&L retail      G       July 2002          20           17    Oct. 2002       TBD       TBD         July 2003
                                      ----------- ------------             ----------
   Total                                  $378          $87                    $85
                                      =========== ============             ==========

(1) Interim rate relief is implemented, subject to refund, pending determination of final rates.
(2) In its September 2002 final order, the PSCW increased the authorized return on common equity from 11.7% to 12.3%.
(3) In the fourth quarter of 2002, WP&L reached a settlement agreement with certain wholesale customers for an annual increase of $3 million and a refund of amounts previously collected in excess of the settlement. The settlement agreement was approved by FERC in January 2003. At Dec. 31, 2002, WP&L had reserved all amounts related to the anticipated refund.

(4) In accordance with the interim rate relief rules in Iowa, IP&L only requested interim rate relief of $22 million.

A significant portion of the rate increases included in the previous table reflect the recovery of anticipated increased costs incurred by IP&L and WP&L, or costs they expect to incur, thus the increase in revenues related to these cost increases would not result in a corresponding increase in income. IP&L, WP&L and South Beloit are currently in the process of determining what other rate case filings may be necessary in 2003.

WP&L's retail electric rates are based on annual forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. For 2001 and 2002, any collections in excess of costs incurred must be refunded, with interest. Accordingly, WP&L has established a reserve due to overcollection of past fuel and purchased-power costs and expects to refund such amount in 2003. The final ruling from the PSCW could result in an increase or decrease to the reserve that has been recorded.

The PSCW has issued new rules relating to the collection of fuel and purchased-power costs by Wisconsin utilities, including WP&L. The new rules and related procedures are intended, among other things, to significantly reduce regulatory lag for the utilities and customers related to the timing of the recovery of increased or decreased fuel and purchased-power costs. Purchased-power capacity costs will now be included in base rates. A process will also exist whereby the utilities can seek deferral treatment of capacity, transmission and emergency costs between base rate cases. The new rules are expected to be implemented for WP&L with its pending 2003 retail rate case.

In 2002, IP&L filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit which has not been reflected in IP&L's results of operations pending a decision from the IUB on the required rate making treatment of the benefit. There would be no material negative impact on IP&L's results of operations or financial position should the IUB and/or IRS reject IP&L's proposal.

                      ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Results of Operations section refer to earnings per diluted share. Refer to Note 1(a) of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the various components of Alliant Energy's business.

Alliant Energy Overview - Alliant Energy's EPS for 2002, 2001 and 2000 were
-----------------------
as follows:

                                                                            2002          2001         2000
                                                                          ----------    ---------    ----------
Income from continuing operations                                           $0.84         $1.57         $4.18
Income from discontinued operations                                          0.34          0.73          0.64
Cumulative effect of changes in accounting principle                          --          (0.16)         0.21
                                                                          ----------    ---------    ----------
Net income                                                                  $1.18         $2.14         $5.03
                                                                          ==========    =========    ==========

Income from continuing operations in 2002 and 2001 included $0.46 per share and $0.26 per share, respectively, of valuation charges incurred in its non-regulated businesses. Income from continuing operations in 2000 included $2.37 per share of non-cash income related to Alliant Energy's adoption of SFAS 133. In addition to the higher valuation charges, the lower 2002 income from continuing operations was primarily the result of lower earnings from Alliant Energy's non-regulated businesses. This was primarily due to a net loss of $47 million from Alliant Energy's Brazil investments in 2002, compared to a net loss of $24 million in 2001, lower earnings from Alliant Energy's Mass Marketing business and higher interest expense. Improved results from Alliant Energy's China and New Zealand businesses partially offset the lower non-regulated results. Income from Alliant Energy's domestic utility business increased slightly in 2002 as higher electric and gas margins were largely offset by increased operating expenses and a higher effective income tax rate.

Domestic Electric Utility Margins - Electric margins and MWh sales for
---------------------------------
Alliant Energy were as follows (in thousands):

                                             Revenues and Costs                                     MWhs Sold
                            ------------------------------------------------------ --------------------------------------------
                               2002         2001        *        2000        **     2002     2001      *       2000      **
                            ------------ ------------ ------- ------------  ------ ------- --------- ------- --------- --------
Residential                     $626,947     $599,074   5%        $567,283    6%     7,616   7,344     4%       7,161    3%
Commercial                       376,365      373,145   1%         349,019    7%     5,542   5,464     1%       5,364    2%
Industrial                       526,804      543,471  (3%)        501,155    8%    12,297  12,469    (1%)     13,092   (5%)
                            ------------ ------------         ------------         ------- ---------         ---------
   Total from ultimate
      customers                1,530,116    1,515,690   1%       1,417,457    7%    25,455  25,277     1%      25,617   (1%)
Sales for resale                 160,335      184,507 (13%)        173,148    7%     4,805   4,936    (3%)      4,906    1%
Other                             62,083       56,359  10%          57,431   (2%)      197     168    17%         174   (3%)
                            ------------ ------------         ------------         ------- ---------         ---------
   Total revenues/sales        1,752,534    1,756,556  --        1,648,036    7%    30,457  30,381     --      30,697   (1%)
                                                                                   ======= =========         =========
Electric production
   fuels expense                 286,474      292,002  (2%)        271,073    8%
Purchased-power expense          362,501      403,166 (10%)        294,818   37%
                            ------------ ------------         ------------
   Margin                     $1,103,559   $1,061,388   4%      $1,082,145   (2%)
                            ============ ============         ============

* Reflects the percent change from 2001 to 2002. ** Reflects the percent change from 2000 to 2001.

To comply with FERC regulatory requirements governing transmission systems, WP&L transferred its transmission assets to ATC on Jan. 1, 2001, in exchange for cash and an equity ownership in ATC. The wheeling expenses from ATC included in electric margin in 2002 and 2001 were offset by equity income (WP&L accounts for its investment in ATC under the equity method), reduced other operation and maintenance expenses and lower depreciation expense, resulting in no significant net income impact due to the formation of ATC.
On a comparable basis, electric margin increased $42.2 million, or 4%, and $9.6 million, or 1%, for 2002 and 2001, respectively. The 2002 increase was primarily due to the impact of rate increases implemented in 2002, more favorable weather conditions, lower purchased-power and fuel costs and continued modest retail customer growth. These increases were partially offset by reduced energy conservation revenues (which were largely offset by lower energy conservation expense) and the impact of a sluggish economy. The 2001 increase was primarily due to lower purchased-power and fuel costs impacting margin, increased residential and commercial sales due to more favorable weather conditions in 2001 compared to 2000 and continued retail customer growth. These items were partially offset by $10 million of income recorded in 2000 for a change in estimate of WP&L's utility services rendered but unbilled at month-end due to the implementation of a refined estimation process and lower industrial sales, largely due to impacts of a slowing economy.

Gas Utility Margins - Gas margins and Dth sales for Alliant Energy were as
-------------------
follows (in thousands):

                                         Revenues and Costs                                       Dths Sold
                         ---------------------------------------------------- --------------------------------------------------
                            2002        2001        *        2000       **      2002       2001        *       2000       **
                         ----------- ----------- -------- ----------- ------- ---------- ---------- -------- ---------- --------
Residential                $218,746    $270,248    (19%)     $245,697   10%      30,931     29,580      5%       32,026    (8%)
Commercial                  111,343     141,121    (21%)      127,104   11%      19,348     18,055      7%       19,696    (8%)
Industrial                   25,177      31,262    (19%)       27,752   13%       5,373      5,344      1%        5,350    --
Transportation/other         38,720      45,246    (14%)       14,395  214%      47,386     48,539     (2%)      43,931    10%
                         ----------- -----------          -----------         ---------- ----------          ----------
   Total revenues/sales     393,986     487,877    (19%)      414,948   18%     103,038    101,518      1%      101,003     1%
                                                                              ========== ==========          ==========
Cost of utility gas sold    248,994     360,911    (31%)      278,734   29%
                         ----------- -----------          -----------
   Margin                  $144,992    $126,966     14%      $136,214   (7%)
                         =========== ===========          ===========

* Reflects the percent change from 2001 to 2002. ** Reflects the percent change from 2000 to 2001.

Gas revenues and cost of utility gas sold were unusually high in 2001 due to increased natural gas prices in the first half of 2001. Due to Alliant Energy's rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margin. Gas margin increased $18.0 million, or 14%, and decreased $9.2 million, or 7%, for 2002 and 2001, respectively. The 2002 increase was largely due to the impact of several rate increases implemented in 2002, improved results from WP&L's performance-based commodity cost recovery program (which are shared by ratepayers and shareowners), continued modest retail customer growth and the negative impact high gas prices in early 2001 had on gas consumption during that period. These increases were partially offset by reduced energy conservation revenues (which were largely offset by lower energy conservation expenses). The 2001 decrease was largely due to lower retail sales primarily related to the unusually high gas prices in early 2001 as some customers either chose alternative fuel sources or used less natural gas, the impact of the slowing economy and losses associated with performance-based commodity costs at WP&L. Alliant Energy realized pre-tax income of $0, $4.0 million and $2 million from weather hedges it had in place in 2002, 2001 and 2000, respectively, which is recorded in "Miscellaneous, net" in the Consolidated Statements of Income.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" for information relating to utility fuel and natural gas cost recovery. Refer to Note 2 of Alliant Energy's "Notes to Consolidated Financial Statements" and "Rates and Regulatory Matters" for discussion of various rate filings.

Non-regulated and Other Revenues - Details regarding Alliant Energy's
--------------------------------
non-regulated and other revenues are as follows (in millions):

                                      2002            2001            2000
                                  -------------   -------------   -------------
Integrated Services                     $259            $242            $172
International                            103              85              --
Mass Marketing                            47               7               1
Investments                               26              27              29
Other (includes eliminations)             27              19              15
                                  -------------   -------------   -------------
                                        $462            $380            $217
                                  =============   =============   =============

The 2002 Integrated Services increase was primarily due to higher natural gas sales, partially offset by decreased gas prices and lower energy services revenues. The increased International revenues for 2002 were primarily due to the 2001 acquisitions of additional combined heat and power facilities in China. Mass Marketing revenues for 2002 increased due to the fourth quarter 2001 acquisition of a controlling interest in SmartEnergy, an energy services company operating in competitive energy markets. The 2001 Integrated Services increase was primarily due to acquisitions in the third and fourth quarters of 2000 of various energy services businesses. The 2001 International increase resulted from the December 2000 change from the equity method of accounting to the consolidation method for an investment in China and the addition of five combined heat and power facilities to Alliant Energy's China portfolio during the fifteen months prior to Dec. 31, 2001.

Other Operating Expenses - Other operation and maintenance expenses were as
------------------------
follows (in millions):
                                      2002           2001            2000
                                  -------------  -------------   -------------
Utility                                 $555           $509           $497
Integrated Services                      242            229            158
International                             83             69              4
Mass Marketing                            57              8              2
Investments                               15             16             18
Other (includes eliminations)              5             (3)             8
                                  -------------  -------------  -------------
                                        $957           $828           $687
                                  =============  =============  =============

The 2002 utility increase was primarily due to increased fossil and nuclear generation, employee benefit and energy delivery expenses, partially offset by lower energy conservation expenses and decreased uncollectible customer account balances. Alliant Energy is addressing these cost increases in various utility rate proceedings that are currently pending. The 2001 utility increase was primarily due to higher transmission wheeling and other costs in Alliant Energy's energy delivery business unit, increased nuclear operating costs (partially due to a planned refueling outage at Kewaunee in 2001), higher uncollectible customer account balances largely due to the unusually high gas prices earlier in the year and higher costs in the generation business unit. These increases were partially offset by the impact of the formation of ATC earlier in 2001, as discussed in "Domestic Electric Utility Margins."

The Integrated Services, International and Mass Marketing variances were largely driven by the same factors impacting the revenue variances discussed previously. The Mass Marketing 2002 increase was also impacted by increases in the provisions for uncollectible accounts at SmartEnergy in 2002. Charges of $5 million and $2 million are included in "Other" in 2002 and 2001, respectively, for cancelled generation projects in Alliant Energy's Non-regulated Generation business unit. The 2001 Integrated Services increase was partially offset by a one-time charge of $4 million related to a loss on a contract in 2000.

Depreciation and amortization expense increased $8.0 million and $5.9 million in 2002 and 2001, respectively. Contributing to both increases were utility property additions, acquisitions at the non-regulated businesses and increased regulatory and software amortizations. Increased earnings on the WP&L nuclear decommissioning trust fund also contributed to the 2002 increase. The 2002 increase was partially offset by lower expenses due to: a decrease of $14 million from implementation of lower depreciation rates at IP&L on Jan. 1, 2002, resulting from an updated depreciation study; lower decommissioning expense based on reduced retail funding levels at WP&L; and the elimination of $5 million of goodwill amortization expense in compliance with new accounting rules effective in 2002. The 2001 increase was partially offset by the impact of the formation of ATC in 2001, as discussed in "Domestic Electric Utility Margins," and lower earnings on the WP&L nuclear decommissioning trust fund. The accounting for earnings on the nuclear decommissioning trust fund results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded through depreciation expense at WP&L.

Taxes other than income taxes increased $2.1 million and $4.4 million in 2002 and 2001, respectively, primarily due to increased property taxes in 2002 and increased gross receipts and payroll taxes in 2001.

Interest Expense and Other - Interest expense increased $0.9 million and
--------------------------
$17.5 million in 2002 and 2001, respectively. Both increases were impacted by higher non-regulated borrowings, partially offset by the impact of lower interest rates on Alliant Energy's variable rate borrowings. The 2002 increase was also partially offset by lower short-term debt borrowings at the Alliant Energy parent level, largely due to the impact of proceeds received in November 2001 from a common equity offering.

Alliant Energy recorded income tax and associated interest income of $0.13 per share in 2001 related to a ruling in a tax refund case. The federal government decided in the fourth quarter of 2001 not to pursue the ruling in favor of Alliant Energy by the U.S. Court of Appeals for the 8th Circuit dealing with capital losses disallowed under audit by the IRS and certain related deductions. An additional potential refund of approximately $14 million, plus interest, remains a contested issue in this case. Alliant Energy cannot offer any assurance it will be successful in obtaining this additional refund and has not recognized any income for the potential additional refund.

Equity income (loss) from Alliant Energy's unconsolidated investments was as follows (in millions):
                                      2002           2001            2000
                                  -------------  --------------  -------------
ATC (began operations 1/01)             $14            $15             $--
New Zealand                               4             --               3
China*                                    2              2               1
Cargill-Alliant (sold in 2002)            1              7              15
Synfuel (began operations 5/02)         (13)            --              --
Brazil                                  (23)            (4)              3
Other                                     2             (1)             (3)
                                  -------------  -------------   -------------
                                       ($13)           $19             $19
                                  =============  =============   =============

* Majority of investments are accounted for under the consolidation method.

Equity income from unconsolidated investments decreased $32 million in 2002. The differences in income from New Zealand during the three years were largely due to the 2001 results being depressed because of drought conditions. The lower earnings in 2002 and 2001 at Cargill-Alliant were impacted by fewer weather-related trading opportunities and less volatile market prices. Refer to "Liquidity and Capital Resources - Sales of Non-strategic Assets" for discussion relating to Alliant Energy's sale of this investment in 2002. In the second quarter of 2002, Synfuel, a direct subsidiary of Resources, purchased an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in "Income taxes" in Alliant Energy's Consolidated Statements of Income. The lower 2002 results from the Brazil investments were largely due to losses incurred by Alliant Energy's investment in a gas-fired generating plant, charges incurred in 2002 related to the recovery of the impacts of rationing and other prior costs and higher interest expense. The loss from the generating plant was due to the impact of a significant decline in the currency rates associated with the debt issued to finance the plant and a depressed wholesale energy market in 2002. Increased electric sales volumes in 2002 compared to 2001, largely due to the impacts of the drought-driven rationing program that was in place for approximately seven months in 2001 compared to only two months in 2002, partially offset the lower Brazil earnings. The 2001 Brazil results included a charge related to the impacts of a settlement reached between the Brazilian government and the distribution companies on the economic resolution of various cost recovery issues.

Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" for discussion of the asset valuation charges recorded by Alliant Energy in 2002 related to its McLeod available-for-sale securities.

On July 1, 2000, Alliant Energy adopted SFAS 133 for its consolidated entities. Related to the adoption, Alliant Energy recorded a $321.3 million pre-tax gain from the designation of a portion of Alliant Energy's McLeod holdings as trading securities. This gain related to the unrealized appreciation in value of approximately 27% of Alliant Energy's McLeod holdings that were designated as trading as of the adoption date.

Miscellaneous, net income decreased $12.7 million and $26.7 million in 2002 and 2001, respectively. The 2002 decrease was due to the recording of pre-tax asset valuation charges of $10 million and $9 million related to Alliant Energy's Energy Technologies and Enermetrix investments, respectively, lower interest income (the 2001 results included $10 million from tax settlements), a pre-tax goodwill impairment charge of $7 million at SmartEnergy and gains from asset sales realized in 2001. These decreases were partially offset by lower pre-tax, non-cash SFAS 133 valuation charges of $29 million, related to the net change in the value of the McLeod trading securities and the derivative component of Resources' exchangeable senior notes, and increased earnings on WP&L's nuclear decommissioning trust fund. The 2001 decrease was largely due to higher pre-tax, non-cash SFAS 133 valuation charges of $33 million related to the net change in the value of the McLeod trading securities and the derivative component of Resources' exchangeable senior notes, reduced nuclear decommissioning trust fund earnings and lower gains from asset sales. These decreases were partially offset by higher interest income, including the $10 million from tax settlements in 2001. Alliant Energy realized $0, $4 million and $2 million of income from weather hedges in 2002, 2001 and 2000, respectively.

Refer to Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information related to the exchangeable senior notes embedded derivative, the McLeod trading securities and the cumulative effect of changes in accounting principle.

Income Taxes - The effective income tax rates for Alliant Energy's continuing
------------
operations were 30.5%, 27.6% and 40.1% in 2002, 2001 and 2000, respectively. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information.

Income from Discontinued Operations - The 2002 decrease of $28 million in
-----------------------------------
income from discontinued operations was largely due to lower earnings from Alliant Energy's oil and gas (Whiting) business due to lower prices, higher operating expenses and lower gains from dispositions of oil and gas properties in 2002 compared to 2001. Tax adjustments recorded in 2002 related to Alliant Energy's decision to sell its Australian (Southern Hydro) and affordable housing businesses also contributed to the lower income. The 2002 decrease was partially offset by higher oil and gas sales volumes at Whiting and higher earnings from Southern Hydro due to increased generation and sales of renewable energy credits earned through the generation of hydropower. The 2001 increase in income was largely due to non-cash SFAS 133 income in 2001 related to the valuation of electricity derivatives at Southern Hydro and higher earnings from Whiting which resulted from higher gas prices earlier in 2001, increased oil and gas sales volumes and income from a reduction in the estimated dismantlement cost of an offshore oil and gas platform. The 2001 increase was partially offset by approximately $16 million of income from gains on the sale of 1.3 million shares of McLeod in 2000 by Alliant Energy's affordable housing business. Refer to Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion of Alliant Energy's discontinued operations.

                          IP&L RESULTS OF OPERATIONS

Overview - IP&L's earnings available for common stock decreased $6.6 million
--------
and $5.1 million in 2002 and 2001, respectively. The 2002 decrease was primarily due to increased operating expenses, a higher effective income tax rate and lower interest income, partially offset by higher electric and gas margins. The 2001 decrease was primarily due to increased operating expenses and lower electric and gas margins, partially offset by a lower effective income tax rate and higher interest income.

Electric Utility Margins - Electric margins and MWh sales for IP&L were as
------------------------
follows (in thousands):

                                            Revenues and Costs                                    MWhs Sold
                            ---------------------------------------------------  ---------------------------------------------
                              2002        2001         *       2000       **      2002      2001       *      2000       **
                            ---------- ------------ -------- ---------- -------  -------- --------- -------- --------  -------
Residential                   $355,072   $350,946       1%    $337,615    4%       4,184     4,026     4%       4,010   --
Commercial                     229,639    234,876      (2%)    221,820    6%       3,392     3,342     1%       3,333   --
Industrial                     315,494    335,680      (6%)    311,070    8%       7,843     7,931    (1%)      8,404   (6%)
                            ---------- ------------          ----------          -------- ---------          --------
   Total from ultimate
      customers                900,205    921,502      (2%)    870,505    6%      15,419    15,299     1%      15,747   (3%)
Sales for resale                34,513     53,320     (35%)     57,433   (7%)      1,151     1,412   (18%)      1,678  (16%)
Other                           30,136     28,284       7%      27,907    1%         103       107    (4%)        111   (4%)
                            ---------- ------------          ----------          -------- ---------          --------
   Total revenues/sales        964,854  1,003,106      (4%)    955,845    5%      16,673    16,818    (1%)     17,536   (4%)
                                                                                 ======== =========          ========
Electric production
   fuels expense               153,982    171,280     (10%)    157,865    8%
Purchased-power expense        145,292    185,860     (22%)    147,879   26%
                            ---------- ------------          ----------
   Margin                     $665,580   $645,966       3%    $650,101   (1%)
                            ========== ============          ==========

* Reflects the percent change from 2001 to 2002. ** Reflects the percent change from 2000 to 2001.

Electric margin increased $19.6 million, or 3%, and decreased $4.1 million, or 1%, for 2002 and 2001, respectively. The 2002 increase was primarily due to the impact of the interim retail rate increase, lower purchased-power capacity costs, more favorable weather conditions and continued modest retail customer growth. These increases were partially offset by reduced energy conservation revenues of $10 million and the impacts of a sluggish economy. The 2001 decrease was primarily due to reduced energy conservation revenues of $5 million and lower sales largely due to impacts of a slowing economy, partially offset by decreased purchased-power capacity costs and continued retail customer growth. For both 2002 and 2001, the reduced energy conservation revenues were largely offset by lower energy conservation expenses.

Gas Utility Margins - Gas margins and Dth sales for IP&L were as follows (in
-------------------
thousands):

                                       Revenues and Costs                                  Dths Sold
                        -------------------------------------------------- -------------------------------------------
                          2002       2001        *        2000       **      2002     2001      *      2000      **
                        ---------- ---------- -------- ----------- ------- --------- -------- ------- -------- -------
Residential               $124,237   $162,575   (24%)    $149,493    9%      18,068   17,826    1%     19,257   (7%)
Commercial                  61,222     82,463   (26%)      72,592   14%      10,774   10,483    3%     11,101   (6%)
Industrial                  18,197     22,355   (19%)      19,171   17%       4,070    4,147   (2%)     3,874    7%
Transportation/other        11,239     13,621   (17%)       8,540   59%      28,814   31,673   (9%)    30,251    5%
                        ---------- ----------          -----------         --------- --------         --------
   Total revenues/sales    214,895    281,014   (24%)     249,796   12%      61,726   64,129   (4%)    64,483   (1%)
                                                                           ========= ========         ========
Cost of gas sold           138,875    207,088   (33%)     171,603   21%
                        ---------- ----------          -----------
   Margin                  $76,020    $73,926     3%      $78,193   (5%)
                        ========== ==========          ===========

* Reflects the percent change from 2001 to 2002. ** Reflects the percent change from 2000 to 2001.

Gas revenues and cost of gas sold were unusually high in 2001 due to the increased natural gas prices in the first half of 2001. Such fluctuations alone had no impact on IP&L's gas margin given its rate recovery mechanism for gas costs. Gas margin increased $2.1 million, or 3%, and decreased $4.3 million, or 5%, for 2002 and 2001, respectively. The 2002 increase was primarily due to the impact of the interim retail rate increase and the negative impact high gas prices in early 2001 had on gas consumption during that period, partially offset by reduced energy conservation revenues of $4 million. The 2001 decrease was largely due to lower retail sales primarily related to unusually high gas prices earlier in 2001 as some customers either chose alternative fuel sources or used less natural gas, the impact of the slowing economy and reduced energy conservation revenues. For both 2002 and 2001, the reduced energy conservation revenues were largely offset by lower energy conservation expenses.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" for information relating to utility fuel and natural gas cost recovery. Refer to Note 2 of Alliant Energy's "Notes to Consolidated Financial Statements" and "Rates and Regulatory Matters" for discussion of IP&L's rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$16.6 million and $14.2 million for 2002 and 2001, respectively. The 2002 increase was primarily due to increased fossil and nuclear generation, employee benefit and energy delivery expenses. These increases were partially offset by lower energy conservation expenses of $11 million and decreased uncollectible customer account balances. The 2001 increase was primarily due to higher transmission wheeling and other energy delivery costs, fossil and nuclear generation costs and uncollectible customer account balances largely due to the unusually high gas prices earlier in 2001 and a downturn in the economy. These increases were partially offset by one-time fees in 2000 related to the transfer from the MAPP reliability region to the MAIN region and a decrease of $3 million in energy conservation expenses.

Depreciation and amortization expenses decreased $2.4 million and increased $5.0 million for 2002 and 2001, respectively. The 2002 decrease was primarily due to a $14 million reduction in depreciation expense from implementation of lower depreciation rates on Jan. 1, 2002, resulting from an updated depreciation study, largely offset by property additions. The 2001 increase was primarily due to property additions and amortization of software.

Interest Expense and Other - Miscellaneous, net income decreased $3.9 million
--------------------------
and increased $6.0 million for 2002 and 2001, respectively, primarily due to higher interest income in 2001 and income from weather hedges in 2001. IP&L realized $5 million and $4 million in interest income from tax settlements in 2001 and 2000, respectively. The 2002 decrease was partially offset by higher income from sales of non-commodity products and services.

Income Taxes - The effective income tax rates were 40.7%, 35.1% and 38.7% in
------------
2002, 2001 and 2000, respectively. Refer to Note 5 of IP&L's "Notes to Consolidated Financial Statements" for additional information.

                          WP&L RESULTS OF OPERATIONS

Overview - WP&L's earnings available for common stock increased $7.4 million
--------
and $2.1 million in 2002 and 2001, respectively. The 2002 increase was primarily due to higher electric and gas margins, partially offset by increased operating expenses. The 2001 increase was primarily due to higher electric margins and a lower effective income tax rate, partially offset by increased operating expenses and lower gas margins.

Electric Utility Margins - Electric margins and MWh sales for WP&L were as
------------------------
follows (in thousands):

                                            Revenues and Costs                                  MWhs Sold
                            --------------------------------------------------- -------------------------------------------
                              2002        2001       *        2000       **      2002     2001      *      2000       **
                            ---------- ----------- ------- ----------- -------- -------- -------- ------- --------  -------
Residential                  $271,875    $248,128   10%      $229,668     8%      3,432    3,318     3%     3,151     5%
Commercial                    146,726     138,269    6%       127,199     9%      2,150    2,122     1%     2,031     4%
Industrial                    211,310     207,791    2%       190,085     9%      4,454    4,538    (2%)    4,688    (3%)
                            ---------- -----------         -----------          -------- --------          -------
   Total from ultimate
      customers               629,911     594,188    6%       546,952     9%     10,036    9,978     1%     9,870     1%
Sales for resale              125,822     131,187   (4%)      115,715    13%      3,654    3,524     4%     3,228     9%
Other                          31,947      28,075   14%        29,524    (5%)        94       61    54%        63    (3%)
                            ---------- -----------         -----------          -------- --------          -------
   Total revenues/sales       787,680     753,450    5%       692,191     9%     13,784   13,563     2%    13,161     3%
                                                                                ======== ========          =======
Electric production
   fuels expense              132,492     120,722   10%       113,208     7%
Purchased-power expense       217,209     217,306    --       146,939    48%
                            ---------- -----------         -----------
   Margin                    $437,979    $415,422    5%      $432,044    (4%)
                            ========== ===========         ===========

* Reflects the percent change from 2001 to 2002. ** Reflects the percent change from 2000 to 2001.

Due to the formation of ATC on Jan. 1, 2001, the wheeling expenses from ATC included in electric margin in 2002 and 2001 were offset by equity income (WP&L accounts for its investment in ATC under the equity method), reduced other operation and maintenance expenses and lower depreciation expense, resulting in no significant net income impact due to the formation of ATC.
On a comparable basis, electric margin increased $22.6 million, or 5%, and $13.8 million, or 3%, during 2002 and 2001, respectively. The 2002 increase was primarily due to the implementation of various rate increases in 2002, continued modest retail customer growth and more favorable weather conditions in 2002 compared to 2001, partially offset by the sluggish economy. The 2001 increase was primarily due to lower purchased-power and fuel costs impacting margin, increased residential and commercial sales due to more favorable weather conditions in 2001 compared to 2000 and continued retail customer growth. These items were partially offset by $10 million of income recorded in 2000 for a change in estimate of utility services rendered but unbilled at month-end due to the implementation of a refined estimation process and lower industrial sales, largely due to impacts of a slowing economy.

Gas Utility Margins - Gas margins and Dth sales for WP&L were as follows (in
-------------------
thousands):

                                       Revenues and Costs                                   Dths Sold
                        -------------------------------------------------- --------------------------------------------
                          2002       2001        *        2000      **       2002     2001      *      2000      **
                        --------- ----------- --------- --------- -------- --------- -------- ------- -------- --------
Residential              $94,509    $107,673    (12%)    $96,204     12%     12,863   11,754      9%   12,769     (8%)
Commercial                50,121      58,658    (15%)     54,512      8%      8,574    7,572     13%    8,595    (12%)
Industrial                 6,980       8,907    (22%)      8,581      4%      1,303    1,197      9%    1,476    (19%)
Transportation/other      27,481      31,625    (13%)      5,855    440%     18,572   16,866     10%   13,680     23%
                        --------- -----------           ---------          --------- --------         --------
   Total revenues/sales  179,091     206,863    (13%)    165,152     25%     41,312   37,389     10%   36,520      2%
                                                                           ========= ========         ========
Cost of gas sold         110,119     153,823    (28%)    107,131     44%
                        --------- -----------           ---------
   Margin                $68,972     $53,040     30%     $58,021     (9%)
                        ========= ===========           =========

* Reflects the percent change from 2001 to 2002. ** Reflects the percent change from 2000 to 2001.

Gas revenues and cost of gas sold were unusually high in 2001 due to the large increase in natural gas prices in the first half of 2001. Due to WP&L's rate recovery mechanisms for gas costs, these increases alone had little impact on gas margin. Gas margin increased $15.9 million, or 30%, and decreased $5.0 million, or 9%, during 2002 and 2001, respectively. The 2002 increase was largely due to the implementation of a rate increase in 2002, improved results from WP&L's performance-based commodity cost recovery program, continued modest retail customer growth and the negative impact high gas prices in early 2001 had on gas consumption during that period. The 2001 decrease was largely due to lower retail sales primarily related to unusually high gas prices earlier in 2001 as some customers either chose alternative fuel sources or used less natural gas, the impact of the slowing economy and lower results from WP&L's performance-based commodity cost recovery program.

Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" for information relating to utility fuel and natural gas cost recovery. Refer to Note 2 of Alliant Energy's "Notes to Consolidated Financial Statements" and "Rates and Regulatory Matters" for discussion of WP&L's rate filings.

Other Operating Expenses - Due to the formation of ATC in 2001, WP&L incurred
------------------------
$10 million of operation and maintenance expenses in 2000 that were not incurred in 2001. On a comparable basis, other operation and maintenance expenses increased $29.2 million and $7.6 million for 2002 and 2001, respectively. The 2002 increase was largely due to higher fossil generation, employee benefit, energy conservation, and energy delivery expenses. The 2001 increase was primarily due to higher nuclear operating costs (partially due to a planned refueling outage at Kewaunee in the fourth quarter of 2001), higher uncollectible customer account balances largely due to the unusually high gas prices earlier in the year and higher other administrative and general costs. These items were partially offset by decreased fossil plant maintenance expenses.

Depreciation and amortization expenses increased $7.1 million and decreased $10.8 million for 2002 and 2001, respectively. The 2002 increase was largely due to higher regulatory and software amortizations. Increased earnings on the nuclear decommissioning trust fund were largely offset by lower decommissioning expense based on reduced retail funding levels. The 2001 decrease was primarily due to the impact of the formation of ATC and decreased earnings on the nuclear decommissioning trust fund, partially offset by increased expense due to property additions. The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Interest income is increased for earnings on the trust fund, which is offset in depreciation expense.

Taxes other than income taxes increased $3.3 million for 2001 due to increased gross receipts and payroll taxes.

Interest Expense and Other - Interest expense decreased $3.3 million in 2002
--------------------------
due to lower average interest rates on the outstanding borrowings. Interest income increased $13.5 million and decreased $5.0 million in 2002 and 2001, respectively, due to differences in earnings on the nuclear decommissioning trust fund. Equity income from unconsolidated investments increased $15.0 million in 2001, largely due to ATC beginning operations on Jan. 1, 2001. Miscellaneous, net income decreased $7.3 million in 2002 primarily due to lower income from sales of non-commodity products and services and income realized from weather hedges in 2001.

Income Taxes - The effective income tax rates were 35.6%, 35.9% and 37.5% in
------------
2002, 2001 and 2000, respectively. Refer to Note 5 of WP&L's "Notes to Consolidated Financial Statements" for additional information.

                        LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy's recent and proposed financing activities have
--------
been and will be undertaken against a backdrop of increased market concerns about general economic conditions and corporate governance issues as well as risks associated with particular sectors of the economy, including the energy industry. As a result of these factors, capital markets have become more restrictive. The commercial paper market, for example, has become more limited for many companies in terms of the amounts of available capital and the corresponding maturities. Medium- and long-term debt markets have become sensitive to increased credit ratings volatility and to a heightened perception of liquidity risk in the energy sector. As a result, investors have become more selective and have differentiated among otherwise comparable issuers in a way that has made the financing process more challenging. In response to these changing market conditions, Alliant Energy is working closely with its financial advisors and others to access the capital it needs to operate its businesses. Based on its strong cash flows coupled with actions Alliant Energy expects to take to strengthen its balance sheet, Alliant Energy currently believes it will be able to secure the capital it requires to implement its refined strategic plan. Alliant Energy believes its ability to secure additional capital will be significantly enhanced by the completion of the actions addressed in "Strategic Actions," including the divestiture of selected businesses.

Alliant Energy's capital requirements are primarily attributable to its utility subsidiaries' construction and acquisition programs, Resources' acquisition and investment opportunities and its debt maturities. Alliant Energy's utility subsidiaries anticipate financing their construction expenditures, including new electric generation facilities, during 2003-2005 through internally generated funds supplemented, when necessary, by outside financing. Funding for Resources' acquisition and investment expenditures over that same period of time is expected to be accomplished with a combination of external financings, sales of assets and internally generated funds.

In 2001, Alliant Energy and Resources received SEC approval for their ongoing program of external financing, credit support arrangements and other related proposals for the period through Dec. 31, 2004. Among other things, the approval authorized Alliant Energy directly or through financing subsidiaries to issue common and preferred stock, unsecured long-term debt securities and other equity-linked securities up to an amount of $1.5 billion; to provide guarantees and credit support for obligations of its subsidiaries up to an amount of $3 billion; to enter into hedging transactions to manage interest rate costs and risk exposure; and to increase its aggregate investment limit in EWGs and FUCOs to 100% of consolidated retained earnings. The approval, among other things, also authorized Resources to provide guarantees and credit support for obligations of non-utility subsidiaries up to an amount of $600 million outstanding at any one time and to spend up to $800 million to construct or acquire energy assets that are incidental to the energy marketing and oil and gas productions of its subsidiaries. Alliant Energy's ability to undertake any such financings contemplated by the SEC's order is dependent on its ability to access the capital markets as described above.

Cash Flows - Selected information from Alliant Energy's, IP&L's and WP&L's
----------
Consolidated Statements of Cash Flows was as follows (in thousands):

                                      Alliant Energy                            IP&L                                WP&L
                            ----------------------------------  ---------------------------------  --------------------------------
Cash flows from (used for):    2002       2001        2000         2002        2001        2000        2002        2001      2000
                            ----------------------------------  ---------------------------------  --------------------------------
 Operating activities        $544,040   $426,111    $393,090     $250,430   $305,948    $267,564    $223,750   $135,886   $174,060
 Financing activities          84,090    170,525     513,063        6,286   (102,086)    (77,716)    (27,685)   (19,176)       987
 Investing activities        (632,658)  (656,262)   (869,253)    (250,727)  (203,838)   (189,862)   (187,795)  (116,832)  (174,880)


In 2002, Alliant Energy's cash flows from operating activities increased primarily due to changes in working capital; cash flows from financing activities decreased primarily due to proceeds from the issuance of common stock in 2001, partially offset by a net increase in the amount of preferred stock outstanding at IP&L; and cash flows used for investing activities decreased primarily due to lower construction and acquisition expenditures partially offset by proceeds received in 2001 from the transfer of WP&L's transmission assets to ATC. In 2001, Alliant Energy's cash flows from financing activities decreased primarily due to net changes in amount of debt issued and retired, partially offset by proceeds from the issuance of common stock in 2001; and cash flows used for investing activities decreased primarily due to lower non-regulated investments.

In 2002, IP&L's cash flows from operating activities decreased primarily due to changes in working capital; cash flows used for financing activities decreased due to a net increase in the amount of preferred stock outstanding and a capital contribution of $60 million by Alliant Energy; and cash flows used for investing activities increased due to increased levels of construction expenditures. In 2001, IP&L's cash flows from operating activities increased primarily due to changes in working capital; cash flows used for financing activities increased due to the net changes in the amount of debt issued and retired; and cash flows used for investing activities increased due to higher levels of construction expenditures. In 2002, WP&L's cash flows from operating activities increased due to changes in working capital; and cash flows used for investing activities increased primarily due to proceeds received from the transfer of WP&L's transmission assets to ATC in 2001. In 2001, WP&L's cash flows from operating activities decreased due to changes in working capital; cash flows used for financing activities increased due to common stock dividends paid in 2001 as no dividends were declared in 2000 due to management of WP&L's capital structure, partially offset by a capital contribution of $35 million by Alliant Energy and changes in debt issued and retired; cash flows used for investing activities decreased in 2001 primarily due to proceeds received from the transfer of WP&L's transmission assets to ATC.

Common Equity - In November 2002, Alliant Energy announced its intentions to
-------------
raise approximately $200 million to $300 million of common equity in 2003, dependent on market conditions. The proceeds are expected to be used to fund the Power Iowa initiative and other regulated domestic utility needs. The PSCW has indicated it will require an additional equity infusion by Alliant Energy into WP&L during 2003. Alliant Energy anticipates the final PSCW order, which is expected to be issued in the second quarter of 2003, will also include a customer refund provision if the timing and/or amount of the equity infusion differs from the assumptions included in the WP&L rate case.

Preferred Stock - In September 2002, IP&L redeemed all of its then
---------------
outstanding shares of preferred stock at an aggregate redemption price of $58.3 million. In December 2002, IP&L issued six million shares of preferred stock at $25.00 per share in a private placement. IP&L used the net proceeds of approximately $145 million to repay its short-term debt and for general corporate purposes, including to fund capital expenditures and to repay other debt.

Debt - In June 2002, Alliant Energy received approval (through Dec. 31, 2004)
----
from the SEC to issue and sell up to an aggregate amount of $1 billion of short-term debt outstanding at any one time and to guarantee borrowings by Resources in an aggregate amount that would not exceed $700 million at any one time in addition to its other guarantee authority. In addition, IP&L received SEC approval to issue short-term debt in a principal amount which would not at any one time exceed $300 million. Alliant Energy discontinued the use of its utility money pool in 2002 and WP&L and IP&L are now meeting any short-term borrowing needs by issuing commercial paper and borrowing on bank lines of credit, respectively.

Alliant Energy and its subsidiaries are party to various credit facilities and other borrowing arrangements, some of which are summarized below. In addition to the specific covenants detailed below under the 364-day revolving credit agreements, Alliant Energy's facilities and borrowing arrangements contain various customary terms and conditions, including required capitalization, net worth and interest coverage requirements, maintenance requirements related to bonded property and cross-default provisions. At Dec. 31, 2002, Alliant Energy and its subsidiaries were in compliance with the financial ratios and covenant requirements under their respective credit facilities and borrowing arrangements. The aggregate borrowing capacity under short-term credit agreements of Alliant Energy and its subsidiaries at Dec. 31, 2002 was $845 million. At Dec. 31, 2002, the total amount borrowed under these facilities was $281 million leaving unused capacity of $564 million. In addition, Resources had a $250 million standby credit facility at Dec. 31, 2002 as discussed below. There are no borrowings currently outstanding under such facility. Alliant Energy also had $28 million of short-term borrowings outstanding at Dec. 31, 2002 related to various generation projects in China.

In October 2002, Alliant Energy completed the syndication of three 364-day revolving credit facilities totaling $915 million, available for direct borrowing or to support commercial paper, which replaced the former facilities that totaled $900 million in borrowing availability. The three facilities consist of a $565 million facility for Alliant Energy (at the parent company level), which was reduced to $450 million at the end of 2002, a $200 million facility for IP&L and a $150 million facility for WP&L. Availability under the Alliant Energy credit facility will be further reduced by the proceeds of asset sales in excess of 5% of Alliant Energy's consolidated assets in any 12-month period commencing October 2002 and up to $50 million from the proceeds of an issuance of equity securities in excess of $300 million. These new credit facility agreements contain various covenants, including the following:

          Covenant Description                  Covenant Requirement        Status at Dec. 31, 2002
------------------------------------------    -------------------------    --------------------------
Alliant Energy:
   Consolidated debt-to-capital ratio *       Less than 65%                          59.6%
   Consolidated net worth *                   At least $1.4 billion              $1.8 billion
   EBITDA interest coverage ratio *           At least 2.5x                          3.6x
IP&L debt-to-capital ratio                    Less than 58%                          47.9%
WP&L debt-to-capital ratio                    Less than 58%                          40.7%


* In compliance with the agreements, results of discontinued operations have been included in the covenant calculations.

The debt component of the capital ratios includes long- and short-term debt (excluding trade payables), capital lease obligations, letters of credit and guarantees of the foregoing and unfunded vested benefits under pension plans. The equity component excludes accumulated other comprehensive income
(loss). Alliant Energy is also subject to a PUHCA requirement whereby Alliant Energy's common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy's common equity ratio as of Dec. 31, 2002, as computed under such requirement, was 35.8%.

In December 2002, Resources secured a 364-day $250 million standby credit facility. Designed as a bridge to enhance Alliant Energy's short-term liquidity position until it receives the expected proceeds from the assets it plans to sell in 2003, the availability under the facility is reduced by amounts realized on such asset sales. At Dec. 31, 2002, there were no borrowings outstanding under this credit facility. Also in December 2002, Whiting finalized a secured revolving $200 million credit facility which will mature in December 2005. At Dec. 31, 2002, Whiting had $185 million of borrowings outstanding under this facility at an interest rate of 3.63%, which was included in "Long-term debt" on Alliant Energy's Consolidated Balance Sheet.

Information regarding commercial paper and bank facility borrowings at Dec. 31, 2002 was as follows (dollars in millions):

                                            Alliant Energy (Parent)         WP&L
                                           --------------------------   -------------
Commercial paper outstanding                        $135.5                 $60.0
Weighted average maturity
   of commercial paper                              2 days                34 days
Discount rates on commercial paper                   1.95%                  1.6%
Bank facility borrowings                             $85.0                   --
Interest rates on bank facility borrowings         2.3-2.4%                  --


As a result of the Moody's downgrade of Alliant Energy's commercial paper in January 2003 to P-3, Alliant Energy's ability to issue commercial paper at the parent company level has been reduced, requiring greater reliance on bank lines. In addition to funding working capital needs, the availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. At Dec. 31, 2002, IP&L and WP&L were authorized by the applicable federal or state regulatory agencies to issue short-term debt of $180 million and $240 million, respectively. The $240 million borrowing authority for WP&L includes $85 million for general corporate purposes, an additional $100 million should WP&L no longer sell its utility receivables and an additional $55 million should WP&L need to repurchase its variable rate demand bonds.

In December 2002, Resources issued $300 million of 9.75% senior notes due 2013 in a private placement. The notes are unconditionally guaranteed by Alliant Energy. Resources used the proceeds to repay short-term debt.

At Dec. 31, 2002, Alliant Energy, IP&L and WP&L had $783 million, $175 million and $255 million, respectively, of long-term debt that will mature prior to Dec. 31, 2007. The $783 million at Alliant Energy represents long-term debt maturities of $47 million in 2003, $106 million in 2004, $337 million in 2005, $68 million in 2006 and $225 million in 2007. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

Refer to "Construction and Acquisition Expenditures" for information regarding a credit facility Resources entered into in February 2003 relating to the purchase of a non-regulated power plant. Refer to Note 8 of the "Notes to Consolidated Financial Statements" for additional information on short- and long-term debt.

Credit Ratings and Balance Sheet - Access to the long- and short-term capital
--------------------------------
and credit markets, and costs of external financing, are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain strong credit ratings and to strengthen its balance sheet. Refer to "Strategic Actions" for a discussion of specific actions being taken in this regard. Although Alliant Energy believes such actions will enable it to strengthen its balance sheet and maintain strong credit ratings, no assurance can be given that it will be able to maintain its existing credit ratings. If Alliant Energy's credit ratings are downgraded in the future, then Alliant Energy's borrowing costs may increase and its access to capital markets may be limited. If access to capital markets becomes significantly constrained, then Alliant Energy's results of operations and financial condition could be materially adversely affected.
In December 2002 and January 2003, Standard & Poor's and Moody's, respectively, issued revised credit ratings as follows (long-term debt ratings only apply to senior debt):

                                                          Standard & Poor's          Moody's
                                                         ---------------------    --------------
IP&L                     Secured long-term debt                   A-                   A3
                         Unsecured long-term debt                BBB                  Baa1
                         Commercial paper                        A-2                   P-2
                         Corporate                               BBB+                 Baa1
WP&L                     Secured long-term debt                   A                    A1
                         Unsecured long-term debt                BBB+                  A2
                         Commercial paper                        A-2                   P-1
                         Corporate                                A-                   A2
Resources (a)            Unsecured long-term debt                BBB                  Baa3
                         Commercial paper                        A-2                   P-3
                         Corporate                               BBB+                 Baa3
Alliant Energy           Unsecured long-term debt                BBB                Not rated
                         Commercial paper                        A-2                   P-3
                         Corporate                               BBB+               Not rated

All Entities             Outlook                               Negative              Stable


(a)  Resources' debt is fully and unconditionally guaranteed by Alliant
     Energy.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries
----------------
is not subject to any repayment requirements as a result of credit rating downgrades or so-called "ratings triggers." However, certain lease agreements do contain such ratings triggers. The threshold for these triggers varies among the applicable leases. If the payments were accelerated under all the affected leases it would result in accelerated payments of approximately $45 million. In addition, the amount of proceeds available to IP&L and WP&L from their sale of utility customer accounts receivable programs could be reduced in the aggregate by approximately $20 million in the event of certain credit rating downgrades at the Alliant Energy parent company level. Alliant Energy and its subsidiaries are also parties to various agreements, including purchased-power agreements, fuel contracts and corporate guarantees that may be deemed to be in default in the event of certain credit rating downgrades. In the event of such a default, Alliant Energy or its subsidiaries may be able to cure the default in a number of ways, including posting letters of credit equal to the amount of the exposure, unwinding the contract or paying the obligation.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy's "Notes to
---------------------------
Consolidated Financial Statements" for information on Alliant Energy's sale of accounts receivable program.

Off-Balance Sheet Arrangements - Alliant Energy utilizes synthetic leases to
------------------------------
finance its corporate headquarters, corporate aircraft, certain utility railcars and a utility radio dispatch system. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Several of Alliant Energy's synthetic leases involve the use of unconsolidated structured finance or variable interest entities. Alliant Energy has guarantees outstanding related to the residual value of these synthetic leases. Alliant Energy does not currently anticipate entering into any additional synthetic leases. Alliant Energy also uses variable interest entities for its utility sale of accounts receivable program whereby IP&L and WP&L use proceeds from the sale of the accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term interest rates and finance a portion of their long-term cash needs. The sale of accounts receivables generates a significant amount of short-term financing for IP&L and WP&L. If this financing alternative were not available, IP&L and WP&L anticipate they would have enough short-term borrowing capacity to compensate. Refer to "Ratings Triggers" for the impact of credit rating downgrades on Alliant Energy and its subsidiaries related to these synthetic leases and accounts receivable sales program.

Beginning in the third quarter of 2003, under FIN 46 it is reasonably possible that Alliant Energy could be considered the primary beneficiary of certain variable interest entities utilized for its synthetic lease financings and receivable sales program and could be required to consolidate the operating results and associated assets and liabilities of the variable interest entities in its financial statements. Alliant Energy is in the process of evaluating the potential impacts of FIN 46. Alliant Energy is also currently evaluating the structure of its synthetic leases and receivable sales program to determine if these structures can be modified to qualify for off-balance sheet treatment under FIN 46.

Contractual Obligations - Alliant Energy's long-term contractual cash
-----------------------
obligations as of Dec. 31, 2002 were as follows (in millions):


                                           2003      2004     2005     2006     2007   Thereafter    Total
                                          -------- --------- ------- --------- ------- ------------ ---------
Long-term debt  (Note 8) and
   capital lease obligations  (Note 3)       $62     $122      $347    $104     $227      $2,303     $3,165
Operating leases  (Note 3)                    45       76        95      99      123         384        822
Purchase obligations  (Note 11(b))           286      110        68      30       18          27        539
                                          -------- --------- ------- --------- ------- ------------ ---------
                                            $393     $308      $510    $233     $368      $2,714     $4,526
                                          ======== ========= ======= ========= ======= ============ =========

IP&L's long-term contractual cash obligations as of Dec. 31, 2002 were as follows (in millions):
                                           2003      2004     2005     2006     2007   Thereafter    Total
                                          -------- --------- ------- --------- ------- ------------ ---------
Long-term debt  (Note 8) and
   capital lease obligations  (Note 3)       $20      $16       $13     $96     $109        $663       $917
Operating leases  (Note 3)                     9        7        10       3        3          33         65
Purchase obligations  (Note 11(b))            99       25        14       6        4          --        148
                                          -------- --------- ------- --------- ------- ------------ ---------
                                            $128      $48       $37    $105     $116        $696     $1,130
                                          ======== ========= ======= ========= ======= ============ =========

WP&L's long-term contractual cash obligations as of Dec. 31, 2002 were as follows (in millions):
                                           2003      2004     2005     2006     2007   Thereafter    Total
                                          -------- --------- ------- --------- ------- ------------ ---------
Long-term debt  (Note 8)                     $--      $62       $88     $--     $105        $269       $524
Operating leases  (Note 3)                    27       61        75      76       76         335        650
Purchase obligations  (Note 11(b))            86       47        26      15       15          27        216
                                          -------- --------- ------- --------- ------- ------------ ---------
                                            $113     $170      $189     $91     $196        $631     $1,390
                                          ======== ========= ======= ========= ======= ============ =========

At Dec. 31, 2002, long-term debt and capital lease obligations as noted in the previous tables were included on the respective Consolidated Balance Sheets. In addition, at Dec. 31, 2002, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the tables. Operating leases and purchase obligations are amounts committed under contract which were not recorded on the respective Consolidated Balance Sheets at Dec. 31, 2002, in accordance with GAAP. Purchase obligations represent normal business contracts used to ensure adequate purchased-power, coal and natural gas supplies and to minimize exposure to market price fluctuations. In connection with Alliant Energy's, IP&L's and WP&L's construction and acquisition programs, they also enter into commitments related to such programs on an ongoing basis.

Sales of Non-strategic Assets - In the third quarter of 2002, Alliant Energy
-----------------------------
completed the sale of its 50% ownership interest in its Cargill-Alliant electricity-trading joint venture to Cargill. The sale proceeds were approximately $19.3 million, the book value of Alliant Energy's share of the joint venture. As noted earlier, the strategic actions currently being executed by Alliant Energy will focus on additional potential sales of non-strategic assets, among other items. Refer to "Strategic Actions," "Other Matters - Other Future Considerations" and Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional discussion on the potential impact of future asset sales.

Credit Risk - Credit risk is inherent in Alliant Energy's operations and
-----------
relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

Environmental - Alliant Energy's pollution abatement programs are subject to
-------------
continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

Alliant Energy's facilities are subject to state and federal requirements of the CAA, including meeting ambient air quality standards. As a result of a new rate-of-progress rule developed by the Wisconsin DNR, and based on existing technology, Alliant Energy estimates the total aggregate capital investments necessary by WP&L to comply with the new rules will be approximately $19 million in 2003 through 2007. Alliant Energy is also currently addressing various other potential federal and state environmental rulemakings and activities, including: 1) proposed revisions to the Wisconsin Administrative Code concerning the amount of heat that WP&L's generating stations can discharge into Wisconsin waters which could have a significant impact on WP&L's operation of its Wisconsin generating facilities; 2) potential new rules that may be pursued by the EPA and the states in the Alliant Energy service territory related to various air emissions; 3) the multiple requests WP&L has received from the EPA related to the historical operation of WP&L's major coal-fired generating units, which requests have been the precursor to penalties and additional capital requirements in some cases involving similar requests to other electric generating facilities; 4) the New Source Review reforms published by the EPA in December 2002; 5) several other legislative and regulatory proposals regarding the control of emissions of air pollutants and greenhouse gases from a variety of sources, including generating facilities; and 6) the July 2002 request from the Wisconsin DNR that WP&L submit a written plan for facility closure of the Rock River Generating Station landfill and clean-up of its support ponds and all areas where coal combustion waste is present. Alliant Energy cannot presently predict the final outcome of these proposals or actions, but believes that required capital investments and/or modifications resulting from them could be significant. Alliant Energy believes that prudent expenses incurred by IP&L and WP&L likely would be recovered in rates from its customers.

Refer to Note 11(e) of the "Notes to Consolidated Financial
Statements" for further discussion of environmental matters.

Construction and Acquisition Expenditures - Capital expenditures, investments
-----------------------------------------
and financing plans are continually reviewed, approved and updated as part of Alliant Energy's ongoing strategic planning and annual budgeting processes.
In addition, material capital expenditures and investments are subject to a rigorous cross-functional review prior to approval. Changes in Alliant Energy's anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, the level of Alliant Energy's profitability, Alliant Energy's desire to maintain strong credit ratings and reasonable capitalization ratios, variations in sales, changing market conditions and new opportunities. As noted in "Strategic Actions," Alliant Energy recently reduced its anticipated construction and acquisition expenditure levels in order to strengthen its balance sheet. Alliant Energy believes its capital control processes adequately reduce the risks associated with large capital expenditures and investments.

Alliant Energy currently anticipates construction and acquisition expenditures as follows (in millions):

                                                                2003        2004-2005
                                                            -------------  -------------
Domestic utility:
   IP&L utility infrastructure and reliability investments       $230            $560
   IP&L Power Iowa program*                                       220              80
   WP&L utility infrastructure and reliability investments        160             410
Non-regulated domestic generation                                 130              10
Other non-regulated business development                           80              70
                                                            -------------  -------------
        Total from continuing operations                          820           1,130
Discontinued operations                                            80              --
                                                            -------------  -------------
        Total                                                    $900          $1,130
                                                            =============  =============

* Excludes approximately $109 million in 2003 for potential purchase of turbines and related equipment from affiliates.

Alliant Energy has not entered into contractual commitments relating to the majority of its anticipated capital expenditures. As a result, Alliant Energy does have discretion as to the eventual level of capital expenditures incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors.

In September 2002, the IUB approved a settlement agreement establishing advance rate making principles for the proposed 500 MW natural gas-fired plant IP&L plans to construct in Mason City, Iowa as part of its Power Iowa initiative to develop new electric generation capacity in Iowa. The settlement establishes, among other things, a set depreciation period whereby IP&L is ensured of recovering the estimated $400 million cost of its investment over 28 years based on a fixed 12.23% return on the common equity component. In January 2003, the IUB approved IP&L's siting certificate for the Mason City plant and construction began. The plant is scheduled to be in service prior to the 2004 summer peak demand.

Given the status of the current non-regulated generation market, Alliant Energy's initial investments in this market will focus on facilities with underlying long-term purchased-power agreements. While Alliant Energy believes there are excellent acquisition opportunities in the existing non-regulated generation market, it will continue to be patient, prudent and diligent in its pursuit of such opportunities. Consistent with this approach, in February 2003, Resources announced the purchase of a 309 MW, non-regulated, natural gas-fired power plant in Wisconsin for $109 million, which Resources financed with a $73 million 8-year secured credit facility, which is non-recourse to Alliant Energy. At Feb. 28, 2003, Resources had $60 million of borrowings outstanding under this facility, at an interest rate of approximately 5%, and an $11 million letter of credit related to a purchased-power agreement. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through June 2008.

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

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, utility customer accounts receivable sale program and variable-rate leasing agreements. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes on interest rates. Alliant Energy also uses interest rate swap and interest rate forward agreements to assist in the management of its interest exposure. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy's results of operations and financial condition. Assuming no change in Alliant Energy's, IP&L's and WP&L's consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2003 than in 2002, interest expense and pre-tax earnings would increase (decrease) by approximately $9.4 million, $1.5 million and $2.5 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy's, IP&L's and WP&L's consolidated variable-rate debt held, the amount outstanding under the utility customer accounts receivable sale program and variable-rate lease balances at Dec. 31, 2002.

Commodity Risk - Non-trading - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity and natural gas products it markets. Alliant Energy employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various commodity derivatives. Alliant Energy's exposure to commodity price risks in its utility business is significantly mitigated by the current rate making structures in place for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Refer to Note 1(j) of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion.

WP&L periodically utilizes gas commodity derivative instruments to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The gas commodity swaps in place approximate the forecasted storage withdrawal plan during this period. Therefore, market price fluctuations that result in an increase or decrease in the value of the physical commodity are substantially offset by changes in the value of the gas commodity swaps. To the extent actual storage withdrawals vary from forecasted withdrawals, WP&L has physical commodity price exposure. A 10% increase (decrease) in the price of gas would not have a significant impact on the combined fair market value of the gas in storage and related swap arrangements in place at Dec. 31, 2002. IP&L also utilizes natural gas commodity derivative instruments to mitigate the risk of rising prices.
Since the IUB allows for the prudently incurred costs associated with these instruments and the underlying supply of natural gas to be recovered from ratepayers, IP&L does not have significant natural gas commodity risk exposure.

Whiting, currently accounted for as a discontinued operation, is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. Whiting periodically utilizes oil and gas swaps, costless collars and long-term delivery contracts to mitigate the impact of oil and gas price fluctuations. Historically, Alliant Energy has hedged or contracted approximately 50% of its oil and gas volumes. The actual level of hedging or contracting utilized is based on management's assessment of the prudency of hedging given current market conditions and other factors and is reviewed on an ongoing basis. Based on Whiting's estimated oil and gas sales in 2003, and the hedging and delivery contracts outstanding for such period, a sustained 10% increase (decrease) in oil and gas prices would impact Alliant Energy's pre-tax 2003 earnings by approximately $9.9 million.

Southern Hydro, currently accounted for as a discontinued operation, owns and operates hydroelectric generation facilities in the state of Victoria in Australia. These generation facilities operate as peaking units. Under the rules of the Australian market, Southern Hydro must sell all of its production into a spot market in which the price changes every five minutes and is set on the average of each half hour. Electricity prices in this market can and have been very volatile. In order to manage the electricity commodity price risk associated with anticipated sales into the spot market, Southern Hydro enters into a variety of electricity derivative contracts with terms of up to five years. The value of these derivative instruments can change significantly as a result of changes in forward electricity prices. These instruments do not qualify for hedge accounting under SFAS 133. Accordingly, per GAAP, changes in the fair value of these derivatives, which are non-cash valuation adjustments, must be reported in Southern Hydro's earnings. Alliant Energy believes Southern Hydro's ownership of the physical generating facilities that are not marked-to-market, combined with the electricity derivative contracts, act as an economic hedge to volatile electricity prices, such that Southern Hydro's net economic exposure to volatile electricity prices over the next five years is managed within reasonable limits. Southern Hydro manages market risks inherent in its business through established derivative trading and risk management policies and tools. The principal tool utilized in managing the risks associated with volatile prices is a five to 40-day Earnings-at-Risk (EAR) model which calculates EAR to a 95% confidence level. At December 31, 2002, the estimated EAR for Southern Hydro for expected earnings in 2003 was approximately $0.9 million.

Equity Price Risk - IP&L and WP&L maintain trust funds to fund their anticipated nuclear decommissioning costs. At Dec. 31, 2002 and 2001, these funds were invested primarily in domestic equity and debt instruments. Fluctuations in equity prices or interest rates will not affect Alliant Energy's consolidated results of operations as such fluctuations are recorded in equally offsetting amounts of investment income and depreciation (WP&L) or interest (IP&L) expense when they are realized. In 2001, WP&L entered into a four-year hedge on equity assets in its nuclear decommissioning trust fund. Refer to Note 10(c) of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion.

Currency Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At Dec. 31, 2002, Alliant Energy had a cumulative foreign currency translation loss, net of any tax benefits realized, of $165 million, which related to decreases in value of the Brazil real of $152 million, New Zealand dollar of $11 million and Australian dollar of $2 million in relation to the U.S. dollar. This loss is recorded in "Accumulated other comprehensive loss" on Alliant Energy's Consolidated Balance Sheets. Based on Alliant Energy's investments at Dec. 31, 2002, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Australia, Brazil, China and New Zealand would result in a corresponding increase/decrease in the cumulative foreign currency translation loss of $57 million. Alliant Energy's equity income
(loss) from its foreign investments is also impacted by fluctuations in currency exchange rates. In addition, Alliant Energy has currency exchange risk associated with the debt issued to finance a thermal plant constructed by Alliant Energy and its Brazilian partners. In 2002, Alliant Energy recorded pre-tax charges of $6.5 million related to its share of the foreign currency transaction losses on such debt. Based on the loan balance and currency rates at Dec. 31, 2002, a 10% change in the currency rates would result in a $1.9 million after-tax increase (decrease) in net income.

Refer to Notes 1(n) and 10 of Alliant Energy's "Notes to Consolidated Financial Statements" for further discussion of Alliant Energy's derivative financial instruments.

Accounting Pronouncements - On Oct. 25, 2002, the EITF reached a consensus on
-------------------------
EITF Issue 02-3. Alliant Energy's natural gas trading business, NG Energy Trading, LLC (NG Energy), is impacted by EITF Issue 02-3, which requires that all sales of energy and the related cost of energy purchased under contracts that meet the definition of energy trading contracts under EITF Issue 98-10 and that are derivatives under SFAS 133 must be reflected on a net basis in the income statement for all periods presented. Under the guidance of EITF Issue 98-10, Alliant Energy reported its energy trading contracts and related gas in storage at fair market value, and reported related revenues and expenses on a gross basis in the income statement. EITF Issue 02-3 also rescinded EITF Issue 98-10 on a prospective basis. Accordingly, any new contracts entered into after Oct. 25, 2002 must be reported on a historical cost basis rather than at fair market value unless the contract meets the definition of a derivative under SFAS 133. Alliant Energy adopted EITF Issue 02-3 on Jan. 1, 2003 for all contracts that were in place and storage gas acquired prior to Oct. 25, 2002, and will reclassify prior period trading contracts on a net basis in the income statement for 2003. The impact of transitioning from reporting inventory and existing contracts that are not derivatives under SFAS 133 at fair value to historical cost will be reported in net income in the first quarter of 2003 and is not expected to be material due to the relatively small size of the NG Energy business. Had Alliant Energy presented its trading activities in the income statement on a net basis rather than a gross basis, for 2002, 2001 and 2000, "Non-regulated and other" revenues and "Other operation and maintenance" expenses would have both decreased $125 million, $49 million and $9 million, respectively, with no impact on net income.

In November 2002, the FASB issued FIN 45 which requires disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after Dec. 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after Dec. 15, 2002. Alliant Energy does not anticipate FIN 45 will have a material impact on its financial condition or results of operations. Refer to Note 11(d) of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information on guarantees.

In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities. FIN 46 requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Alliant Energy will apply the provisions of FIN 46 prospectively for all variable interest entities created after Jan. 31, 2003. For variable interest entities created before Jan. 31, 2003, Alliant Energy will be required to consolidate all entities in which it is a primary beneficiary beginning in the third quarter of 2003. It is reasonably possible the implementation of FIN 46 will require that certain variable interest entities be included on Alliant Energy's Consolidated Balance Sheets. Refer to Notes 3 and 4 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information on variable interest entities related to synthetic leases and the utility customer accounts receivable sale program, respectively.

SFAS 143, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets, was effective Jan. 1, 2003. SFAS 143 requires that the present value of retirement costs for which Alliant Energy has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. The adoption of SFAS 143 will have no impact on IP&L's and WP&L's earnings, as the effects will be offset by the establishment of regulatory assets or liabilities pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation."

Alliant Energy has completed a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 as it relates to Alliant Energy primarily includes decommissioning costs for DAEC and Kewaunee. It also applies to a smaller extent to several other regulated and non-regulated assets including, but not limited to, active ash landfills, water intake facilities, underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities. Other than DAEC and Kewaunee, Alliant Energy's asset retirement obligations as of Jan. 1, 2003 are not significant.

Prior to January 2003, IP&L and WP&L recorded nuclear decommissioning charges in accumulated depreciation on their Consolidated Balance Sheets. Upon adoption of SFAS 143, IP&L and WP&L will reverse approximately $125 million and $175 million, respectively, previously recorded in accumulated depreciation and will record liabilities of approximately $250 million and $175 million, respectively. The difference between amounts previously recorded and the net SFAS 143 liability will be deferred as a regulatory asset and is expected to approximate $125 million and $0 for IP&L and WP&L, respectively.

IP&L and WP&L have previously recognized removal costs as a component of depreciation expense and accumulated depreciation for other non-nuclear assets in accordance with regulatory rate recovery. As of Dec. 31, 2002, IP&L and WP&L estimate that they have approximately $250 million and $150 million, respectively, of such regulatory liabilities recorded in "Accumulated depreciation" on their Consolidated Balance Sheets.

In 2001,  the FASB  issued  SFAS 144,  "Accounting  for the  Impairment  or
Disposal of Long-Lived Assets" which replaced SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 also applies to discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of their carrying amount or the fair value less cost to sell, and that no depreciation, depletion and amortization shall be recorded while an asset is classified as held for sale. Discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a planned disposal transaction that is probable of being completed within one year. If the criteria to classify operations as held for sale are subsequently no longer met, the assets classified as held for sale shall be reclassified as held and used in the period the held for sale criteria are no longer met. Alliant Energy adopted SFAS 144 on January 1, 2002. Refer to Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information about Alliant Energy's application of SFAS 144 in the fourth quarter of 2002 as relates to various assets it is planning to sell.

Alliant Energy does not expect the various other new accounting pronouncements not mentioned above that were effective in 2002 to have a material impact on Alliant Energy's results of operations or financial condition.

Critical Accounting Policies - Based on historical experience and various
----------------------------
other factors, Alliant Energy believes the policies identified below are critical to its business and the understanding of its results of operations as they require critical estimates be made based on the assumptions and judgment of management. The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingencies. The results of these estimates and judgments form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments. Alliant Energy's management has discussed these critical accounting policies with the Audit Committee of its Board of Directors. Refer to Note 1 of Alliant Energy's "Notes to Consolidated Financial Statements" for a discussion of Alliant Energy's accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

Regulatory Assets and Liabilities - Alliant Energy's domestic utility business is regulated by various federal and state regulatory agencies. As a result, the regulated utilities qualify for the application of SFAS 71. SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between GAAP and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

Alliant Energy's utility subsidiaries recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy's regulatory assets and liabilities. Alliant Energy periodically assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on
Alliant Energy's results of operations.   Refer to Note 1(c) of Alliant
Energy's "Notes to Consolidated Financial Statements" for further discussion.

Asset Valuations -
Long-Lived Assets - Alliant Energy's Consolidated Balance Sheets include
-----------------
significant long-lived assets, which are not subject to recovery under SFAS
71. As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Many of these assets are the result of capital investments which have been made in recent years and have not yet reached a mature life cycle. Alliant Energy assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy's use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

Alliant Energy has made payments of $156 million for turbines and related generation equipment at Dec. 31, 2002 and has also entered into commitments for an additional $84 million. Alliant Energy expects to utilize approximately $124 million of such equipment in its first Power Iowa generation project and is currently reviewing various other potential generation projects to utilize the remaining $116 million of equipment. As a result, Alliant Energy has assessed the recoverability of the $116 million equipment cost compared to the future anticipated cash flows from the generation projects under review. The future anticipated cash flows is a significant estimate. Alliant Energy has no current intentions to sell any of this equipment. If a decision was made to sell such equipment, the recoverability of the equipment cost would be assessed by comparing the future anticipated sales proceeds to the carrying value of the equipment.

Investments - Alliant Energy's Consolidated Balance Sheets include
-----------
investments in several available-for-sale securities accounted for in accordance with SFAS 115. Alliant Energy monitors any unrealized losses from such investments to determine if the loss is considered to be a temporary or permanent decline. The determination as to whether the investment is temporarily versus permanently impaired requires considerable judgment. When the investment is considered permanently impaired, the previously recorded unrealized loss would be recorded directly to the income statement as a realized loss. Alliant Energy incurred pre-tax valuation charges under the provisions of SFAS 115 of $27 million and $10 million related to its McLeod and Energy Technologies investments, respectively, in 2002. Alliant Energy's Consolidated Balance Sheets also contain various other investments that are evaluated for recoverability when indicators of impairment may exist.

Resources holds a non-controlling interest in five Brazilian electric utility companies accounted for under the equity method of accounting. The recoverability of these equity method investments is assessed by comparing the future anticipated local currency cash flows from these investments and the carrying value of these investments. The future anticipated cash flows currently include anticipated periodic distributions that, when aggregated, exceed the carrying value of these investments. The future anticipated cash flows represents a significant estimate. The $214 million carrying value of Alliant Energy's Brazil investments has been reduced by $210 million of pre-tax cumulative foreign currency translation losses. The net of tax balance of $152 million has been recorded in "Accumulated other comprehensive loss" on Alliant Energy's Consolidated Balance Sheet at Dec. 31, 2002. Cumulative foreign currency translation losses are reflected in Alliant Energy's results of operations only if the related investment is sold or substantially liquidated. If Alliant Energy would decide to exit these Brazil investments in the future, the recoverability of these equity method investments would be assessed by comparing the future anticipated sales proceeds to the carrying value. Alliant Energy has no current intention of exiting these Brazil investments.

Resources' investment in Mexico consists of a loan receivable (including accrued interest income) from a Mexican development company. The loan accrues interest at 8.75% and is secured by the undeveloped land of the resort community. Repayment of the loan principal and interest will be based on a portion of the proceeds from the sales of real estate in the resort community and therefore is dependent on the successful development of the project and the ability to sell real estate. The recoverability of this loan receivable is currently assessed by comparing the fair value of the undeveloped land of the resort community used to secure the loan and the carrying value of the loan including accrued interest income. Based on an independent appraisal that indicated the fair value of the collateral was less than the loan balance plus accrued interest, Alliant Energy recorded a valuation allowance of approximately $7 million in the second quarter of 2002 and ceased accruing interest income on the loan. Based on an updated independent appraisal, Alliant Energy reversed the valuation allowance in the fourth quarter of 2002 and resumed accruing interest income on the loan. The fair value of such collateral is a significant estimate. Refer to Note 9 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information concerning Alliant Energy's investments in Brazil and Mexico.

Alliant Energy announced its intentions to sell various businesses in November 2002 and is currently accounting for them as assets held for sale and discontinued operations. The estimated sales proceeds, less costs to sell, for each business exceeded the carrying value of each business as of Dec. 31, 2002. Alliant Energy will continue to monitor the estimated sales proceeds of its assets held for sale as they relate to the respective carrying values. Refer to Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information.

Goodwill - As a result of the adoption of SFAS 142, "Goodwill and Other
--------
Intangible Assets," on Jan. 1, 2002, Alliant Energy is required to evaluate its goodwill for impairment at least annually and more frequently when indicators of impairment may exist. At Dec. 31, 2002, Alliant Energy had $66 million of net goodwill (including $41 million, $10 million and $9 million within its Cogenex, China and SmartEnergy reporting units, respectively) on its Consolidated Balance Sheet. If the fair value of a reporting unit is less than its carrying value, including goodwill, a goodwill impairment charge may be necessary. Alliant Energy estimates the fair value of its reporting units utilizing a combination of market value indicators and the expected discounted future cash flows. This process requires the use of significant management estimates and judgments regarding cash flow assumptions from future sales, operating costs and discount rates over an indefinite life. Alliant Energy's cash flow assumptions are derived using a combination of historical trends, internal budgets, strategic plans and other market information. Each reporting unit is evaluated separately based on the nature of its operations and therefore the assumptions vary by reporting unit relative to its applicable circumstances. To determine its discount rates, Alliant Energy utilizes the capital asset pricing model which is based upon market comparables adjusted for company-specific risk. In the event market comparables are not available, Alliant Energy utilizes expected industry returns based upon published information. In the fourth quarter of 2002, Alliant Energy recorded a pre-tax goodwill impairment charge related to SmartEnergy of $7 million.

Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, volatility in a portion of natural gas sales volumes due to weather and to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. To account for these derivative instruments in accordance with the applicable accounting rules, Alliant Energy must determine the fair value of its derivatives. In accordance with SFAS 133, the fair value of all derivative instruments are recognized as either assets or liabilities in the balance sheet with the changes in their value recognized in earnings for the non-regulated businesses, unless specific hedge accounting criteria are met. For IP&L and WP&L, changes in the derivatives fair values are generally recorded as regulatory assets or liabilities. If an established, quoted market exists for the underlying commodity of the derivative instrument, Alliant Energy uses the quoted market price to value the derivative instrument. For other derivatives, Alliant Energy estimates the value based upon other quoted prices or acceptable valuation methods. Alliant Energy also reviews the nature of its contracts for the purchase and sale of non-financial assets to assess whether the contracts meet the definition of a derivative and the requirements to follow hedge accounting as allowed by the applicable accounting rules. The determination of derivative status and valuations involves considerable judgment.

The majority of Alliant Energy's derivative transactions are in its regulated domestic utility business and based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair market values of such derivatives generally have no impact on Alliant Energy's results of operations. Alliant Energy does have an embedded derivative within its exchangeable senior notes that is impacted by the value of McLeod stock. Changes in the fair value of this derivative impact Alliant Energy's results of operations and the changes did have a material impact on Alliant Energy's 2001 results of operations. However, given a significant decline in the value of the McLeod stock, Alliant Energy does not expect changes in the fair value of this derivative to have a material impact on Alliant Energy's results of operations in the foreseeable future. In addition, Alliant Energy has a small investment in a gas trading business. Such business accounted for all of its trading transactions under EITF Issue 98-10 through 2002 and adopted the provisions of EITF Issue 02-3 on Jan. 1, 2003 (and for new transactions after Oct. 25, 2002). However, due to the insignificant size of this business, Alliant Energy does not expect this accounting change to have a material impact on Alliant Energy's results of operations in the future.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy's utility operations. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily generation volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various estimates, thus significant changes in the estimates could have a material impact on Alliant Energy's results of operations.

Accounting for Pensions - Alliant Energy accounts for pensions under SFAS 87, "Employers' Accounting for Pensions." Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity's pension liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension costs. Alliant Energy's assumptions are supported by historical data and reasonable projections and are reviewed annually with an outside actuary firm and an investment consulting firm. As of Dec. 31, 2002, Alliant Energy was using a 6.75% discount rate and a 9% annual rate of return on investments. In selecting an assumed discount rate, Alliant Energy reviews various corporate Aa bond indices. The 9% annual rate of return is consistent with Alliant Energy's historical returns and is based on projected long-term equity and bond returns, maturities and asset allocations. A 100 basis point change in the discount rate would result in approximate changes of $79 million and $7 million in Alliant Energy's qualified pension benefit obligation and pension expense, respectively. A 100 basis point change in the rate of return would result in an approximate change of $4 million in qualified pension expense.

Other Future Considerations - In addition to items discussed earlier in MD&A,
---------------------------
the following items could impact Alliant Energy's future financial condition or results of operations:

Asset Sales - It is possible Alliant Energy could record material gains, losses, accounting adjustments or other charges and/or income related to its planned asset divestitures discussed in "Strategic Actions." Alliant Energy is not able to predict or estimate what such items may be at this time. Refer to Note 16 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information.

Alliant Energy announced in March 2003 that it entered into an agreement with New Zealand-based Meridian Energy Limited for the sale of Alliant Energy's Australian investment, primarily made up of Alliant Energy's ownership of Southern Hydro. The sale price will be approximately $350 million. This amount includes the repayment of approximately $145 million in debt in Australia. On an after-tax basis, the sale will result in net cash proceeds to Alliant Energy of approximately $165 million. The transaction is expected to close by the end of April 2003 and is subject to customary closing conditions.

Retirement Benefits - Alliant Energy's qualified pension and other postretirement benefit expenses for 2003 are currently expected to be approximately $18 million higher than in 2002, primarily due to unfavorable asset returns, a reduction in the discount rate used to value plan benefit obligations and expected increases in retiree medical costs. Alliant Energy will pursue the possible recovery of the utility portion of these cost increases, which represents a significant majority of the increase, in any rate filings it has in its various jurisdictions

Exchangeable Senior Notes - At Dec. 31, 2002, the carrying amount of the debt component of Resources' exchangeable senior notes was $40.1 million, consisting of the par value of $402.5 million, less unamortized debt discount of $362.4 million. The terms of the exchangeable senior notes require Resources to pay interest on the par value of the notes at 7.25% from February 2000 to February 2003, and at 2.5% thereafter until maturity in February 2030. As explained in Note 10(a) of Alliant Energy's "Notes to Consolidated Financial Statements," Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component which results in the recording of interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2002, interest expense on the notes was $13.2 million. Interest payments in excess of interest expense are recorded as a reduction of the carrying amount of the debt component. As a result of the higher interest payments for the first three years, the carrying amount of the debt component declined until it reached $37.8 million in February 2003, and then gradually increases over the next 27 years to the ultimate repayment amount of $402.5 million in 2030. Interest expense on the debt component of the notes will be $10.2 million in 2003, 2004 and 2005. If the existing McLeod shares would ever be cancelled, the notes would remain outstanding until maturity.

Enterprise Resource Planning (ERP) System - Alliant Energy implemented a new ERP system in October 2002 which will result in annual amortization expense of approximately $11 million for five years. Alliant Energy is seeking rate recovery of the utility portion of the amortized expenses which represents a significant majority of the amortized expenses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under "Other Matters - Market Risk Sensitive Instruments and Positions" in MD&A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS


Alliant Energy                                                                                      Page Number
--------------                                                                                      -----------
      Report of Management                                                                              57
      Independent Auditors' Report                                                                      58
      Consolidated Statements of Income for the Years Ended Dec. 31, 2002, 2001 and 2000                59
      Consolidated Balance Sheets as of Dec. 31, 2002 and 2001                                          60
      Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2002, 2001 and 2000            62
      Consolidated Statements of Capitalization as of Dec. 31, 2002 and 2001                            63
      Consolidated Statements of Changes in Common Equity for the Years Ended
         Dec. 31, 2002, 2001 and 2000                                                                   64
      Notes to Consolidated Financial Statements                                                        65

IP&L
----
      Independent Auditors' Report                                                                      94
      Consolidated Statements of Income for the Years Ended Dec. 31, 2002, 2001 and 2000                95
      Consolidated Balance Sheets as of Dec. 31, 2002 and 2001                                          96
      Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2002, 2001 and 2000            98
      Consolidated Statements of Capitalization as of Dec. 31, 2002 and 2001                            99
      Consolidated Statements of Changes in Common Equity for the Years Ended
         Dec. 31, 2002, 2001 and 2000                                                                   100
      Notes to Consolidated Financial Statements                                                        101

WP&L
----
      Independent Auditors' Report                                                                      109
      Consolidated Statements of Income for the Years Ended Dec. 31, 2002, 2001 and 2000                110
      Consolidated Balance Sheets as of Dec. 31, 2002 and 2001                                          111
      Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2002, 2001 and 2000            113
      Consolidated Statements of Capitalization as of Dec. 31, 2002 and 2001                            114
      Consolidated Statements of Changes in Common Equity for the Years Ended
         Dec. 31, 2002, 2001 and 2000                                                                   115
      Notes to Consolidated Financial Statements                                                        116


Refer to Note 15 of Alliant Energy's, IP&L's and WP&L's "Notes to
Consolidated Financial Statements" for the quarterly financial data required by Item 8.

        ALLIANT ENERGY CORPORATION REPORT ON THE FINANCIAL INFORMATION

Alliant Energy Corporation management is responsible for the information and representations contained in the financial statements and in other sections of this Annual Report. The consolidated financial statements that follow have been prepared in accordance with accounting principles generally accepted in the United States of America. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

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





/s/ Erroll B. Davis, Jr.
------------------------
Erroll B. Davis, Jr.
Chairman, President and Chief Executive Officer



/s/ Thomas M. Walker
--------------------
Thomas M. Walker
Executive Vice President and Chief Financial Officer



/s/ John E. Kratchmer
---------------------
John E. Kratchmer
Vice President-Controller and Chief Accounting Officer




March 18, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2002. Our audit also included the supplemental schedule listed in Item 15(a)(2). These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, on July 1, 2000, the Company changed its method of accounting for derivative instruments to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), and on January 1, 2001, the Company's equity method investees changed their method of accounting for derivative instruments to adopt SFAS 133.


/s/ DELOITTE & TOUCHE LLP
-------------------------


Milwaukee, Wisconsin
March 18, 2003

                                                   ALLIANT ENERGY CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                                       Year Ended December 31,
                                                                            2002                 2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                          $1,752,534           $1,756,556           $1,648,036
  Gas utility                                                                  393,986              487,877              414,948
  Non-regulated and other                                                      462,292              380,243              216,690
                                                                      -----------------    -----------------    -----------------
                                                                             2,608,812            2,624,676            2,279,674
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                          303,625              310,689              288,621
  Purchased power                                                              362,501              403,166              294,818
  Cost of utility gas sold                                                     248,994              360,911              278,734
  Other operation and maintenance                                              957,144              828,125              686,976
  Depreciation and amortization                                                310,617              302,643              296,732
  Taxes other than income taxes                                                104,236              102,184               97,823
                                                                      -----------------    -----------------    -----------------
                                                                             2,287,117            2,307,718            1,943,704
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                               321,695              316,958              335,970
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                             186,538              185,604              168,149
  Interest income from loans to discontinued operations, net                   (15,959)              (9,938)              (7,195)
  Equity (income) loss from unconsolidated investments                          12,825              (18,799)             (19,468)
  Allowance for funds used during construction                                  (7,696)             (11,144)              (8,761)
  Preferred dividend requirements of subsidiaries                                6,172                6,720                6,713
  Impairment of available-for-sale securities of McLeodUSA Inc.                 27,218                    -                    -
  Gain on reclassification of investment                                             -                    -             (321,349)
  Miscellaneous, net                                                               220              (12,497)             (39,214)
                                                                      -----------------    -----------------    -----------------
                                                                               209,318              139,946             (221,125)
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                          112,377              177,012              557,095
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                    36,108               50,767              226,180
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                               76,269              126,245              330,915
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax (Note 16)                       30,612               58,985               51,039
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in
   accounting principle, net of tax                                            106,881              185,230              381,954
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of changes in accounting principle, net of tax                     -              (12,868)              16,708
                                                                      -----------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $106,881             $172,362             $398,662
                                                                      =================    =================    =================
---------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding (basic)                             90,897               80,498               79,003
                                                                      =================    =================    =================
---------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic):
     Income from continuing operations                                           $0.84                $1.57                $4.19
     Income from discontinued operations                                          0.34                 0.73                 0.65
     Cumulative effect of changes in accounting principle                            -                (0.16)                0.21
                                                                      -----------------    -----------------    -----------------
     Net income                                                                  $1.18                $2.14                $5.05
                                                                      =================    =================    =================
---------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding (diluted)                           90,959               80,636               79,193
                                                                      =================    =================    =================
---------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (diluted):
     Income from continuing operations                                           $0.84                $1.57                $4.18
     Income from discontinued operations                                          0.34                 0.73                 0.64
     Cumulative effect of changes in accounting principle                            -                (0.16)                0.21
                                                                      -----------------    -----------------    -----------------
     Net income                                                                  $1.18                $2.14                $5.03
                                                                      =================    =================    =================
---------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                              $2.00                $2.00                $2.00
                                                                      =================    =================    =================
---------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            ALLIANT ENERGY CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
ASSETS                                                                               2002                2001
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Property, plant and equipment:
  Utility:
    Electric plant in service                                                        $5,295,381          $5,123,781
    Gas plant in service                                                                613,122             597,494
    Other plant in service                                                              530,456             517,938
    Accumulated depreciation                                                         (3,573,407)         (3,374,867)
                                                                               -----------------    ----------------
      Net plant                                                                       2,865,552           2,864,346
    Construction work in progress                                                       263,096             111,069
    Other, net                                                                           68,340              62,194
                                                                               -----------------    ----------------
          Total utility                                                               3,196,988           3,037,609
                                                                               -----------------    ----------------
  Non-regulated and other, net:
    International                                                                       171,179             157,743
    Non-regulated generation                                                            156,699              60,411
    Integrated Services                                                                  73,983              79,202
    Investments                                                                          54,303              56,647
    Corporate Services and other                                                         76,055              50,566
                                                                               -----------------    ----------------
          Total non-regulated and other                                                 532,219             404,569
                                                                               -----------------    ----------------
                                                                                      3,729,207           3,442,178
                                                                               -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                    63,872              68,400
  Restricted cash                                                                         9,686              34,421
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $12,721 and $8,340                 81,277              43,411
    Unbilled utility revenues                                                            50,624              71,388
    Other, less allowance for doubtful accounts of $845 and $319                         60,107              72,912
  Income tax refunds receivable                                                          97,469              25,401
  Production fuel, at average cost                                                       63,126              54,707
  Materials and supplies, at average cost                                                58,603              54,401
  Gas stored underground, at average cost                                                62,797              57,114
  Regulatory assets                                                                      46,076              19,632
  Assets of discontinued operations (Note 16)                                           944,328             540,187
  Other                                                                                  76,183              66,882
                                                                               -----------------    ----------------
                                                                                      1,614,148           1,108,856
                                                                               -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Investments:
  Investments in unconsolidated foreign entities                                        373,816             508,145
  Nuclear decommissioning trust funds                                                   344,892             332,953
  Investment in ATC and other                                                           217,992             243,804
                                                                               -----------------    ----------------
                                                                                        936,700           1,084,902
                                                                               -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                     302,365             241,973
  Deferred charges and other                                                            418,975             360,016
                                                                               -----------------    ----------------
                                                                                        721,340             601,989
                                                                               -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $7,001,395          $6,237,925
                                                                               =================    ================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           ALLIANT ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                         December 31,
CAPITALIZATION AND LIABILITIES                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock - $0.01 par value - authorized 200,000,000 shares;
     outstanding 92,304,220 and 89,682,334 shares, respectively                        $923                  $897
  Additional paid-in capital                                                      1,293,919             1,239,793
  Retained earnings                                                                 758,187               832,293
  Accumulated other comprehensive loss                                             (209,943)             (152,434)
  Shares in deferred compensation trust - 239,467 and 71,958 shares
     at an average cost of $28.80 and $30.68 per share, respectively                 (6,896)               (2,208)
                                                                          ------------------    ------------------
       Total common equity                                                        1,836,190             1,918,341
                                                                          ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                                   205,063               113,953
  Long-term debt (excluding current portion)                                      2,637,803             2,457,941
                                                                          ------------------    ------------------
                                                                                  4,679,056             4,490,235
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                               46,591                10,506
  Variable rate demand bonds                                                         55,100                55,100
  Commercial paper                                                                  195,500                68,389
  Other short-term borrowings                                                       113,721                84,318
  Accounts payable                                                                  286,690               221,823
  Accrued taxes                                                                     106,015                87,099
  Liabilities of discontinued operations (Note 16)                                  134,999                60,913
  Other                                                                             187,902               174,224
                                                                          ------------------    ------------------
                                                                                  1,126,518               762,372
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                 626,417               607,552
  Accumulated deferred investment tax credits                                        54,375                59,398
  Pension and other benefit obligations                                             181,010                96,496
  Environmental liabilities                                                          48,730                45,144
  Other                                                                             241,864               133,617
                                                                          ------------------    ------------------
                                                                                  1,152,396               942,207
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Minority interest                                                                    43,425                43,111
                                                                          ------------------    ------------------
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                             $7,001,395            $6,237,925
                                                                          ==================    ==================
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    ALLIANT ENERGY CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                     2002               2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                                           $106,881          $172,362         $398,662
  Adjustments to reconcile net income to net cash flows from operating activities:
    Income from discontinued operations, net of tax                                     (30,612)          (58,985)         (51,039)
    Depreciation and amortization                                                       310,617           302,643          296,732
    Other amortizations                                                                  51,567            52,724           63,214
    Deferred tax expense (benefit) and investment tax (credit)                            9,145           (20,099)         111,103
    Losses (gains) on dispositions of assets, net                                           123            (4,446)         (11,780)
    Equity loss (income) from unconsolidated investments, net                            12,825           (18,799)         (19,468)
    Distributions from equity method investments                                         21,671            16,961            7,389
    Non-cash valuation charges                                                           66,379            33,706            2,897
    Cumulative effect of changes in accounting principle, net of tax                          -            12,868          (16,708)
    Gain on reclassification of investment                                                    -                 -         (321,349)
    Other                                                                               (29,594)           (5,297)          (2,922)
  Other changes in assets and liabilities:
    Accounts receivable                                                                   3,010            79,470         (133,776)
    Income tax refunds receivable                                                       (72,067)           (6,485)          (5,917)
    Gas stored underground                                                               (5,683)          (15,755)         (18,208)
    Accounts payable                                                                     38,788           (52,827)          96,012
    Accrued taxes                                                                        18,915            11,734            3,392
    Manufactured gas plants insurance refunds                                                 -           (21,541)               -
    Other                                                                                42,075           (52,123)          (5,144)
                                                                                  --------------   ---------------   --------------
       Net cash flows from operating activities                                         544,040           426,111          393,090
                                                                                  --------------   ---------------   --------------
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock dividends                                                             (180,987)         (158,231)        (157,964)
    Proceeds from issuance of common stock                                               56,066           288,553            1,069
    Proceeds from issuance of preferred stock of subsidiary                             144,602                 -                -
    Redemption of preferred stock of subsidiary                                         (56,389)                -                -
    Net change in Resources' credit facility                                           (383,610)           63,110          181,652
    Proceeds from issuance of exchangeable senior notes                                       -                 -          402,500
    Proceeds from issuance of other long-term debt                                      300,023           513,530          107,747
    Reductions in other long-term debt                                                  (20,818)         (145,359)         (53,572)
    Net change in commercial paper and other short-term borrowings                      200,145          (320,449)         147,277
    Net change in loans to discontinued operations                                       49,320           (39,556)         (87,112)
    Other                                                                               (24,262)          (31,073)         (28,534)
                                                                                ----------------   ---------------   --------------
       Net cash flows from financing activities                                          84,090           170,525          513,063
                                                                                ----------------   ---------------   --------------
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Regulated domestic utilities                                                    (404,736)         (340,789)        (304,656)
       Non-regulated businesses                                                        (218,282)         (332,253)        (529,675)
       Corporate Services and other                                                     (33,774)          (40,019)         (11,123)
    Nuclear decommissioning trust funds                                                 (22,923)          (22,100)         (22,100)
    Proceeds from formation of ATC and other asset dispositions                          27,644           107,934           30,890
    Other                                                                                19,413           (29,035)         (32,589)
                                                                                ----------------   ---------------   --------------
       Net cash flows used for investing activities                                    (632,658)         (656,262)        (869,253)
                                                                                ----------------   ---------------   --------------
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                           (4,528)          (59,626)          36,900
                                                                                ----------------   ---------------   --------------
-----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                               68,400           128,026           91,126
                                                                                ----------------   ---------------   --------------
-----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                    $63,872           $68,400         $128,026
                                                                                ================   ===============   ==============
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
    Cash paid during the period for:
       Interest                                                                        $184,146          $180,356         $158,850
                                                                                ================   ===============   ==============
       Income taxes, net of refunds                                                     $29,359           $70,895         $117,226
                                                                                ================   ===============   ==============
    Noncash investing and financing activities:
       Capital lease obligations incurred and other                                     $19,101           $19,967          $20,419
                                                                                ================   ===============   ==============
-----------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  ALLIANT ENERGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                       December 31,
                                                                                                 2002                2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands, except share amounts)
Common equity                                                                                    $1,836,190          $1,918,341
                                                                                           -----------------   -----------------
--------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries, net (Note 7(b))                                         205,063             113,953
                                                                                           -----------------   -----------------
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      7.75%, due 2004                                                                                62,000              62,000
      1.85% variable rate at December 31, 2002 to 7.6% fixed rate, due 2005                          88,000              88,000
      7-1/4% to 8%, due 2007                                                                         52,450              52,450
      1.6% variable rate at December 31, 2002, due 2014                                               8,500               8,500
      1.85% to 2.1% variable rate at December 31, 2002, due 2015                                     30,600              30,600
      8-5/8%, due 2021                                                                               20,000              20,000
      7-5/8%, due 2023                                                                               94,000              94,000
      8.6%, due 2027                                                                                 70,000              70,000
                                                                                           -----------------   -----------------
                                                                                                    425,550             425,550
    Collateral Trust Bonds:
      7.25%, due 2006                                                                                60,000              60,000
      6-7/8%, due 2007                                                                               55,000              55,000
      6%, due 2008                                                                                   50,000              50,000
      5.5% to 7%, due 2023                                                                           69,400              69,400
                                                                                           -----------------   -----------------
                                                                                                    234,400             234,400
    Pollution Control Revenue Bonds:
      5.75% to 6.35%, partially retired in 2002, due 2003 to 2012                                    14,930              15,490
      2.8% variable rate at December 31, 2002 to 6.35% fixed rate, due 2003 to 2023                  10,100              10,100
      4.05% to 4.30% through 2004 fixed/variable rate, due 2005 to 2023                              25,900              25,900
                                                                                           -----------------   -----------------
                                                                                                     50,930              51,490
    Other long-term debt:
      Senior notes, 9.75%, due 2013                                                                 300,000                   -
      Senior notes, 7%, due 2011                                                                    300,000             300,000
      Senior notes, 7.375%, due 2009                                                                250,000             250,000
      Senior notes, 8.59%, due 2004                                                                  24,000              24,000
      Exchangeable senior notes, 7.25% through February 2003, 2.5% thereafter, due 2030             402,500             402,500
      Senior debentures, 6-5/8% to 6-3/4%, due 2009 to 2011                                         335,000             335,000
      Debentures, 5.7% to 7-5/8%, due 2007 to 2010                                                  265,000             265,000
      Whiting credit facility, 3.63% at December 31, 2002, due 2005                                 185,000                   -
      Subordinated deferrable interest debentures, 7-7/8%, due 2025                                  50,000              50,000
      Multifamily housing revenue bonds, 1.75% variable rate at December 31, 2002, due 2036          34,075              34,075
      Multifamily housing revenue bonds, 7% to 7.55%, due 2003 to 2024                                4,755               4,841
      Resources' credit facility, 3% to 3.45% at December 31, 2001, retired in 2002                       -             383,610
      Other, 1% to 11.34%, due 2003 to 2045                                                         251,841             116,814
                                                                                           -----------------   -----------------
                                                                                                  3,113,051           2,877,280
                                                                                           -----------------   -----------------
    Less:
      Current maturities                                                                            (46,591)            (10,506)
      Variable rate demand bonds                                                                    (55,100)            (55,100)
      Unamortized debt discount, net                                                               (373,557)           (353,733)
                                                                                           -----------------   -----------------
        Total long-term debt (excluding current portion)                                          2,637,803           2,457,941
                                                                                           -----------------   -----------------
--------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                             $4,679,056          $4,490,235
                                                                                           =================   =================
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                      ALLIANT ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
                                                                                                  Accumulated
                                                                                                     Other      Shares in
                                                                              Additional         Comprehensive  Deferred      Total
                                                                     Common    Paid-In   Retained   Income    Compensation    Common
                                                                     Stock     Capital   Earnings   (Loss)        Trust       Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
2000:
Beginning balance (a)                                                  $790    $942,408  $577,464   $634,903       $-    $2,155,565
   Net income                                                                             398,662                           398,662
      Unrealized holding losses on securities, net of tax of ($77,853)                              (105,292)              (105,292)
      Less: adjustment for gain on reclassification of investments
        included in net income, net of tax of $134,053                                               187,296                187,296
      Less: reclassification adjustment for other gains included
        in net income, net of tax of $8,426                                                           16,370                 16,370
                                                                                                   ----------           ------------
    Net unrealized losses on securities                                                             (308,958)              (308,958)
                                                                                                   ----------           ------------
    Foreign currency translation adjustments                                                         (50,400)               (50,400)
                                                                                                   ----------           ------------
      Unrealized holding losses on derivatives due to cumulative effect of a change in accounting principle, net of
          tax of ($4,693)                                                                             (6,582)                (6,582)
      Other unrealized holding losses on derivatives, net of
        tax of ($2,560)                                                                               (3,427)                (3,427)
      Less: reclassification adjustment for losses included
        in net income, net of tax of ($4,502)                                                         (6,331)                (6,331)
                                                                                                   ----------           ------------
    Net unrealized losses on qualifying derivatives                                                   (3,678)                (3,678)
                                                                                                   ----------           ------------
   Total comprehensive income                                                                                                35,626
 Common stock dividends                                                                  (157,964)                         (157,964)
 Common stock issued                                                              5,096                          (851)        4,245
                                                                 ----------- ----------- --------- ---------- --------  ------------
Ending balance                                                          790     947,504   818,162    271,867     (851)    2,037,472

2001:
   Net income                                                                             172,362                           172,362
      Unrealized holding losses on securities, net of
        tax of ($240,579)                                                                           (343,285)              (343,285)
      Less: reclassification adjustment for gains
        included in net income, net of tax of $--                                                        259                    259
                                                                                                   ----------           ------------
    Net unrealized losses on securities                                                             (343,544)              (343,544)
                                                                                                   ----------           ------------
    Foreign currency translation adjustments                                                         (66,830)               (66,830)
                                                                                                   ----------           ------------
    Minimum pension liability adjustments, net of tax of ($11,022)                                   (16,378)               (16,378)
                                                                                                   ----------           ------------
      Unrealized holding losses on derivatives, net of
        tax of ($1,569)                                                                               (1,003)                (1,003)
      Less: reclassification adjustment for losses included
        in net income, net of tax of ($2,078)                                                         (3,454)                (3,454)
                                                                                                   ----------           ------------
    Net unrealized gains on qualifying derivatives                                                     2,451                  2,451
                                                                                                   ----------           ------------
   Total comprehensive loss                                                                                                (251,939)
 Common stock dividends                                                                  (158,231)                         (158,231)
 Common stock issued                                                    107     292,289                        (1,357)      291,039
                                                                 ----------- ----------- --------- ---------- --------  ------------
Ending balance                                                          897   1,239,793   832,293   (152,434)  (2,208)    1,918,341


2002:
   Net income                                                                             106,881                           106,881
      Unrealized holding losses on securities, net of tax of ($8,544)                                (11,069)               (11,069)
      Less: reclassification adjustment for losses
        included in net income, net of tax of ($14,393)                                              (23,146)               (23,146)
                                                                                                   ----------           ------------
    Net unrealized gains on securities                                                                12,077                 12,077
                                                                                                   ----------           ------------
    Foreign currency translation adjustments, net of tax                                             (37,785)               (37,785)
                                                                                                   ----------           ------------
    Minimum pension liability adjustments, net of tax of ($18,874)                                   (27,226)               (27,226)
                                                                                                   ----------           ------------
      Unrealized holding losses on derivatives, net of tax of ($2,765)                                (2,671)                (2,671)
      Less: reclassification adjustment for gains
        included in net income, net of tax of $1,658                                                   1,904                  1,904
                                                                                                   ----------           ------------
    Net unrealized losses on qualifying derivatives                                                   (4,575)                (4,575)
                                                                                                   ----------           ------------
   Total comprehensive income                                                                                                49,372
 Common stock dividends                                                                  (180,987)                         (180,987)
 Common stock issued                                                     26      58,338                        (4,688)       53,676
 Redemption of preferred stock of subsidiary                                     (4,212)                                     (4,212)
                                                                   --------- ----------- --------- ---------- --------  ------------
Ending balance                                                         $923  $1,293,919  $758,187  ($209,943) ($6,896)   $1,836,190
                                                                   ========= =========== ========= ========== ========  ============
------------------------------------------------------------------------------------------------------------------------------------
(a)  Accumulated other comprehensive income (loss) at December 31, 1999 consisted of $644,481 of net unrealized gains on securities and ($9,578) of foreign currency translation adjustments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                ALLIANT ENERGY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are IP&L, WP&L, Resources and Corporate Services. On Jan. 1, 2002, IPC merged with and into IESU and IESU changed its name to IP&L. Since IPC and IESU were both wholly-owned operating subsidiaries of Alliant Energy, the transaction had no impact on the consolidated financial statements. IP&L and WP&L are utility subsidiaries that are engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam and water services in Iowa, Wisconsin, Minnesota and Illinois. Resources (through its numerous direct and indirect subsidiaries) is comprised of various business units: International, Non-regulated Generation, Integrated Services, Investments and Energy Technologies. International holds interests in global partnerships to develop energy generation, delivery and infrastructure in growing international markets, including Australia, Brazil, China and New Zealand. Alliant Energy is, however, currently in the process of selling its investments in Australia. Non-regulated Generation intends to build or acquire a portfolio of competitive electric generating assets in select business areas of the U.S. Integrated Services provides a wide range of energy and environmental services for commercial, industrial, institutional, educational and governmental customers. Investments includes ownership of an oil and gas production company, transportation companies, affordable-housing properties and various other investments. Alliant Energy is, however, currently in the process of selling its oil and gas and affordable housing businesses. Energy Technologies invests in leading-edge energy technologies, such as microturbines, fuel cells, solar concepts and wind turbines. Mass Marketing has interests in energy marketing businesses. In January 2003, Alliant Energy committed to a plan to sell SmartEnergy, an internet-based energy retailer, and Alliant Energy is in the process of disbanding its Mass Marketing business unit. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

At Dec. 31, 2002, the assets and liabilities of Alliant Energy's oil and gas (Whiting), Australian (including Southern Hydro) and affordable housing businesses were classified as held for sale. The operating results for these non-regulated businesses for all periods presented have been separately classified and reported as discontinued operations in Alliant Energy's Consolidated Financial Statements and Notes to Consolidated Financial Statements. Refer to Note 16 for additional information.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting the utility subsidiaries, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with GAAP, which give recognition to the rate making and accounting practices of FERC and state commissions having regulatory jurisdiction. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation.

Unconsolidated investments for which Alliant Energy has at least a 20% non-controlling voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy's equity in net income or loss, which is included in "Equity (income) loss from unconsolidated investments" in the Consolidated Statements of Income and decreased for any dividends received. These investments are also increased or decreased for Alliant Energy's proportionate share of the investee's other comprehensive income
(loss), which is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Refer to Note 9 for discussion of Alliant Energy's cost method investments that are marked-to-market in accordance with SFAS 115.

(b) Regulation - Alliant Energy is a registered public utility holding company subject to regulation by the SEC under PUHCA. The utility subsidiaries are subject to regulation under PUHCA, FERC and their respective state regulatory commissions.

(c) Regulatory Assets and Liabilities - Alliant Energy is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. As of Dec. 31, 2002, IP&L and WP&L had approximately $7 million and $6 million, respectively, of regulatory assets that were not earning returns. At Dec. 31, 2002 and 2001, regulatory assets and liabilities were comprised of the following items (in millions):

                                         Regulatory Assets          Regulatory Liabilities
                                       -----------------------     -------------------------
                                         2002          2001           2002          2001
                                       ----------    ---------     -----------    ----------
Tax-related (Note 1(d))                  $177.6        $115.3         $83.8          $15.1
Environmental-related                      64.9          63.1           5.1            5.2
Energy efficiency program costs            46.7          39.9          --             --
Other                                      59.2          43.3          22.3           11.4
                                       ----------    ---------     -----------    ----------
                                         $348.4        $261.6        $111.2          $31.7
                                       ==========    =========     ===========    ==========

If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under GAAP for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down such assets to their fair value.

(d) Income Taxes - Alliant Energy is subject to the provisions of SFAS 109, "Accounting for Income Taxes," and follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed and are generally related to nonconventional fuel and research and development.

Consistent with Iowa rate making practices for IP&L, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IP&L has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(c). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WP&L established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates through 2007.

(e) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation was as follows:


Weighted average common shares outstanding:             2002              2001              2000
                                                    --------------    -------------     -------------
      Basic earnings per share calculation             90,896,885       80,497,823        79,002,643
      Effect of dilutive securities                        62,177          138,006           190,134
                                                    --------------    -------------     -------------
      Diluted earnings per share calculation           90,959,062       80,635,829        79,192,777
                                                    ==============    =============     =============

In 2002, 2001 and 2000, 3,338,978, 1,501,854, and 1,358,597 options, respectively, to purchase shares of common stock, with average exercise prices of $29.67, $31.08, and $30.27, respectively, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

(f) Temporary Cash Investments and Restricted Cash - Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition. At Dec. 31, 2002 and 2001, restricted cash was primarily related to borrowing requirements for the construction of various power plants in China.

(g) Depreciation of Utility Property, Plant and Equipment - The utility subsidiaries use a combination of remaining life, straight-line and sum-of-the-years-digits depreciation methods as approved by their respective regulatory commissions. The remaining life of DAEC, of which IP&L is a co-owner, is based on the NRC license end-of-life of 2014. The remaining depreciable life of Kewaunee, of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2010. Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed in Note 11(f). The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

                             IP&L                                 WP&L
               ---------------------------------    ---------------------------------
                 2002        2001       2000          2002        2001       2000
               ---------- ----------- ----------    ---------- ----------- ----------
Electric         3.4%        3.5%       3.5%          3.6%        3.7%       3.6%
Gas              2.9%        3.6%       3.5%          4.1%        4.1%       4.1%


(h) Property, Plant and Equipment - Utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead, administrative costs and AFUDC. At Dec. 31, 2002 and 2001, IP&L had $22.0 million and $23.2 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($4.9 million and $5.2 million, respectively, of such balances are currently being recovered in IP&L's rates). The aggregate gross AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

         2002     2001     2000
        -------  -------  -------
IP&L     6.9%     7.7%      6.6%
WP&L     2.6%     7.9%     10.8%

Non-regulated property, plant and equipment is recorded at original cost.
The majority of the non-regulated property, plant and equipment is depreciated using the straight-line method over periods ranging from five to 20 years. Upon retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized.

(i) Operating Revenues - Revenues from IP&L and WP&L are primarily from the sale and delivery of electricity and natural gas and are recorded under the accrual method of accounting and recognized upon delivery. Revenues from Alliant Energy's non-regulated businesses are primarily from the sale of energy or services and are recognized based on output delivered or services provided as specified under contract terms. Alliant Energy accrues revenues for services rendered but unbilled at month-end. In 2000, Alliant Energy recorded an increase of $10 million at WP&L in the estimate of utility services rendered but unbilled at month-end due to the implementation of refined estimation processes.

(j) Utility Fuel Cost Recovery - IP&L's retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Electric and steam production fuels" and "Cost of utility gas sold" in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current regulatory asset or liability, pending automatic reflection in future billings to customers. At IP&L, purchased-power capacity costs are not recovered from electric customers through EACs. Recovery of these costs must be addressed in base rates in a formal rate proceeding.

WP&L's retail electric rates are based on annual forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. Any collections in excess of costs incurred will be refunded, with interest. Accordingly, WP&L has established a reserve due to overcollection of past fuel and purchased-power costs and expects to refund such amount in 2003. WP&L has a gas performance incentive which includes a sharing mechanism whereby 50% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WP&L, with the remainder refunded to or recovered from customers.

(k) Nuclear Refueling Outage Costs - The IUB allows IP&L to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. As these revenues are collected, an equivalent amount is charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures. Operating expenses incurred during refueling outages at Kewaunee are expensed by WP&L as incurred. Scheduled refueling outages occurred most recently at DAEC and Kewaunee in Spring and late 2001, respectively. The next scheduled refueling outages at DAEC and Kewaunee are anticipated to commence in Spring 2003.

(l) Nuclear Fuel - Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electricity, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on KWhs generated. Refer to Note 3 for additional information on DAEC's nuclear fuel lease.

(m) Translation of Foreign Currency - Assets and liabilities of international investments, where the local currency is the functional currency, have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation, including gains and losses on intercompany foreign currency transactions which are long-term in nature, and which Alliant Energy does not intend to settle in the foreseeable future, have been recorded in "Accumulated other comprehensive loss" on Alliant Energy's Consolidated Balance Sheets.

(n) Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain electric and gas commodity prices and volatility in a portion of natural gas sales volumes due to weather. Alliant Energy also utilizes derivatives to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated as, and qualify as hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. The majority of Alliant Energy's derivative transactions are in its regulated domestic utility business and based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair market values of such derivatives generally have no impact on Alliant Energy's results of operations. Alliant Energy has a number of commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception in SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." Based on this designation, these contracts are not accounted for as derivative instruments.

Alliant Energy is exposed to losses related to financial instruments in the event of counterparties' non-performance. Alliant Energy has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate its exposure to counterparty credit risk. Alliant Energy is not aware of any material exposure to counterparty credit risk. Refer to
Note 10 for further discussion of Alliant Energy's derivative financial instruments.

(o) Accounting for Stock Options - At Dec. 31, 2002, Alliant Energy had two stock-based incentive compensation plans, which are described more fully in
Note 6(b). Alliant Energy accounts for stock options issued under these plans under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees." No stock-based compensation cost is reflected in net income in Alliant Energy's Consolidated Statements of Income, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. Alliant Energy adopted the disclosure provisions of SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123," effective for financial statements for fiscal years ending after Dec. 15, 2002. The effect on net income and EPS if Alliant Energy had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to the stock options issued under these plans was as follows (in thousands):

                                                            2002           2001           2000
                                                        -------------  -------------  -------------
Net income, as reported                                     $106,881     $172,362        $398,662
Less:  stock-based compensation expense, net of tax            2,541        2,446           1,284
                                                        -------------  -------------  -------------
Pro forma net income                                        $104,340     $169,916        $397,378
                                                        =============  =============  =============

EPS (basic):
   As reported                                                $1.18         $2.14          $5.05
   Pro forma                                                  $1.15         $2.11          $5.03
EPS (diluted):
   As reported                                                $1.18         $2.14          $5.03
   Pro forma                                                  $1.15         $2.11          $5.02


(p) Pension Plan - For the defined benefit pension plan sponsored by Corporate Services, Alliant Energy allocates pension costs and contributions to IP&L, WP&L, Resources and the parent company based on labor costs of plan participants and any additional minimum pension liability based on each group's funded status.

(q) Asset Valuations - Long-lived assets, excluding goodwill and regulatory assets, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset's fair value. The fair value is determined by the use of quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets acquired in a business combination. Effective January 1, 2002 with the adoption of SFAS 142, "Goodwill and Other Intangible Assets," goodwill is required to be evaluated for impairment at least annually and more frequently if indicators of impairment exist. If the fair value of a reporting unit is less than its carrying value, including goodwill, an impairment charge may be necessary. The fair value of reporting units is determined by utilizing a combination of market value indicators and expected discounted future cash flows. Refer to Note 14 for additional information.

If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the future anticipated cash flows from these investments to their carrying values. The estimated fair value less cost to sell of assets held for sale are compared each reporting period to their carrying values. Impairment charges are recorded for equity method investments and assets held for sale if the carrying value of such asset exceeds the future anticipated cash flows or the estimated fair value less cost to sell, respectively.

(2)  UTILITY RATE MATTERS
In 2002, IP&L filed electric and gas rate cases in Iowa. Interim rates, subject to refund, were granted for $15 million and $17 million for electric and gas, respectively. IP&L expects final rates to be in place in June 2003 for the electric case and July 2003 for the gas case. Although it is possible that final rates could be lower than interim rates, IP&L does not believe this to be probable and therefore has not recorded any reserves related to potential refund obligations.

In 2002 and 2001, WP&L had an electric fuel cost recovery mechanism that required WP&L to refund any overcollection of fuel and purchased-power costs. WP&L has recorded the necessary reserve for refunds at Dec. 31, 2002 and 2001. In 2002, WP&L filed a rate case with FERC related to its electric wholesale customers. An interim rate increase, subject to refund, of $6 million annually was granted effective April 2002. The case was subsequently settled with final rates of $3 million annually. At Dec. 31, 2002, WP&L recorded a reserve for the difference between interim and final rates.

(3)  LEASES
IP&L has a capital lease covering its 70% undivided interest in nuclear fuel purchased for DAEC. Annual nuclear fuel lease expenses (included in "Electric and steam production fuels" in the Consolidated Statements of Income) for 2002, 2001 and 2000 were $15.5 million, $14.1 million and $16.0 million, respectively. Alliant Energy's operating lease rental expenses, which include certain purchased-power agreements, for 2002, 2001 and 2000 were $45.1 million, $40.4 million and $24.5 million, respectively. The purchased-power agreements total below includes $463 million and $78 million, respectively, related to a new plant (Riverside) currently under development and the RockGen plant, both in Wisconsin. The Riverside plant is expected to be placed in-service in 2004. The synthetic leases relate to the financing of the corporate headquarters, corporate aircraft, utility railcars and a utility radio dispatch system that were not included on Alliant Energy's Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of its synthetic leases totaling $76 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 13 years. Residual value guarantees have been included in the future minimum lease payments noted in the table below (in millions):

                                              2003     2004     2005      2006     2007   Thereafter    Total
                                            --------------------------------------------------------------------
Operating leases:
  Certain purchased-power agreements          $18.7    $51.8    $66.3     $67.6   $69.0     $308.6      $582.0
  Synthetic leases                             10.0     12.1     19.3      24.6    49.0       31.0       146.0
  Other                                        16.3     12.2      9.3       6.3     5.2       44.2        93.5
                                            --------------------------------------------------------------------
Total operating leases                        $45.0    $76.1    $94.9     $98.5  $123.2     $383.8      $821.5
                                            ====================================================================

                                                                                                         Present
                                                                                           Less:       value of net
                                                                                           amount        minimum
                                                                                         representing  capital lease
                        2003    2004     2005     2006    2007    Thereafter    Total      interest      payments
                      ------- -------- -------- ------- -------- ------------ -------- -------------- --------------
Capital leases         $15.1    $15.8     $9.8   $35.5     $1.7      $1.2        $79.1      $9.3           $69.8


In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities, commonly referred to as "special purpose entities." FIN 46 requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Alliant Energy will apply the provisions of FIN 46 prospectively for all variable interest entities created after Jan. 31, 2003. For variable interest entities created before Jan. 31, 2003, Alliant Energy will be required to consolidate all variable interest entities in which it is the primary beneficiary beginning in the third quarter of 2003. It is reasonably possible the implementation of FIN 46 will require that certain variable interest entities associated with these synthetic leases be included on Alliant Energy's Consolidated Balance Sheets. Alliant Energy is in the process of analyzing each synthetic lease in accordance with FIN 46. Alliant Energy does not anticipate the adoption of FIN 46 will have a material impact on its results of operations given it estimates the fair market value of the underlying assets is not materially less than the remaining lease obligations at Dec. 31, 2002.

(4)  UTILITY ACCOUNTS RECEIVABLE
Utility customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At Dec. 31, 2002 and 2001, the utility subsidiaries were serving a diversified base of residential, commercial and industrial customers and did not have any significant concentrations of credit risk.

Alliant Energy's utility subsidiaries participate in a combined utility customer accounts receivable sale program whereby IP&L and WP&L may sell up to a combined maximum amount of $250 million (there are no individual subsidiary limits) of their respective accounts receivable to a third-party financial institution on a limited recourse basis through wholly-owned and consolidated variable interest entities. Corporate Services acts as a collection agent for the buyer and receives a fee for collection services that approximates fair value. The agreement expires in April 2006 and is subject to annual renewal or renegotiation for a longer period thereafter. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. On a monthly basis, this sales price is adjusted, resulting in payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. Collections on sold receivables are used to purchase additional receivables from the utility subsidiaries.

At Dec. 31, 2002 and 2001, Alliant Energy had sold $202 million and $178 million of receivables, respectively. In 2002, 2001 and 2000, Alliant Energy received $2.3 billion, $2.2 billion and $1.6 billion, respectively, in aggregate proceeds from the sale of accounts receivable. The utility subsidiaries use proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term rates and finance a portion of their long-term cash needs. Alliant Energy paid fees associated with these sales of $4.2 million, $7.9 million and $9.0 million in 2002, 2001 and 2000, respectively.

Alliant Energy and its utility subsidiaries account for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables. Beginning in the third quarter of 2003 under FIN 46, it is reasonably possible that Alliant Energy could be considered the primary beneficiary given the current structure of the variable interest entities related to the program, and could be required to consolidate the operating results and associated assets and liabilities of the variable interest entities in its financial statements. Based on the receivables sold at Dec. 31, 2002, consolidation of the variable interest entities would have resulted in an additional $202 million in accounts receivable and related debt recorded on Alliant Energy's Consolidated Balance Sheet. Alliant Energy is currently evaluating the structure of its receivable sales program to determine if this structure can be modified to qualify for off-balance sheet treatment under FIN 46.

(5)  INCOME TAXES
The components of income taxes for Alliant Energy were as follows (in millions):

                                                 2002             2001              2000
                                             -------------    -------------     -------------
Current tax expense:
  Federal                                         $19.4            $51.3             $92.1
  State                                            21.6             16.2              24.0
Deferred tax expense (benefit):
  Federal                                          16.8             (9.3)             97.6
  State                                            (2.5)            (5.6)             18.0
Foreign tax expense                                 5.5              4.2               0.2
Amortization of investment tax credits             (5.2)            (5.2)             (4.5)
Research and development tax credits               (4.5)            --                --
Nonconventional fuel credits                      (14.9)            (0.5)             (0.9)
Other tax credits                                  (0.1)            (0.3)             (0.3)
                                             -------------    -------------     -------------
                                                  $36.1            $50.8            $226.2
                                             =============    =============     =============

Included in "Cumulative effect of changes in accounting principle, net of tax" in the Consolidated Statements of Income for 2001 and 2000 was income tax (benefit) expense of ($5.5) million and $9.8 million, respectively, related to the adoption of SFAS 133 by an equity method foreign affiliate of Alliant Energy on Jan. 1, 2001 and by Alliant Energy's consolidated subsidiaries on July 1, 2000, respectively.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income from continuing operations before income taxes and preferred dividend requirements of subsidiaries.

                                                                  2002              2001             2000
                                                              -------------     -------------    --------------
Statutory federal income tax rate                                 35.0%             35.0%            35.0%
    State income taxes, net of federal benefits                    9.7               5.6              6.6
    Foreign operations                                             7.4              (0.8)            --
    Adjustment of prior period taxes                               1.0             (11.6)            (0.6)
    Effect of rate making on property related differences          0.1               2.3              0.9
    Research and development tax credits                          (3.8)             --               --
    Amortization of investment tax credits                        (4.4)             (3.1)            (1.0)
    Nonconventional fuel credits                                 (12.6)             (0.3)            (0.2)
    Other items, net                                              (1.9)              0.5             (0.6)
                                                              -------------     -------------    --------------
Overall effective income tax rate                                 30.5%             27.6%            40.1%
                                                              =============     =============    ==============

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):
                                      2002              2001
                                  -------------     -------------
Property related                      $647.2            $548.8
Exchangeable senior notes              140.8             129.7
Decommissioning                        (33.1)            (28.6)
Other                                 (128.5)            (42.3)
                                  -------------     -------------
                                      $626.4            $607.6
                                  =============     =============

At Dec. 31, 2002, 2001 and 2000, Alliant Energy had not recorded U.S. tax provisions of approximately $16.3 million, $6.8 million and $3.8 million, respectively, relating to approximately $46.6 million, $19.5 million and $10.9 million, respectively, of unremitted earnings from foreign investments as these earnings are expected to be reinvested indefinitely.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

                                                               2002          2001          2000
                                                           ------------- -------------  ------------
U.S. sources                                                   $115.3        $156.0        $543.7
Foreign sources                                                  (2.9)         21.0          13.4
                                                           ------------- -------------  ------------
  Income from continuing operations before income taxes        $112.4        $177.0        $557.1
                                                           ============= =============  ============

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has several non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees' years of service and compensation. Alliant Energy also provides certain postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants' contributions adjusted regularly and the life insurance plans are non-contributory. The weighted-average assumptions at the measurement date of Sept. 30 were as follows:

                                             Qualified Pension Benefits            Other Postretirement Benefits
                                        --------------------------------------  ------------------------------------
                                           2002          2001         2000        2002        2001          2000
                                        ------------ ------------- -----------  ----------  ----------   -----------
Discount rate                              6.75%        7.25%        8.00%        6.75%       7.25%        8.00%
Expected return on plan assets              9%            9%           9%          9%          9%            9%
Rate of compensation increase            3.5-4.5%      3.5-4.5%     3.5-4.5%      3.5%        3.5%          3.5%
Medical cost trend on covered charges:
   Initial trend rate                       N/A          N/A          N/A         10.8%       12.0%         9.0%
   Ultimate trend rate                      N/A          N/A          N/A          5%          5%            5%


The components of Alliant Energy's qualified pension benefits and other postretirement benefits costs were as follows (in millions):

                                               Qualified Pension Benefits            Other Postretirement Benefits
                                           ------------------------------------    ----------------------------------
                                             2002          2001         2000         2002        2001         2000
                                           ----------    ----------    --------    ---------   ---------    ---------
Service cost                                 $12.9         $11.0        $11.1        $5.5        $4.0         $3.7
Interest cost                                 39.7          38.2         36.7        12.7        10.6          9.8
Expected return on plan assets               (41.8)        (48.5)       (45.7)       (5.5)       (6.1)        (5.3)
Amortization of:
   Transition obligation (asset)              (2.0)         (2.4)        (2.4)        3.7         3.7          3.9
   Prior service cost                          2.7           2.7          2.6        (0.3)       (0.3)        (0.3)
   Actuarial loss (gain)                       2.1          (1.5)        (1.0)        0.5        (1.5)        (1.9)
                                           ----------    ----------    --------    ---------   ---------    ---------
                                             $13.6         ($0.5)        $1.3       $16.6       $10.4         $9.9
                                           ==========    ==========    ========    =========   =========    =========

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates for 2002, holding all other assumptions constant, would have the following effects (in millions):

                                                            1% Increase        1% Decrease
                                                           --------------     ---------------
Effect on total of service and interest cost components          $1.9               ($1.7)
Effect on postretirement benefit obligation                     $19.4              ($17.3)


A reconciliation of the funded status of Alliant Energy's plans to the amounts recognized on Alliant Energy's Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

                                                        Qualified Pension Benefits       Other Postretirement Benefits
                                                       -----------------------------    --------------------------------
                                                          2002             2001             2002              2001
                                                       ------------    -------------    -------------     --------------
Change in benefit obligation:
  Net benefit obligation at beginning of year              $553.3          $483.6           $174.5            $130.7
  Service cost                                               12.9            11.0              5.5               4.0
  Interest cost                                              39.7            38.2             12.7              10.6
  Plan participants' contributions                           --              --                1.8               1.9
  Plan amendments                                             1.1            --               (0.9)             --
  Actuarial loss                                             33.0            56.6             34.3              40.7
  Gross benefits paid                                       (31.5)          (36.1)           (12.2)            (13.4)
                                                       ------------    -------------    -------------     --------------
    Net benefit obligation at end of year                   608.5           553.3            215.7             174.5
                                                       ------------    -------------    -------------     --------------

Change in plan assets:
  Fair value of plan assets at beginning of year            483.3           556.3             73.8              83.0
  Actual return on plan assets                              (25.1)          (36.9)            (7.2)             (6.8)
  Employer contributions                                     40.0            --               11.1               9.1
  Plan participants' contributions                           --              --                1.8               1.9
  Gross benefits paid                                       (31.5)          (36.1)           (12.2)            (13.4)
                                                       ------------    -------------    -------------     --------------
    Fair value of plan assets at end of year                466.7           483.3             67.3              73.8
                                                       ------------    -------------    -------------     --------------

Funded status at end of year                               (141.8)          (70.0)          (148.4)           (100.7)
Unrecognized net actuarial loss                             172.1            74.2             63.4              16.8
Unrecognized prior service cost                              19.9            21.5             (0.9)             (0.9)
Unrecognized net transition obligation (asset)               (1.4)           (3.3)            36.7              41.1
                                                       ------------    -------------    -------------     --------------
    Net amount recognized at end of year                    $48.8           $22.4           ($49.2)           ($43.7)
                                                       ============    =============    =============     ==============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
    Prepaid benefit cost                                    $70.4           $45.5             $2.3              $2.1
    Accrued benefit cost                                    (21.6)          (23.1)           (51.5)            (45.8)
    Additional minimum liability                            (90.0)          (36.1)            --                --
    Intangible asset                                         16.5             8.7             --                --
    Accumulated other comprehensive loss                     73.5            27.4             --                --
                                                       ------------    -------------    -------------     --------------
     Net amount recognized at measurement date               48.8            22.4            (49.2)            (43.7)
                                                       ------------    -------------    -------------     --------------

Contributions paid after 9/30 and prior to 12/31             --              --                4.0               2.5
                                                       ------------    -------------    -------------     --------------
    Net amount recognized at 12/31                          $48.8           $22.4           ($45.2)           ($41.2)
                                                       ============    =============    =============     ==============

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $213.9 million and $64.3 million, respectively, at Sept. 30, 2002 and $167.8 million and $64.5 million, respectively, at Sept. 30, 2001. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans with accumulated benefit obligations in excess of plan assets were $452.4 million, $418.8 million and $313.2 million, respectively, at Sept. 30, 2002 and $293.9 million, $283.7 million and $225.7 million, respectively, at Sept. 30, 2001. Alliant Energy's net periodic benefit cost is primarily included in "Other operation and maintenance" in the Consolidated Statements of Income. For the various Alliant Energy pension and postretirement plans, Alliant Energy common stock represented less than 1% of total plan investments at Dec. 31, 2002 and 2001.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. At both Dec. 31, 2002 and 2001, the funded balances of such plans totaled approximately $4 million, none of which consisted of Alliant Energy common stock. Alliant Energy's pension benefit obligation under these plans was $38.2 million and $34.4 million at Dec. 31, 2002 and 2001, respectively. Alliant Energy's pension expense under these plans was $4.3 million, $3.4 million, and $3.6 million in 2002, 2001 and 2000, respectively.

Alliant Energy has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2002 and 2001, the cash surrender value of these investments was $32 million and $30 million, respectively. Under Alliant Energy's deferred compensation plans, certain key employees and directors can defer part or all of their current compensation in company stock or interest accounts, which are held in grantor trusts. At Dec. 31, 2002 and 2001, the fair market value of the trusts totaled approximately $4.9 million and $2.2 million, respectively, the majority of which consisted of Alliant Energy common stock. A significant number of Alliant Energy employees also participate in defined contribution pension plans (401(k) and Employee Stock Ownership plans). Alliant Energy's contributions to the plans, which are based on the participants' level of contribution, were $9.2 million, $8.2 million, and $8.1 million in 2002, 2001 and 2000, respectively.

(b) Equity Incentive Plans - In 2002, Alliant Energy shareowners approved the EIP that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2002, non-qualified stock options were outstanding under this plan. The maximum number of shares of Alliant Energy common stock that may be issued under the plan is 4 million.

Alliant Energy also has an LTEIP that permits the grant of incentive stock options, non-qualified stock options, restricted stock, performance shares and performance units to key employees. At Dec. 31, 2002, non-qualified stock options, restricted stock and performance shares were outstanding. The maximum number of shares of Alliant Energy common stock that may be issued under the plan is 3.8 million. This plan expires January 2004, at which time no further grants may be made under this plan.

Options granted to date under the plans were granted at the quoted market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Participants' options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. A summary of the stock option activity was as follows:

                                                 2002                        2001                       2000
                                       -------------------------   -------------------------   -----------------------
                                                      Weighted                   Weighted                   Weighted
                                                      Average                     Average                   Average
                                                      Exercise                   Exercise                   Exercise
                                          Shares       Price          Shares       Price         Shares      Price
                                       -------------------------   -------------------------   -----------------------
Outstanding at beginning of year          2,917,229     $30.03        2,265,862    $29.67        1,543,028    $30.32
Options granted                             945,863      27.79          721,072     31.14          899,094     28.59
Options exercised                                --      --             (42,432)    29.87          (15,486)    30.03
Options forfeited                           (20,956)     29.41          (27,273)    30.07         (160,774)    29.90
                                       --------------              -------------               ------------
Outstanding at end of year                3,842,136      29.48        2,917,229     30.03        2,265,862     29.67
                                       ==============              =============               ============
Exercisable at end of year                2,242,187      29.93        1,593,047     29.94          962,073     30.12


The range of exercise prices for the options outstanding at Dec. 31, 2002 was $27.50 to $31.56. The weighted-average remaining contractual life of outstanding options at Dec. 31, 2002, 2001 and 2000 was 7.4 years, 7.7 years and 8.3 years, respectively. The value of the options granted during the year using the Black-Scholes pricing method was as follows:

                                                          2002            2001             2000
                                                      -------------    ------------     ------------
Value of options                                         $9.14            $4.30            $7.71
Volatility                                               40.6%            18.9%            32.7%
Risk free interest rate                                   5.0%            5.0%             5.7%
Expected life                                           10 years        10 years         10 years
Expected dividend yield                                   6.0%            6.6%             6.3%


At Dec. 31, 2002 and 2001, Alliant Energy had 1,745 and 61,137 shares of restricted stock outstanding, respectively. Any unvested shares of restricted stock become fully vested upon retirement. Participants' unvested restricted stock is forfeited when the participant leaves Alliant Energy. Compensation cost, which is recognized over the three-year restriction period, was $0.2 million, $0.6 million and $0.6 million in 2002, 2001 and 2000, respectively.

The payout to key employees of Corporate Services for performance shares is contingent upon achievement over a three-year period of specified earnings per share growth and total return to shareowners of Alliant Energy compared with an investor-owned utility peer group. The payout to key employees of Resources is contingent upon achievement over a three-year period of specified Resources earnings per share growth. Performance shares are paid out in shares of Alliant Energy's common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. Performance shares have an intrinsic value equal to the quoted market price of a share on the date of grant. Pursuant to APB 25, Alliant Energy accrues the plan expense over the three-year period the services are performed and recognized (income) expense of ($1.6) million, $2.4 million and $0.4 million in 2002, 2001 and 2000, respectively.

(7)  COMMON AND PREFERRED STOCK
(a) Common Stock - The number of shares of common stock issued by Alliant Energy under its various stock plans was as follows:

                                      2002               2001                2000
                                 ----------------   ----------------    ----------------
Beginning balance                    89,682,334        79,010,114          78,984,014
Shares issued:
     Public offering                         --         9,775,000                  --
     Shareowner Direct Plan           1,877,032           668,379               5,666
     401(k) Savings Plan                689,336           161,239                  --
     Equity incentive plans              55,518            67,602              20,434
                                 ----------------   ----------------    ----------------
Ending balance                       92,304,220        89,682,334          79,010,114
                                 ================   ================    ================

In November 2001, Alliant Energy completed a public offering of its common stock generating net proceeds of approximately $263 million which were used to repay short-term debt. From January 2000 to June 2001, Alliant Energy satisfied its requirements under the Shareowner Direct Plan (dividend reinvestment and stock purchase plan) by acquiring Alliant Energy common stock on the open market, rather than through original issue. In 2000, 5,666 shares of common stock were issued related to an adjustment of a prior acquisition of oil and gas properties. At Dec. 31, 2002 and 2001, Alliant Energy had a total of 6.8 million and 2.6 million shares, respectively, available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, LTEIP, EIP and 401(k) Savings Plan.

Alliant Energy has a Shareowner Rights Plan whereby rights will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of Alliant Energy's common stock. Each right will initially entitle shareowners to buy one-half of one share of Alliant Energy's common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right's then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right's per full share exercise price. The Board of Directors is also authorized to reduce the 15% ownership threshold to not less than 10%.

Alliant Energy's utility subsidiaries each have dividend payment restrictions based on their respective bond indentures, the terms of their outstanding preferred stock and state regulatory limitations applicable to them. WP&L's preferred stock restricts dividends to the extent that such dividend would reduce the common stock equity ratio to less than 25%. In its September 2002 rate order, the PSCW stated it must approve the payment of dividends by WP&L to Alliant Energy in excess of the level forecasted in the order ($62 million annually) if such dividends would reduce WP&L's common equity ratio below 44.67% of total capitalization. In accordance with the IUB order authorizing the IP&L merger, IP&L must inform the IUB if its common equity ratio falls below 42% of total capitalization. As of Dec. 31, 2002, Alliant Energy's utility subsidiaries were in compliance with all such dividend restrictions.

In 2002, 11 non-employee directors received 1,000 shares each of Alliant Energy common stock through the Shareowner Direct Plan as part of the directors' compensation program, for a total of approximately $337,000. In 2001, 14 non-employee directors received up to 1,000 shares each of Alliant Energy common stock through the Shareowner Direct Plan, for a total of approximately $338,000. In 2000, 12 non-employee directors received up to $20,000 each in Alliant Energy common stock, for a total of approximately $222,000.

(b) Preferred Stock - In September 2002, IP&L redeemed all of its then outstanding shares of preferred stock. In December 2002, IP&L issued six million shares of preferred stock at $25.00 per share in a private placement. IP&L used the net proceeds of approximately $145 million to repay its short-term debt and for general corporate purposes, including to fund capital expenditures and to repay other debt. The fair market value of Alliant Energy's cumulative preferred stock of subsidiaries, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2002 and 2001 was $198 million and $99 million, respectively. Information related to the carrying value of Alliant Energy's cumulative preferred stock of subsidiaries, net at Dec. 31 was as follows (in millions):

                                                                           2002            2001
                                                                        ------------   -------------
 Par/Stated   Authorized     Shares                         Mandatory
   Value        Shares     Outstanding       Series        Redemption
   -----        ------     -----------       ------        ----------
     $25      16,000,000    6,000,000        8.375%            No           $150.0           $--
    $100          *          449,765      4.40% - 6.20%        No             45.0           45.0
     $25          *          599,460          6.50%            No             15.0           15.0
     $50      466,406 **     366,406      4.30% - 6.10%        No             --             18.3
     $50         ***         216,381      4.36% - 7.76%        No             --             10.8
     $50         ***         545,000          6.40%        $50 / share        --             27.3
                                                                        ------------   -------------
                                                                             210.0          116.4
    Less:  unamortized expenses                                               (4.9)          (2.4)
                                                                        ------------   -------------
                                                                            $205.1         $114.0
                                                                        ============   =============

*   3,750,000 authorized shares in total.
**  Fully retired in 2002.
*** 2,000,000 authorized shares in total, fully retired in 2002.

(8)  DEBT
(a) Short-Term Debt - To provide short-term borrowing flexibility and security for commercial paper outstanding, Alliant Energy and its subsidiaries maintain bank lines of credit, of which most require a fee. Alliant Energy discontinued the use of its utility money pool in 2002 and WP&L and IP&L are now meeting any short-term borrowing needs they have by issuing commercial paper and borrowing on its bank lines of credit, respectively. At Dec. 31, 2001, IP&L and WP&L had money pool borrowings of $38.0 million and $90.8 million, respectively. Information regarding short-term debt was as follows (dollars in millions):

                                                          2002               2001
                                                     ----------------    -------------
At Dec. 31:
   Commercial paper outstanding                             $195.5            $68.4
   Discount rates on commercial paper                     1.6-1.9%         2.4-3.2%
   Bank facility borrowings                                  $85.0              $--
   Interest rates on bank facility borrowings             2.3-2.4%              N/A
   Short-term borrowings at foreign subsidiaries             $28.7            $84.3
   Interest rates on foreign short-term borrowings        5.3-6.9%         5.6-6.9%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)                 $337.9           $274.1
   Average interest rates on short-term debt                  2.7%             4.8%


(b) Long-Term Debt - The former IESU indentures securing its First Mortgage and Collateral Trust Bonds constitute direct first mortgage liens and a second lien while First Mortgage Bonds remain outstanding, respectively, upon substantially all tangible public utility property of IP&L (excluding those of the former IPC). WP&L's and the former IPC's First Mortgage Bonds are secured by substantially all of their utility plant. IP&L, WP&L and Resources also maintain indentures relating to the issuance of unsecured debt securities.

In December 2002, Resources issued $300 million of 9.75% senior notes due 2013 in a private placement. The notes are unconditionally guaranteed by Alliant Energy. Resources used the proceeds to repay short-term debt. In November 2001, Resources issued $300 million of senior notes at a fixed interest rate of 7%, due 2011. The notes are fully and unconditionally guaranteed by Alliant Energy. Resources used the proceeds to repay other Resources' debt. In March 2001, IP&L issued $200 million of senior unsecured debentures at a fixed interest rate of 6-3/4%, due 2011. IP&L used the proceeds to repay short- and long-term debt.

Debt maturities for 2003 to 2007 are $47 million, $106 million, $337 million, $68 million and $225 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

The carrying value of Alliant Energy's long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2002 and 2001 was $2.7 billion and $2.5 billion, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2002 and 2001 was $2.9 billion and $2.6 billion, respectively.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of Alliant Energy's current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since IP&L and WP&L are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy's shareowners. Information relating to various investments held by Alliant Energy at Dec. 31 that are marked-to-market as a result of SFAS 115 were as follows (in millions):

                                                         2002                                    2001
                                           ----------------------------------     -----------------------------------
                                                               Unrealized                             Unrealized
                                            Carrying/Fair     Gains, Net of        Carrying/Fair    Gains/(Losses),
                                                Value              Tax                 Value          Net of Tax
                                           ----------------- ----------------     ---------------- ------------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Debt securities                            $206               $9                  $191              $3
     Equity securities                           139               13                   142              42
        Total                                    345               22                   333              45
  Investment in McLeod                             2               --                    14              (9)
  Various other investments                       19                3                    23               1
Trading securities:
  Investment in McLeod                             1               (a)                    6              (a)


(a) Adjustments to the trading securities are reflected in earnings in the "Miscellaneous, net" line in the Consolidated Statements of Income.

Nuclear Decommissioning Trust Funds - At Dec. 31, 2002, $114 million, $43 million and $49 million of the debt securities mature in 2003-2010, 2011-2020 and 2021-2049, respectively. The fair value of the nuclear decommissioning trust funds was, as reported by the trustee, adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of accumulated provision for depreciation of related plant assets. The funds realized gains from the sales of securities of $10.4 million, $2.0 million and $5.0 million in 2002, 2001 and 2000, respectively (cost of the investments based on specific identification was $111.1 million, $169.8 million and $213.4 million, respectively, and proceeds from the sales were $121.5 million, $171.8 million and $218.4 million, respectively).

Investment in McLeod - Alliant Energy has investments in the common stock of McLeod, a telecommunications company. In accordance with SFAS 115, the carrying values of the investments are adjusted to estimated fair value based upon McLeod's closing price at the end of each quarter. Changes in fair value of investments designated as available-for-sale securities are reported in other comprehensive income, and impact current earnings when gains or losses are realized through sale or if a decline in value is determined to be "other-than-temporary." Changes in fair value of investments designated as trading securities are reflected in earnings in the "Miscellaneous, net" line in the Consolidated Statements of Income.

Upon the adoption of SFAS 133 in 2000 for the embedded derivative related to McLeod stock in Resources' exchangeable senior notes (refer to Note 10(a) for additional information), Alliant Energy designated a portion of its McLeod investments as trading securities. As result of this change in designation to trading securities, in 2000, Alliant Energy reclassified $321.3 million of unrealized appreciation ($187.3 million after-tax) from accumulated other comprehensive income to net income. In 2000, Alliant Energy recognized miscellaneous income of $23.8 million for pre-tax gains realized upon sales of McLeod available-for-sale securities, for which the appreciation was previously reflected in accumulated other comprehensive income.

On Jan. 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod's common stock was suspended by Nasdaq. Consequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and reduced the cost basis of its investments to the last quoted market price on Jan. 30, 2002. In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of approximately 3.3 million shares of new common stock and classified 0.9 million and 2.4 million shares (0.1 million shares were received by discontinued operations) as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq, Alliant Energy resumed accounting for its McLeod investments under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. As a result of these events, Alliant Energy recognized pre-tax impairment charges in 2002 for available-for-sale securities totaling $27.2 million.

Investments in Foreign Entities - The geographic concentration of Alliant Energy's significant continuing foreign investments at Dec. 31 was as follows (in millions):

                         Brazil        China       New Zealand        Mexico        Total
                        ---------    ----------   ---------------    ----------    ---------
2002
----
   Unconsolidated           $214         $19                  $86         $55          $374
   Consolidated               --         161                   --          --           161
                        ---------    ----------   ---------------    ----------    ---------
      Total                 $214        $180                  $86         $55          $535
                        =========    ==========   ===============    ==========    =========

2001
----
   Unconsolidated           $378         $21                  $68         $41          $508
   Consolidated               --         146                   --          --           146
                        ---------    ----------   ---------------    ----------    ---------
      Total                 $378        $167                  $68         $41          $654
                        =========    ==========   ===============    ==========    =========


Brazil - Resources holds a non-controlling interest in five Brazilian
------
electric utility companies through several direct investments accounted for under the equity method of accounting. At Dec. 31, 2002 and 2001, Resources' direct investments included a 49.9% direct ownership interest in GIPAR, S.A., an electric utility holding company; a 39.4% direct ownership interest in Companhia Forca e Luz Cataguazes - Leopoldina, S.A. (Cataguazes), an electric utility; a 45.6% direct ownership interest in Energisa, S.A., an energy development company; a 49.9% direct ownership interest in Pbpart - SE 1 Ltda., an electric utility holding company; and a 50.0% (49.7% at Dec. 31, 2001) direct ownership interest in Usina Termeletrica de Juiz de Fora S.A., a thermal power plant.

China - Resources' consolidated investments included a controlling interest
-----
in Peak Pacific Investment Company, Ltd., a company that develops investment opportunities in generation infrastructure projects in China, and Anhui New Energy Heat & Power Co., Ltd., a combined heat and power facility. Resources' unconsolidated investments included a 50.0% ownership interest in Jiaxing JIES Power & Heat Co., Ltd. and a 30.0% ownership interest in Tongxiang TIES Power & Heat Co., Ltd. Both of these combined heat and power facilities are accounted for under the equity method.

New Zealand - Resources' investments included a 20.4% ownership interest in
-----------
TrustPower Ltd., a New Zealand hydro and wind generation utility company, which is accounted for under the equity method and several other smaller investments accounted for under the cost method.

Mexico - Resources' investment in Mexico consisted of a loan receivable
------
(including accrued interest income) from a Mexican development company. Under provisions of the loan, Resources has agreed to lend up to $65 million to support the development of a resort community near the Baja peninsula. The loan accrues interest at 8.75% and is secured by the undeveloped land of the resort community. Repayment of the loan principal and interest will be based on a portion of the proceeds from the sales of real estate in the resort community and therefore is dependent on the successful development of the project and the ability to sell real estate. Alliant Energy may also realize royalty income on the real estate sales once the loan is repaid.

Investment in ATC - At Dec. 31, 2002 and 2001, WP&L had ownership interests in ATC of approximately 26.6% and 26.5%, respectively, and accounts for this investment under the equity method. Pursuant to various agreements, WP&L receives a range of transmission services from ATC. WP&L provides operation, maintenance, and various transitional and construction services to ATC. WP&L and ATC also bill each other for use of shared facilities owned by each party. ATC billed WP&L $38.7 million and $36.4 million in 2002 and 2001, respectively. WP&L billed ATC $18.1 million and $18.4 million in 2002 and 2001, respectively, and recorded equity earnings of $14.3 million and $14.6 million in 2002 and 2001, respectively.

Unconsolidated Equity Investments - Summary financial information from Alliant Energy's unconsolidated equity investments' financial statements is as follows (in millions):

                                               2002 *         2001        2000
                                             ------------  ------------ ----------
  Operating revenues                            $1,440.6      $2,214.1   $1,194.3
  Operating income                                 159.8         138.2       42.5
  Net income (loss)                                 36.6          52.1       69.7
As of Dec. 31:
  Current assets                                   383.0         454.5
  Non-current assets                             1,976.4       2,117.0
  Current liabilities                              435.9         519.3
  Non-current liabilities                          505.1         557.0
  Minority interest                                133.4         213.5


*  Alliant Energy's investment in Cargill-Alliant was sold in 2002.

(10)  DERIVATIVE FINANCIAL INSTRUMENTS
(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities and changes in the derivatives' fair values for non-regulated entities in earnings unless specific hedge accounting criteria are met. For IP&L and WP&L, changes in the derivatives' fair values are generally recorded as regulatory assets or liabilities. The PSCW issued a letter to WP&L in August 2002 authorizing accounting for its derivatives in such manner.

At Dec. 31, 2002 and 2001, Alliant Energy had $6.4 million and $6.5 million, respectively, of derivative assets included in "Other current assets" on its Consolidated Balance Sheets and $9.1 million and $3.6 million, respectively, of derivative liabilities included in "Other current liabilities" on its Consolidated Balance Sheets. At Dec. 31, 2001, Alliant Energy also had $0.4 million of derivative liabilities included in "Other long-term liabilities and deferred credits" on its Consolidated Balance Sheets.

In the first quarter of 2001, Alliant Energy recorded a net loss of $12.9 million (all related to discontinued operations) for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of Jan. 1, 2001 at Alliant Energy's equity method investees. This transition adjustment represents Alliant Energy's share of the difference between the carrying amount of Southern Hydro's electricity derivative contracts under the applicable accounting principles in effect at Dec. 31, 2000, and the carrying values of these electricity derivative contracts as determined in accordance with SFAS 133 as of Jan. 1, 2001.

In the third quarter of 2000, Alliant Energy recorded net income of $16.7 million for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of July 1, 2000 at Alliant

Energy's consolidated subsidiaries. This transition adjustment was primarily the result of the difference between the carrying amount of Resources' exchangeable senior notes issued in February 2000 (due in 2030) under the applicable accounting principles in effect at June 30, 2000, and the carrying values of the debt and embedded derivative components of the notes as determined in accordance with SFAS 133 as of July 1, 2000. Transition adjustments relating to Alliant Energy's other derivative instruments had no material impact on net income.

During 2001 and 2000, $0.1 million of net gains (includes $0.1 million of net losses from discontinued operations) and $6.7 million of net losses (includes $1.3 million of net losses from discontinued operations), respectively, included in the cumulative effect of a change in accounting principle component of accumulated other comprehensive income (loss) were reclassified into earnings, resulting in remaining balances of $0 and $0.1 million at Dec. 31, 2001 and 2000, respectively.

Cash Flow Hedging Instruments - During 2002 and 2001, Alliant Energy held
-----------------------------
various derivative instruments designated as cash flow hedging instruments. WP&L utilized gas commodity financial swap arrangements to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months pursuant to the natural gas cost incentive sharing mechanism with customers in Wisconsin. IP&L and WP&L utilized physical coal purchase contracts, which did not qualify for the normal purchase and sale exception, to manage the price of anticipated coal purchases and sales.

In 2002 and 2001, a net loss of $0.1 million (includes a net gain of $0.1 million from discontinued operations) and a net gain of $2.0 million (includes a net gain of $2.1 million from discontinued operations), respectively, were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In 2002 and 2001, Alliant Energy did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and in 2001 reclassified a loss of $0.9 million (all continuing operations) into earnings as a result of the discontinuance of hedges. At Dec. 31, 2002, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was six months (three months for continuing operations) and Alliant Energy estimated that losses of $3.3 million (includes losses of $3.5 million for discontinued operations) will be reclassified from accumulated other comprehensive income (loss) into earnings in 2003 as the hedged transactions affect earnings.

Other Derivatives Not Designated in Hedge Relationships - Alliant Energy's
-------------------------------------------------------
derivatives that were not designated in hedge relationships during 2002 and/or 2001 included the embedded derivative component of Resources' exchangeable senior notes, electricity price collars, and physical coal and gas contracts not designated in hedge relationships.

At maturity, the holders of Resources' exchangeable senior notes are paid the higher of the principal amount of the notes or an amount based on the value of McLeod common stock. SFAS 133 requires that Alliant Energy split the initial value of the notes into debt and derivative components. The payment feature tied to McLeod stock is considered an embedded derivative under SFAS 133 that must be accounted for as a separate derivative instrument. This component is classified as a derivative liability on the Consolidated Balance Sheets. Subsequent changes in the fair value of the option are reflected as increases or decreases in Alliant Energy's reported net income. The carrying amount of the host debt security, classified as long-term debt, is adjusted for amortization of the debt discount in accordance with the interest method as prescribed by APB 21, "Interest on Receivables and Payables."

Changes in the fair value of the McLeod shares designated as trading are reflected as increases or decreases in Alliant Energy's net income. These trading gains or losses are expected to correspond with, and partially offset, changes in the intrinsic value of the embedded derivative component of Resources' exchangeable senior notes. Changes in the time value portion of the derivative component will result in non-cash increases or decreases to Alliant Energy's net income. Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for 2002, 2001 and 2000 was expense of $5.0 million, $215.1 million and $102.5 million, respectively, related to the change in value of the McLeod trading securities, partially offset by income of $0.4 million, $181.6 million and $101.8 million, respectively, related to the change in value of the derivative component of the exchangeable senior notes.

Electricity price collars were used to manage utility energy costs during supply/demand imbalances. Physical coal and gas contracts that do not qualify for the normal purchase and sale exception were used to manage the price of anticipated coal and gas purchases and sales.

(b) Weather Derivatives - Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its natural gas sales volumes. In 2002 and 2001, Corporate Services, as agent for IP&L and WP&L, entered into non-exchange traded options based on heating degree days in which Corporate Services receives payment from the counterparty if actual heating degree days are less than the strike price in the contract. Corporate Services paid premiums to enter into these contracts, which are amortized to expense over the contract period. Alliant Energy has used the intrinsic value method to account for these weather derivatives.

(c) Nuclear Decommissioning Trust Fund Investments - Historically, WP&L has entered into combinations of options to mitigate the effect of significant market fluctuations on its common stock investments in its nuclear decommissioning trust funds. The derivative transactions are designed to protect the portfolio's value while allowing the funds to earn a total return modestly in excess of long-term expectations over the hedge period. Fair value changes of these instruments do not impact net income as they are recorded as equally offsetting changes in the investment in nuclear decommissioning trust funds and accumulated depreciation.

(d) Energy-trading Contracts - Resources is the majority owner of a natural gas marketing operation, NG Energy Trading, LLC (NG). NG enters into financial and physical contracts for the sale, purchase, storage, transportation and loan of natural gas. NG accounts for all its positions, including gas in storage, at estimated fair value, with changes in fair value reported in earnings. Alliant Energy adopted EITF Issue 02-3 effective Jan. 1, 2003 for all contracts that were in place and storage gas acquired prior to Oct. 25, 2002, and will reclassify prior period trading contracts on a net basis in its Consolidated Statements of Income commencing in January 2003.

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Expenditures - Certain commitments have been made in connection with 2003 capital expenditures. During 2003, total construction and acquisition expenditures relating to continuing operations are estimated to be approximately $820 million.

(b) Purchased-Power, Coal and Natural Gas Contracts - Alliant Energy, through its subsidiaries Corporate Services, IP&L and WP&L, has entered into purchased-power, coal and natural gas supply, transportation and storage contracts. Certain purchased-power commitments are considered operating leases and are therefore not included here, but are included in Note 3. The natural gas supply commitments are all index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for "take-or-pay" contracts which result in dollar commitments with no associated tons or Dths. At Dec. 31, 2002, Alliant Energy's minimum commitments were as follows (dollars and Dths in millions; MWhs and tons in thousands):

                   Purchased-power                   Coal                     Natural gas
                -----------------------    -------------------------    -------------------------
                 Dollars        MWhs        Dollars         Tons         Dollars         Dths
                ----------    ---------    ----------     ----------    -----------    ----------
2003              $114.5        2,752         $81.1          9,889          $90.7           6
2004                15.5          361          57.6          9,301           36.5          --
2005                 2.0           --          40.2          6,130           26.0          --
2006                 2.0           --          12.7            898           15.0          --
2007                 0.1           --           3.6             --           14.7          --
Thereafter           0.4           --           --              --           26.4          --


(c) Legal Proceedings - Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition or results of operations.

(d) Guarantees and Commitments - At Dec. 31, 2002 and 2001, Alliant Energy had guarantees outstanding to support unconsolidated affiliate and third-party financing arrangements of approximately $4 million and $14 million, respectively. Such guarantees are not included on Alliant Energy's Consolidated Balance Sheets. At Dec. 31, 2002, the remaining term of the guarantees and the underlying debt was five years. Refer to Note 3 for discussion of Alliant Energy's residual value guarantees of its synthetic leases.

In the third quarter of 2002, Alliant Energy sold its 50% ownership interest in its Cargill-Alliant electricity-trading joint venture to Cargill. Under the purchase and sale agreement ("Agreement"), Alliant Energy agreed to indemnify Cargill from expenses resulting from the breach of the representations and warranties made by Alliant Energy as of the closing date, and for the breach of its obligations under the Agreement. While the indemnification does not include a maximum limit, Alliant Energy believes the likelihood of having to make any material cash payments under this indemnification is remote. At Dec. 31, 2002, there were no claims related to the indemnification.

In November 2002, the FASB issued FIN 45 which requires disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after Dec. 31, 2002. Alliant Energy does not anticipate FIN 45 will have a material impact on its financial condition or results of operations.

(e) Environmental Liabilities - Alliant Energy had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at Dec. 31 (in millions):


Environmental liabilities         2002           2001        Regulatory assets       2002           2001
-------------------------      -----------    -----------    -----------------    ----------     -----------
   MGP sites                      $49.3          $43.9          MGP sites             $54.1          $50.2
   NEPA                             6.6            8.2          NEPA                    7.9            9.7
   Other                            0.2            0.4          Other                   2.9            3.2
                               -----------    -----------                         -----------    -----------
                                  $56.1          $52.5                                $64.9          $63.1
                               ===========    ===========                         ===========    ===========

MGP Sites - IP&L and WP&L have current or previous ownership interests in 43
---------
and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IP&L and WP&L have received letters from state environmental agencies requiring no further action at eight and five sites, respectively. IP&L and WP&L are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IP&L and WP&L record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2002, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all utility subsidiary sites to be approximately $37 million to $64 million.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IP&L has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs. Regulatory assets have been recorded by IP&L and WP&L, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IP&L and WP&L believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial conditions or results of operations.

Settlement has been reached with all of IP&L's and WP&L's insurance carriers regarding reimbursement for their MGP-related costs. Insurance recoveries available at Dec. 31, 2002 for IP&L and WP&L were $4.5 million and $2.1 million, respectively. Pursuant to their applicable rate making treatment, IP&L has recorded its recoveries in "Other long-term liabilities and deferred credits" and WP&L has recorded its recoveries as an offset against its regulatory assets. In February 2001, the IUB issued an order directing IP&L to refund its insurance recoveries related to former IESU MGP sites. Under the refund plan, IP&L returned 90% of the recoveries to customers of the former IESU in 2001 and retained 10%.

NEPA - NEPA requires owners of nuclear power plants to pay a special
----
assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IP&L and WP&L recover the costs associated with this assessment through EACs and fuel costs, respectively, over the period the costs are assessed. Alliant Energy continues to pursue relief from this assessment through litigation.

(f) Decommissioning of DAEC and Kewaunee - The IUB, in its interim electric rate order effective July 2002, allows IP&L to recover $11 million annually for its share of the cost to decommission DAEC. FERC, in its most recent interim wholesale rate order effective April 2002, allows WP&L to recover $3 million annually for its share of the cost to decommission Kewaunee. Both interim orders are subject to refund, pending determination of final rates. The PSCW, in an order effective Jan. 1, 2002, eliminated WP&L's recovery from retail customers for the cost to decommission Kewaunee, due to the trust fund being adequately funded. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" on the Consolidated Balance Sheets to the extent recovered through rates.

Additional information relating to the decommissioning of DAEC and Kewaunee was as follows (dollars in millions):

                                                                            DAEC                     Kewaunee
                                                                  -------------------------    ----------------------
Assumptions relating to current rate recovery amounts:
     Alliant Energy's share of estimated decommissioning cost              $374.3                     $263.2
     Year dollars in                                                        2002                       2002
     Method to develop estimate                                     Site-specific study         Site-specific study
     Annual inflation rate                                                 4.20%                       6.50%
     Decommissioning method                                          Prompt dismantling         Prompt dismantling
                                                                        and removal                 and removal
     Year decommissioning to commence                                       2014                       2013
     After-tax return on external investments:
          Qualified                                                         7.10%                     6.12%
          Non-qualified                                                     4.70%                     5.14%
External trust fund balance at Dec. 31, 2002                               $121.2                    $223.7
Internal reserve at Dec. 31, 2002                                           $21.7                       $--
After-tax earnings on external trust funds in 2002                           $3.8                     $19.7


The interim rate recovery amounts for DAEC only include an inflation estimate through 2005. Both IP&L and WP&L are funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. In accordance with their respective regulatory requirements, IP&L and WP&L record the earnings on the external trust funds as interest income with a corresponding entry to interest expense at IP&L and to depreciation expense at WP&L. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

SFAS 143, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets, was adopted by Alliant Energy on Jan. 1, 2003. SFAS 143 requires that the present value of retirement costs for which Alliant Energy has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. The adoption of SFAS 143 will have no impact on IP&L's and WP&L's earnings, as the effects will be offset by the establishment of regulatory assets or liabilities pursuant to SFAS 71.

Alliant Energy has completed a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 as it relates to Alliant Energy primarily includes decommissioning costs for DAEC and Kewaunee. It also applies to a smaller extent to several other regulated and non-regulated assets including, but not limited to, active ash landfills, water intake facilities, underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities. Other than DAEC and Kewaunee, Alliant Energy's asset retirement obligations as of Jan. 1, 2003 are not significant.

Prior to January 2003, IP&L and WP&L recorded nuclear decommissioning charges in accumulated depreciation on their Consolidated Balance Sheets. Upon adoption of SFAS 143, IP&L and WP&L will reverse approximately $125 million and $175 million, respectively, previously recorded in accumulated depreciation and will record liabilities of approximately $250 million and $175 million, respectively. The difference between amounts previously recorded and the net SFAS 143 liability will be deferred as a regulatory asset and is expected to approximate $125 million and $0 for IP&L and WP&L, respectively.

IP&L and WP&L have previously recognized removal costs as a component of depreciation expense and accumulated depreciation for other non-nuclear assets in accordance with regulatory rate recovery. As of Dec. 31, 2002, IP&L and WP&L estimate that they have approximately $250 million and $150 million, respectively, of such regulatory liabilities recorded in "Accumulated depreciation" on their Consolidated Balance Sheets.

(12)  JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other Iowa and Wisconsin utilities, the utility subsidiaries have undivided ownership interests in jointly-owned electric generating stations. IP&L also has joint ownership agreements related to transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to the utility subsidiaries' ownership interest in these facilities at Dec. 31, 2002 was as follows (dollars in millions):

                                                                             Accumulated     Construction
                                 Fuel        Ownership         Plant in     Provision for      Work-In-
                                 Type        Interest %        Service       Depreciation      Progress
                               ---------- ----------------- --------------- --------------- ----------------
IP&L
----
   DAEC                         Nuclear         70.0             $543.3          $318.5          $25.2
   Ottumwa                       Coal           48.0              190.9           118.2            0.7
   Neal Unit 4                   Coal           21.5               85.3            59.4            0.2
   Neal Unit 3                   Coal           28.0               59.9            36.9            1.9
   Louisa Unit 1                 Coal            4.0               25.0            14.9            0.1
                                                            --------------- --------------- ----------------
                                                                  904.4           547.9           28.1
                                                            --------------- --------------- ----------------
WP&L
----
   Edgewater Unit 5              Coal           75.0              234.8           112.9            0.4
   Columbia Energy Center        Coal           46.2              187.5           110.3            1.6
   Kewaunee                     Nuclear         41.0              172.6           120.9            6.8
   Edgewater Unit 4              Coal           68.2               60.0            36.1            1.6
                                                            --------------- --------------- ----------------
                                                                  654.9           380.2           10.4
                                                            --------------- --------------- ----------------

                                                               $1,559.3          $928.1          $38.5
                                                            =============== =============== ================

(13)  SEGMENTS OF BUSINESS
Alliant Energy's principal business segments are:

o Regulated domestic utilities - consists of IP&L and WP&L, serving customers in Iowa, Wisconsin, Minnesota and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the steam and water businesses and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Total Regulated Domestic Utilities."
o Non-regulated businesses - represents the operations of Resources, its subsidiaries and Alliant Energy's investment in Cargill-Alliant (sold in 2002), and is broken down into two segments: a) International (Int'l) and
   b) other, which includes the operations of the Integrated Services, Investments, Non-regulated Generation, Energy Technologies and Mass Marketing business units described in Note 1(a); the operations of Resources (the non-regulated holding company); and any non-regulated reconciling/eliminating entries.
o Other - includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Intersegment revenues were not material to Alliant Energy's operations and there was no single customer whose revenues were 10% or more of Alliant Energy's consolidated revenues. Refer to Note 9 for a breakdown of Alliant Energy's international investments by country. Certain financial information relating to Alliant Energy's significant business segments and products and services was as follows (in millions):

                                        Regulated Domestic Utilities          Non-regulated Businesses
                                    -------------------------------------- -------------------------------            Alliant Energy
                                    Electric    Gas     Other     Total      Int'l     Other      Total     Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2002
----
Operating revenues                   $1,752.5   $394.0    $37.2    $2,183.7  $103.2    $328.6     $431.8     ($6.7)      $2,608.8
Depreciation and amortization           250.6     27.9      3.9       282.4    11.2      17.0       28.2      --            310.6
Operating income (loss)                 299.2     26.2      8.2       333.6     9.7     (21.1)     (11.4)     (0.5)         321.7
Interest expense, net of AFUDC                                        100.0    44.9      31.6       76.5       2.3          178.8
Interest income from loans to
   discontinued operations, net                                        --      (6.0)    (10.0)     (16.0)     --            (16.0)
Equity (income) loss from
   unconsolidated investments                                         (17.6)   17.1      13.3       30.4      --             12.8
Preferred dividends                                                     6.2    --        --         --        --              6.2
Impairment of available-for-sale
   securities of McLeodUSA Inc.                                       --       --        27.2       27.2      --             27.2
Miscellaneous, net                                                    (27.9)    3.4      25.4       28.8      (0.6)           0.3
Income tax expense (benefit)                                          107.1   (12.1)    (54.6)     (66.7)     (4.3)          36.1
Income from continuing operations                                     165.8   (37.6)    (54.0)     (91.6)      2.1           76.3
Income from discontinued
   operations, net of tax                                              --      10.5      20.1       30.6      --             30.6
Net income (loss)                                                     165.8   (27.1)    (33.9)     (61.0)      2.1          106.9
Total assets                          3,676.5    574.9    474.8     4,726.2 1,009.6   1,250.8    2,260.4      14.8        7,001.4
Investments in equity method
   subsidiaries                         125.1     --       --         125.1   297.1      29.1      326.2       0.3          451.6
Construction and acquisition
   expenditures                         371.3     28.6      4.8       404.7    65.5     152.8      218.3      33.8          656.8

------------------------------------------------------------------------------------------------------------------------------------

                                         Regulated Domestic Utilities           Non-regulated Businesses
                                     ---------------------------------------  ------------------------------         Alliant Energy
                                     Electric    Gas     Other     Total       Int'l     Other      Total     Other   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
2001
----
Operating revenues                    $1,756.6   $487.9    $37.1   $2,281.6      $85.4   $263.3     $348.7     ($5.6)    $2,624.7
Depreciation and amortization            245.6     28.8      3.2      277.6        8.3     16.7       25.0      --          302.6
Operating income (loss)                  306.1     11.2      7.5      324.8        7.4    (13.3)      (5.9)     (1.9)       317.0
Interest expense, net of AFUDC                                        100.5       54.6      9.6       64.2       9.8        174.5
Interest income from loans to
   discontinued operations, net                                        --         (0.1)    (9.8)      (9.9)     --           (9.9)
Equity (income) loss from
   unconsolidated investments                                         (15.6)       4.1     (7.2)      (3.1)     (0.1)       (18.8)
Preferred dividends                                                     6.7       --       --         --        --            6.7
Miscellaneous, net                                                    (25.9)      (2.8)    20.7       17.9      (4.6)       (12.6)
Income tax expense (benefit)                                           94.2      (22.7)   (12.3)     (35.0)     (8.4)        50.8
Income from continuing operations                                     164.9      (25.7)   (14.3)     (40.0)      1.4        126.3
Income from discontinued
   operations, net of tax                                              --         11.3     47.7       59.0      --           59.0
Cumulative effect of a change in
   accounting principle, net of tax                                    --        (12.9)    --        (12.9)     --          (12.9)
Net income (loss)                                                     164.9      (27.3)    33.4        6.1       1.4        172.4
Total assets                           3,336.6    506.4    465.0    4,308.0      858.6    995.9    1,854.5      75.4      6,237.9
Investments in equity method
   subsidiaries                          119.2     --       --        119.2      448.3     32.6      480.9      --          600.1
Construction and acquisition
   expenditures                          298.7     36.9      5.2      340.8      173.0    159.3      332.3      40.0        713.1

-----------------------------------------------------------------------------------------------------------------------------------

                                         Regulated Domestic Utilities           Non-regulated Businesses
                                    ---------------------------------------- -------------------------------          Alliant Energy
                                    Electric    Gas     Other      Total       Int'l     Other      Total     Other    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2000
----
Operating revenues                    $1,648.0  $415.0   $33.4    $2,096.4     $ --      $186.0     $186.0     ($2.7)     $2,279.7
Depreciation and amortization            252.6    27.7     3.1       283.4        3.7       9.6       13.3      --           296.7
Operating income (loss)                  330.6    26.6     4.5       361.7       (7.8)    (18.1)     (25.9)      0.2         336.0
Interest expense, net of AFUDC                                       103.1       38.8       9.0       47.8       8.5         159.4
Interest income from loans to
   discontinued operations, net                                       --         --        (7.2)      (7.2)     --            (7.2)
Equity income from
   unconsolidated investments                                         (0.5)      (5.8)    (13.2)     (19.0)     --           (19.5)
Preferred dividends                                                    6.7       --        --         --        --             6.7
Gain on reclassification of
   investments                                                        --         --      (321.3)    (321.3)     --          (321.3)
Miscellaneous, net                                                   (23.3)      (8.9)     (4.3)     (13.2)     (2.7)        (39.2)
Income tax expense                                                   107.9      (14.2)    132.2      118.0       0.3         226.2
Income from continuing operations                                    167.8      (17.7)    186.7      169.0      (5.9)        330.9
Income from discontinued
   operations, net of tax                                             --         (0.5)     51.6       51.1      --            51.1
Cumulative effect of a change in
   accounting principle, net of tax                                   --         --        16.7       16.7      --            16.7
Net income (loss)                                                    167.8      (18.2)    255.0      236.8      (5.9)        398.7
Total assets                           3,402.2   554.4   427.2     4,383.8      631.0   1,702.3    2,333.3      16.7       6,733.8
Investments in equity method
   subsidiaries                            6.5    --      --           6.5      389.0      29.5      418.5      --           425.0
Construction and acquisition
   expenditures                          265.9    35.8     3.0       304.7      395.6     134.1      529.7      11.1         845.5

------------------------------------------------------------------------------------------------------------------------------------

Products and Services
---------------------
                                     Non-regulated and Other Revenues
-----------------------------------------------------------------------------------------------------------
              Integrated
Year           Services      International    Mass Marketing    Investments       Other        Total
-----------------------------------------------------------------------------------------------------------
                                               (in millions)
2002             $258.8          $103.2            $46.9            $26.1           $27.3       $462.3
2001              241.9            85.4              6.8             26.6            19.5        380.2
2000              172.3            --                0.7             28.5            15.2        216.7


(14)  GOODWILL AND OTHER INTANGIBLE ASSETS
Alliant Energy adopted SFAS 142 on Jan. 1, 2002, which resulted in goodwill no longer being subject to amortization. Had
SFAS 142 been adopted Jan. 1, 2000, net income for 2001 and 2000 would have increased $4 million and $1 million, respectively, and basic and diluted EPS would have increased $0.05 and $0.02 per share, respectively. Certain information regarding net goodwill and other intangible assets included on Alliant Energy's Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

                                                                                     2002           2001
                                                                                  -----------    -----------
Net goodwill
    Deferred charges and other (consolidated investments)                              $66           $66
    Investments in unconsolidated foreign entities (equity method investments)           9             7
Net other intangible assets
    Deferred charges and other (consolidated investments)                               19            20
    Investments in unconsolidated foreign entities (equity method investments)          22            35
    Investment in ATC and other (equity method investments)                             25            --


In January 2003, Alliant Energy committed to a plan to sell its interest in SmartEnergy by year-end. In the fourth quarter of 2002, Alliant Energy recorded a SFAS 142 after-tax non-cash goodwill impairment charge related to SmartEnergy of $4.5 million primarily due to less favorable market conditions. The fair value of SmartEnergy's goodwill was estimated using a combination of the expected discounted future cash flows and market value indicators. The impairment charge was recorded in continuing operations, "Miscellaneous, net," in Alliant Energy's Consolidated Statement of Income for 2002.

(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
All "per share" references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

                                                         2002                                      2001
                                         ----------------------------------------  ---------------------------------------
                                          March 31   June 30   Sept. 30  Dec. 31    March 31   June 30  Sept. 30   Dec. 31
                                         ---------- --------- --------- ---------  ---------- --------- --------  --------
                                                              (in millions, except per share data)

Operating revenues                         $608.6    $570.9    $709.4    $719.9      $805.6    $571.0    $631.1    $617.0
Operating income                             63.1      58.7     128.3      71.6        69.4      54.3     125.2      68.1
Income (loss) from continuing operations     (8.4)     (6.7)     43.9      47.5        18.6       8.6      53.2      45.8
Income (loss) from discontinued
   operations, net of tax                    18.1      13.1       0.8      (1.4)        3.5      29.1      16.1      10.3
Cumulative effect of a change in
   accounting principle, net of tax           --        --       --        --         (12.9)     --        --        --
Net income                                    9.7       6.3      44.7      46.1         9.2      37.7      69.3      56.1
EPS:
  Income (loss) from continuing operations  (0.09)    (0.07)     0.48      0.52        0.23      0.11      0.67      0.54
  Income (loss) from discontinued
   operations                                0.20      0.14      0.01     (0.01)       0.05      0.37      0.20      0.12
  Cumulative effect of a change in
   accounting principle                       --        --      --         --         (0.16)     --        --        --
  Net income                                 0.11      0.07      0.49      0.51        0.12      0.48      0.87      0.66


(16)  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Alliant Energy announced in November 2002 its commitment to pursue the sale of, or other exit strategies for, certain non-regulated businesses in 2003. In the fourth quarter of 2002, Alliant Energy applied the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. At Dec. 31, 2002, Alliant Energy's oil and gas (Whiting), Australian (including Southern Hydro) and affordable housing businesses have been classified as held for sale. Alliant Energy currently plans to complete the sales by year-end. The operating results for these businesses have been separately classified and reported as discontinued operations in Alliant Energy's Consolidated Financial Statements. A summary of the components of discontinued operations in Alliant Energy's Consolidated Statements of Income was as follows (in thousands):

                                                         2002             2001            2000
                                                    --------------    ------------    -------------
Operating revenues                                      $185,576        $152,664        $125,310
Operating expenses                                       140,037          99,598          80,224
Interest expense and other                                15,466         (14,992)        (18,589)
                                                    --------------    ------------    -------------
Income before income taxes                                30,073          68,058          63,675
Income tax expense (benefit)                                (539)          9,073          12,636
                                                    --------------    ------------    -------------
Income from discontinued operations, net of tax          $30,612         $58,985         $51,039
                                                    ==============    ============    =============

Alliant Energy's Australian business enters into electricity derivative contracts that have not been designated as hedges (as defined by SFAS 133) to manage the electricity commodity price risk associated with anticipated sales into the spot market. Approximately $16 million of income is included in "Interest expense and other" for both 2002 and 2001 in the previous table related to the change in the fair value of these electricity derivative contracts during these respective periods. In 2000, Alliant Energy's affordable housing business sold a portion of its investment in McLeod, resulting in a pre-tax gain of approximately $24 million included in "Interest expense and other" in the previous table. At Dec. 31, 2002, Alliant Energy's affordable housing business owned approximately 0.1 million shares of McLeod. "Income tax expense (benefit)" in the previous table includes approximately $10 million, $10 million and $7 million of affordable housing tax credits earned by Alliant Energy's affordable housing business during 2002, 2001 and 2000, respectively. These tax credits had a significant impact on the effective tax rate of Alliant Energy's discontinued operations.

A summary of the components of assets and liabilities of discontinued operations on Alliant Energy's Consolidated Balance Sheets at Dec. 31 was as follows (in thousands):

                                                              2002             2001
                                                          -------------    ------------
Assets of discontinued operations:
   Property, plant and equipment, net                         $644,137       $420,619
   Current assets                                               99,044         45,217
   Investments                                                   6,824         60,442
   Deferred charges and other                                  194,323         13,909
                                                          -------------    ------------
       Total assets of discontinued operations                $944,328       $540,187
                                                          =============    ============

Liabilities of discontinued operations:
   Current liabilities                                          65,885         28,521
   Other long-term liabilities and deferred credits             68,990         32,125
   Minority interest                                               124            267
                                                          -------------    ------------
       Total liabilities of discontinued operations            134,999         60,913
                                                          -------------    ------------
         Net assets of discontinued operations                $809,329       $479,274
                                                          =============    ============

In March 2002, Alliant Energy acquired a controlling interest in Southern Hydro and therefore changed from the equity method of accounting to the consolidation method at such time.

A summary of the components of cash flows for discontinued operations for the years ended Dec. 31 was as follows (in thousands):

                                                                     2002           2001          2000
                                                                 -------------   ------------  ------------
Net cash flows from operating activities                            $84,118         $51,562       $44,844
Net cash flows from financing activities                            141,234          32,079        99,338
Net cash flows used for investing activities                       (215,583)        (87,051)     (145,573)
                                                                 -------------   ------------  ------------
Net increase (decrease) in cash and temporary cash investments        9,769          (3,410)       (1,391)
Cash and temporary cash investments at beginning of period            5,261           8,671        10,062
                                                                 -------------   ------------  ------------
Cash and temporary cash investments at end of period                $15,030          $5,261        $8,671
                                                                 =============   ============  ============
Supplemental cash flows information:
  Cash paid during the period for:
     Interest                                                       $14,693          $6,350        $4,878
                                                                 =============   ============  ============
     Income taxes, net of refunds                                   ($7,712)        ($3,331)        ($331)
                                                                 =============   ============  ============

(17)   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources' debt securities. Alliant Energy's condensed consolidating financial statements are as follows:

   Alliant Energy Corporation Condensed Consolidating Statements of Income for the Years Ended December 31, 2002 and 2001

                                                               Alliant Energy              Other Alliant               Consolidated
                                                                   Parent                     Energy     Consolidating    Alliant
                                                                  Company      Resources   Subsidiaries   Adjustments     Energy
                                                               --------------------------------------------------------------------
Year Ended December 31, 2002                                                              (in thousands)
----------------------------
Operating revenues:
  Electric utility                                                      $-            $-    $1,752,534            $-    $1,752,534
  Gas utility                                                            -             -       393,986             -       393,986
  Non-regulated and other                                                -       431,819       356,286      (325,813)      462,292
                                                               --------------------------------------------------------------------
                                                                         -       431,819     2,502,806      (325,813)    2,608,812
                                                               --------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                    -             -       303,570            55       303,625
  Purchased power                                                        -             -       362,501             -       362,501
  Cost of utility gas sold                                               -             -       248,994             -       248,994
  Other operation and maintenance                                    2,116       408,419       846,988      (300,379)      957,144
  Depreciation and amortization                                          7        28,242       288,577        (6,209)      310,617
  Taxes other than income taxes                                          -         6,517        99,031        (1,312)      104,236
                                                               --------------------------------------------------------------------
                                                                     2,123       443,178     2,149,661      (307,845)    2,287,117
                                                               --------------------------------------------------------------------
Operating income (loss)                                             (2,123)      (11,359)      353,145       (17,968)      321,695
                                                               --------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                   5,640        76,486       116,344       (11,932)      186,538
  Interest income from loans to discontinued operations, net             -       (15,959)            -             -       (15,959)
  Equity (income) loss from unconsolidated investments                (941)       31,337       (17,571)            -        12,825
  Allowance for funds used during construction                           -             -        (8,480)          784        (7,696)
  Preferred dividend requirements of subsidiaries                        -             -         6,172             -         6,172
  Impairment of available-for-sale securities of McLeodUSA Inc.          -        27,218             -             -        27,218
  Miscellaneous, net                                              (109,236)       27,218       (17,167)       99,405           220
                                                               --------------------------------------------------------------------
                                                                  (104,537)      146,300        79,298        88,257       209,318
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations before income taxes       102,414      (157,659)      273,847      (106,225)      112,377
                                                               --------------------------------------------------------------------
Income tax expense (benefit)                                        (4,467)      (66,442)      107,959          (942)       36,108
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations                           106,881       (91,217)      165,888      (105,283)       76,269
                                                               --------------------------------------------------------------------
Income from discontinued operations, net of tax                          -        30,612             -             -        30,612
                                                               --------------------------------------------------------------------
Net income (loss)                                                 $106,881      ($60,605)     $165,888     ($105,283)     $106,881
                                                               ====================================================================


Year Ended December 31, 2001
----------------------------
Operating revenues:
  Electric utility                                                      $-            $-    $1,756,556            $-    $1,756,556
  Gas utility                                                            -             -       487,877             -       487,877
  Non-regulated and other                                                -       348,611       310,520      (278,888)      380,243
                                                               --------------------------------------------------------------------
                                                                         -       348,611     2,554,953      (278,888)    2,624,676
                                                               --------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                    -             -       310,689             -       310,689
  Purchased power                                                        -             -       403,166             -       403,166
  Cost of utility gas sold                                               -             -       360,911             -       360,911
  Other operation and maintenance                                    3,609       322,599       772,246      (270,329)      828,125
  Depreciation and amortization                                          -        25,052       277,591             -       302,643
  Taxes other than income taxes                                          -         6,897       103,408        (8,121)      102,184
                                                               --------------------------------------------------------------------
                                                                     3,609       354,548     2,228,011      (278,450)    2,307,718
                                                               --------------------------------------------------------------------
Operating income (loss)                                             (3,609)       (5,937)      326,942          (438)      316,958
                                                               --------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                  14,281        64,096       117,707       (10,480)      185,604
  Interest income from loans to discontinued operations, net             -        (9,938)            -             -        (9,938)
  Equity (income) loss from unconsolidated investments              (7,237)        4,138       (15,700)            -       (18,799)
  Allowance for funds used during construction                           -             -       (11,144)            -       (11,144)
  Preferred dividend requirements of subsidiaries                        -             -         6,720             -         6,720
  Miscellaneous, net                                              (177,151)       18,026       (30,285)      176,913       (12,497)
                                                               --------------------------------------------------------------------
                                                                  (170,107)       76,322        67,298       166,433       139,946
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations before income taxes       166,498       (82,259)      259,644      (166,871)      177,012
                                                               --------------------------------------------------------------------
Income tax expense (benefit)                                        (5,864)      (37,573)       94,642          (438)       50,767
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations                           172,362       (44,686)      165,002      (166,433)      126,245
                                                               --------------------------------------------------------------------
Income from discontinued operations, net of tax                          -        58,985             -             -        58,985
                                                               --------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                                172,362        14,299       165,002      (166,433)      185,230
                                                               --------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax        -       (12,868)            -             -       (12,868)
                                                               --------------------------------------------------------------------
Net income                                                        $172,362        $1,431      $165,002     ($166,433)     $172,362
                                                               ====================================================================

       Alliant Energy Corporation Condensed Consolidating Statement of Income for the Year Ended December 31, 2000

                                                                Alliant Energy                 Other                    Consolidated
                                                                   Parent                  Alliant Energy Consolidating    Alliant
                                                                   Company      Resources   Subsidiaries   Adjustments     Energy
                                                              ----------------------------------------------------------------------
Operating revenues:                                                                        (in thousands)
  Electric utility                                                     $-            $-    $1,648,036            $-      $1,648,036
  Gas utility                                                           -             -       414,948             -         414,948
  Non-regulated and other                                               -       185,952       294,507      (263,769)        216,690
                                                              ----------------------------------------------------------------------
                                                                        -       185,952     2,357,491      (263,769)      2,279,674
                                                              ----------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                                   -             -       288,621             -         288,621
  Purchased power                                                       -             -       294,818             -         294,818
  Cost of utility gas sold                                              -             -       278,734             -         278,734
  Other operation and maintenance                                     703       192,472       751,888      (258,087)        686,976
  Depreciation and amortization                                         -        13,350       283,382             -         296,732
  Taxes other than income taxes                                         -         6,069        98,379        (6,625)         97,823
                                                              ----------------------------------------------------------------------
                                                                      703       211,891     1,995,822      (264,712)      1,943,704
                                                              ----------------------------------------------------------------------
Operating income (loss)                                              (703)      (25,939)      361,669           943         335,970
                                                              ----------------------------------------------------------------------
Interest expense and other:
  Interest expense                                                 17,350        47,832       121,250       (18,283)        168,149
  Interest income from loans to discontinued operations, net            -        (7,195)            -             -          (7,195)
  Equity income from unconsolidated investments                   (14,653)       (4,311)         (504)            -         (19,468)
  Allowance for funds used during construction                          -             -        (8,761)            -          (8,761)
  Preferred dividend requirements of subsidiaries                       -             -         6,713             -           6,713
  Gain on reclassification of investment                                -      (321,349)            -             -        (321,349)
  Miscellaneous, net                                             (407,484)      (13,234)      (31,790)      413,294         (39,214)
                                                              ----------------------------------------------------------------------
                                                                 (404,787)     (298,257)       86,908       395,011        (221,125)
                                                              ----------------------------------------------------------------------
Income from continuing operations before income taxes             404,084       272,318       274,761      (394,068)        557,095
                                                              ----------------------------------------------------------------------
Income taxes                                                        5,422       112,820       106,996           942         226,180
                                                              ----------------------------------------------------------------------
Income from continuing operations                                 398,662       159,498       167,765      (395,010)        330,915
                                                              ----------------------------------------------------------------------
Income from discontinued operations, net of tax                         -        51,039             -             -          51,039
                                                              ----------------------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle, net of tax                               398,662       210,537       167,765      (395,010)        381,954
                                                              ----------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax       -        16,673            35             -          16,708
                                                              ----------------------------------------------------------------------
Net income                                                       $398,662      $227,210      $167,800     ($395,010)       $398,662
                                                              ======================================================================


                           Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2002

                                                                Alliant Energy                Other                     Consolidated
                                                                   Parent                Alliant Energy Consolidating     Alliant
ASSETS                                                             Company     Resources   Subsidiaries   Adjustments      Energy
Property, plant and equipment:                                ----------------------------------------------------------------------
  Utility:                                                                                (in thousands)
      Electric plant in service                                        $-            $-    $5,295,381            $-      $5,295,381
      Gas plant in service                                              -             -       613,122             -         613,122
      Other plant in service                                            -             -       530,456             -         530,456
      Accumulated depreciation                                          -             -    (3,573,407)            -      (3,573,407)
      Construction work in progress                                     -             -       263,096             -         263,096
      Other, net                                                        -             -        68,340             -          68,340
                                                              ----------------------------------------------------------------------
          Total utility                                                 -             -     3,196,988             -       3,196,988
                                                              ----------------------------------------------------------------------
  Non-regulated and other, net:
      Non-regulated generation                                          -       156,699             -             -         156,699
      Other                                                             -       300,128        75,503          (111)        375,520
                                                              ----------------------------------------------------------------------
          Total non-regulated and other                                 -       456,827        75,503          (111)        532,219
                                                              ----------------------------------------------------------------------
                                                                        -       456,827     3,272,491          (111)      3,729,207
                                                              ----------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                                    18,175        72,882         6,412             -          97,469
  Regulatory assets                                                     -             -        46,076             -          46,076
  Assets of discontinued operations                                     -       944,328             -             -         944,328
  Other                                                           254,461       219,028       489,181      (436,395)        526,275
                                                              ----------------------------------------------------------------------
                                                                  272,636     1,236,238       541,669      (436,395)      1,614,148
                                                              ----------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                     1,817,341             -            10    (1,817,351)              -
  Investments in unconsolidated foreign entities                        -       373,816             -             -         373,816
  Other                                                            11,660        56,357       494,867             -         562,884
                                                              ----------------------------------------------------------------------
                                                                1,829,001       430,173       494,877    (1,817,351)        936,700
                                                              ----------------------------------------------------------------------
Deferred charges and other                                              -       137,202       611,721       (27,583)        721,340
                                                              ----------------------------------------------------------------------
Total assets                                                   $2,101,637    $2,260,440    $4,920,758   ($2,281,440)     $7,001,395
                                                              ======================================================================

           Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2002

                                                       Alliant Energy                 Other Alliant                   Consolidated
                                                           Parent                        Energy       Consolidating      Alliant
                                                           Company      Resources     Subsidiaries     Adjustments       Energy
                                                     ------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                        (in thousands)
Capitalization:
  Common stock and additional paid-in capital             $1,294,842      $232,743        $906,261     ($1,139,004)     $1,294,842
  Retained earnings                                          758,187       114,838         773,556        (888,394)        758,187
  Accumulated other comprehensive loss                      (209,943)     (166,947)        (42,996)        209,943        (209,943)
  Shares in deferred compensation trust                       (6,896)            -               -               -          (6,896)
                                                     ------------------------------------------------------------------------------
       Total common equity                                 1,836,190       180,634       1,636,821      (1,817,455)      1,836,190
                                                     ------------------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net                  -             -         205,063               -         205,063
  Long-term debt (excluding current portion)                  24,000     1,290,205       1,323,598               -       2,637,803
                                                     ------------------------------------------------------------------------------
                                                           1,860,190     1,470,839       3,165,482      (1,817,455)      4,679,056
                                                     ------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                             -        41,511           5,080               -          46,591
  Commercial paper                                           135,500             -          60,000               -         195,500
  Other short-term borrowings                                 85,000       194,482          79,003        (244,764)        113,721
  Accounts payable                                             1,534        61,503         223,653               -         286,690
  Accrued taxes                                                9,743        14,149          82,123               -         106,015
  Liabilities of discontinued operations                           -       134,999               -               -         134,999
  Other                                                        6,419       122,395         305,819        (191,631)        243,002
                                                     ------------------------------------------------------------------------------
                                                             238,196       569,039         755,678        (436,395)      1,126,518
                                                     ------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)           (3,198)      137,263         492,352               -         626,417
  Pension and other benefit obligations                        6,328         4,348         170,334               -         181,010
  Other                                                          121        35,526         336,912         (27,590)        344,969
                                                     ------------------------------------------------------------------------------
                                                               3,251       177,137         999,598         (27,590)      1,152,396
                                                     ------------------------------------------------------------------------------
                                                     ------------------------------------------------------------------------------
Minority interest                                                  -        43,425               -               -          43,425
                                                     ------------------------------------------------------------------------------
Total capitalization and liabilities                      $2,101,637    $2,260,440      $4,920,758     ($2,281,440)     $7,001,395
                                                     ==============================================================================

                    Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2001

ASSETS
Property, plant and equipment:
  Utility:
      Electric plant in service                                   $-            $-      $5,123,781              $-      $5,123,781
      Gas plant in service                                         -             -         597,494               -         597,494
      Other plant in service                                       -             -         517,938               -         517,938
      Accumulated depreciation                                     -             -      (3,374,867)              -      (3,374,867)
      Construction work in progress                                -             -         111,069               -         111,069
      Other, net                                                   -             -          62,194               -          62,194
                                                     ------------------------------------------------------------------------------
          Total utility                                            -             -       3,037,609               -       3,037,609
                                                     ------------------------------------------------------------------------------
  Non-regulated and other, net:
      Non-regulated generation                                     -        60,411               -               -          60,411
      Other                                                        -       295,255          49,014            (111)        344,158
                                                     ------------------------------------------------------------------------------
          Total non-regulated and other                            -       355,666          49,014            (111)        404,569
                                                     ------------------------------------------------------------------------------
                                                                   -       355,666       3,086,623            (111)      3,442,178
                                                     ------------------------------------------------------------------------------
Current assets:
  Income tax refunds receivable                                7,552        11,438           6,411               -          25,401
  Regulatory assets                                                -             -          19,632               -          19,632
  Assets of discontinued operations                                -       540,187               -               -         540,187
  Other                                                      180,962       231,008         337,582        (225,916)        523,636
                                                     ------------------------------------------------------------------------------
                                                             188,514       782,633         363,625        (225,916)      1,108,856
                                                     ------------------------------------------------------------------------------
Investments:
  Consolidated subsidiaries                                1,793,737             -               -      (1,793,737)              -
  Investments in unconsolidated foreign entities                   -       508,145               -               -         508,145
  Other                                                       32,814        66,028         477,929             (14)        576,757
                                                     ------------------------------------------------------------------------------
                                                           1,826,551       574,173         477,929      (1,793,751)      1,084,902
                                                     ------------------------------------------------------------------------------
Deferred charges and other                                     3,661       120,005         511,537         (33,214)        601,989
                                                     ------------------------------------------------------------------------------
Total assets                                              $2,018,726    $1,832,477      $4,439,714     ($2,052,992)     $6,237,925
                                                     ==============================================================================

                     Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2001

                                                                  Alliant Energy             Other Alliant              Consolidated
                                                                      Parent                    Energy     Consolidating   Alliant
                                                                      Company    Resources   Subsidiaries   Adjustments    Energy
                                                                  ------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                                (in thousands)
Capitalization:
  Common stock and additional paid-in capital                      $1,240,690     $232,743     $789,002    ($1,021,745)  $1,240,690
  Retained earnings                                                   832,293      175,443      749,102       (924,545)     832,293
  Accumulated other comprehensive loss                               (152,434)    (140,137)     (12,297)       152,434     (152,434)
  Shares in deferred compensation trust                                (2,208)           -            -              -       (2,208)
                                                                  ------------------------------------------------------------------
       Total common equity                                          1,918,341      268,049    1,525,807     (1,793,856)   1,918,341
                                                                  ------------------------------------------------------------------

  Cumulative preferred stock of subsidiaries, net                           -            -      113,953              -      113,953
  Long-term debt (excluding current portion)                           24,000    1,105,792    1,328,149              -    2,457,941
                                                                  ------------------------------------------------------------------
                                                                    1,942,341    1,373,841    2,967,909     (1,793,856)   4,490,235
                                                                  ------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                      -        9,946          560              -       10,506
  Commercial paper                                                     68,389            -            -              -       68,389
  Other short-term borrowings                                               -       84,318            -              -       84,318
  Accounts payable                                                          -       35,969      185,949            (95)     221,823
  Accrued taxes                                                             -        9,712       77,387              -       87,099
  Liabilities of discontinued operations                                    -       60,913            -              -       60,913
  Other                                                                 4,341       46,670      404,134       (225,821)     229,324
                                                                  ------------------------------------------------------------------
                                                                       72,730      247,528      668,030       (225,916)     762,372
                                                                  ------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income tax expense (benefit)                    (4,033)     152,196      459,389              -      607,552
  Pension and other benefit obligations                                 7,555        3,539       85,402              -       96,496
  Other                                                                   133       12,262      258,984        (33,220)     238,159
                                                                  ------------------------------------------------------------------
                                                                        3,655      167,997      803,775        (33,220)     942,207
                                                                  ------------------------------------------------------------------
                                                                  ------------------------------------------------------------------
Minority interest                                                           -       43,111            -              -       43,111
                                                                  ------------------------------------------------------------------
Total capitalization and liabilities                               $2,018,726   $1,832,477   $4,439,714    ($2,052,992)  $6,237,925
                                                                  ==================================================================


        Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002

                                                                  Alliant Energy            Other Alliant               Consolidated
                                                                     Parent                    Energy     Consolidating   Alliant
                                                                     Company     Resources  Subsidiaries   Adjustments    Energy
                                                                  ------------------------------------------------------------------
                                                                                            (in thousands)

 Net cash flows from operating activities                            $107,594      $89,116     $458,785      ($111,455)    $544,040
                                                                  ------------------------------------------------------------------

 Cash flows from (used for) financing activities:
     Common stock dividends                                          (180,987)           -     (141,435)       141,435     (180,987)
     Proceeds from issuance of common stock                            56,066            -            -              -       56,066
     Proceeds from issuance of preferred stock of subsidiary                -            -      144,602              -      144,602
     Redemption of preferred stock of subsidiary                            -            -      (56,389)             -      (56,389)
     Net change in Resources' credit facility                               -     (383,610)           -              -     (383,610)
     Proceeds from issuance of other long-term debt                         -      300,023            -              -      300,023
     Reductions in other long-term debt                                     -      (20,258)        (560)             -      (20,818)
     Net change in commercial paper and other short-term borrowings    76,106      153,795      (31,695)         1,939      200,145
     Net change in loans to discontinued operations                         -       49,320            -              -       49,320
     Other                                                              1,417      (15,760)     105,431       (115,350)     (24,262)
                                                                  ------------------------------------------------------------------
         Net cash flows from (used for) financing activities          (47,398)      83,510       19,954         28,024       84,090
                                                                  ------------------------------------------------------------------
 Cash flows used for investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                        -            -     (404,736)             -     (404,736)
        Non-regulated businesses                                            -     (218,282)           -              -     (218,282)
        Corporate Services and other                                      (50)           -      (33,724)             -      (33,774)
     Proceeds from dispositions of assets                              19,349        8,295            -              -       27,644
     Other                                                            (85,872)      24,859      (27,867)        85,370       (3,510)
                                                                  ------------------------------------------------------------------
        Net cash flows used for investing activities                  (66,573)    (185,128)    (466,327)        85,370     (632,658)
                                                                  ------------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments        (6,377)     (12,502)      12,412          1,939       (4,528)
                                                                  ------------------------------------------------------------------
 Cash and temporary cash investments at beginning of period             6,381       60,751        3,207         (1,939)      68,400
                                                                  ------------------------------------------------------------------
 Cash and temporary cash investments at end of period                      $4      $48,249      $15,619             $-      $63,872
                                                                  ==================================================================

Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                       $5,244      $74,933     $103,969             $-     $184,146
                                                                  ==================================================================
        Income taxes, net of refunds                                  ($2,183)    ($46,033)     $77,575             $-      $29,359
                                                                  ==================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred                                 $-           $-      $19,101             $-      $19,101
                                                                  ==================================================================

   Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Years Ended December 31, 2001 and 2000

                                                                  Alliant Energy             Other Alliant              Consolidated
                                                                     Parent                    Energy      Consolidating   Alliant
                                                                     Company     Resources  Subsidiaries    Adjustments    Energy
                                                                   -----------------------------------------------------------------
Year Ended December 31, 2001                                                                  (in thousands)
----------------------------
 Net cash flows from (used for) operating activities                 $155,559     ($10,090)     $453,795     ($173,153)    $426,111
                                                                   -----------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                          (158,231)           -      (140,789)      140,789     (158,231)
     Proceeds from issuance of common stock                           288,553            -             -             -      288,553
     Net change in Resources' credit facility                               -       63,110             -             -       63,110
     Proceeds from issuance of other long-term debt                         -      313,530       200,000             -      513,530
     Reductions in other long-term debt                                     -       (9,249)     (136,110)            -     (145,359)
     Net change in commercial paper and other short-term borrowings  (265,496)     (54,953)            -             -     (320,449)
     Net change in loans to discontinued operations                         -      (39,556)            -             -      (39,556)
     Other                                                             46,777      (30,112)      (16,850)      (30,888)     (31,073)
                                                                   -----------------------------------------------------------------
         Net cash flows from (used for) financing activities          (88,397)     242,770       (93,749)      109,901      170,525
                                                                   -----------------------------------------------------------------
 Cash flows used for investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                        -            -      (340,789)            -     (340,789)
        Non-regulated businesses                                            -     (332,253)            -             -     (332,253)
        Corporate Services                                                  -            -       (40,019)            -      (40,019)
     Proceeds from formation of ATC and other asset dispositions            -       32,117        75,817             -      107,934
     Other                                                            (61,355)       2,922       (54,015)       61,313      (51,135)
                                                                   -----------------------------------------------------------------
        Net cash flows used for investing activities                  (61,355)    (297,214)     (359,006)       61,313     (656,262)
                                                                   -----------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments         5,807      (64,534)        1,040        (1,939)     (59,626)
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at beginning of period               574      125,285         2,167             -      128,026
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at end of period                  $6,381      $60,751        $3,207       ($1,939)     $68,400
                                                                   =================================================================
Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                      $12,461      $60,772      $107,123            $-     $180,356
                                                                   =================================================================
        Income taxes, net of refunds                                 ($10,258)    ($32,015)     $113,168            $-      $70,895
                                                                   =================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                       $-           $-       $19,967            $-      $19,967
                                                                   =================================================================


Year Ended December 31, 2000
----------------------------
 Net cash flows from (used for) operating activities                 $391,284     ($23,712)     $427,241     ($401,723)    $393,090
                                                                   -----------------------------------------------------------------
 Cash flows from (used for) financing activities:
     Common stock dividends                                          (157,964)           -       (80,340)       80,340     (157,964)
     Proceeds from issuance of common stock                             1,069            -             -             -        1,069
     Net change in Resources' credit facility                               -      181,652             -             -      181,652
     Proceeds from issuance of exchangeable senior notes                    -      402,500             -             -      402,500
     Proceeds from issuance of other long-term debt                         -        7,747       100,000             -      107,747
     Reductions in other long-term debt                                     -         (501)      (53,071)            -      (53,572)
     Net change in commercial paper and other short-term borrowings    48,060       99,217             -             -      147,277
     Net change in loans to discontinued operations                         -      (87,112)            -             -      (87,112)
     Other                                                              3,385      (13,962)      (23,212)        5,255      (28,534)
                                                                   -----------------------------------------------------------------
         Net cash flows from (used for) financing activities         (105,450)     589,541       (56,623)       85,595      513,063
                                                                   -----------------------------------------------------------------
 Cash flows used for investing activities:
     Construction and acquisition expenditures:
        Regulated domestic utilities                                        -            -      (304,656)            -     (304,656)
        Non-regulated businesses                                            -     (529,675)            -             -     (529,675)
        Corporate Services and other                                        -            -       (11,123)            -      (11,123)
     Proceeds from dispositions of assets                               2,281       25,273         3,336             -       30,890
     Other                                                           (316,188)       8,834       (63,463)      316,128      (54,689)
                                                                   -----------------------------------------------------------------
        Net cash flows used for investing activities                 (313,907)    (495,568)     (375,906)      316,128     (869,253)
                                                                   -----------------------------------------------------------------
 Net increase (decrease) in cash and temporary cash investments       (28,073)      70,261        (5,288)            -       36,900
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at beginning of period            28,647       55,024         7,455             -       91,126
                                                                   -----------------------------------------------------------------
 Cash and temporary cash investments at end of period                    $574     $125,285        $2,167            $-     $128,026
                                                                   =================================================================
Supplemental cash flows information:
     Cash paid (refunded) during the period for:
        Interest                                                      $17,220      $44,135       $97,495            $-     $158,850
                                                                   =================================================================
        Income taxes, net of refunds                                  ($2,350)    ($20,560)     $140,136            $-     $117,226
                                                                   =================================================================
     Noncash investing and financing activities:
        Capital lease obligations incurred and other                       $-           $-       $20,419            $-      $20,419
                                                                   =================================================================

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Interstate Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2002. Our audit also included the supplemental schedule listed in Item 15(a)(2). These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------


Milwaukee, Wisconsin
March 18, 2003

                                       INTERSTATE POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                            2002                   2001               2000
-----------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Operating revenues:
  Electric utility                                            $964,854           $1,003,106             $955,845
  Gas utility                                                  214,895              281,014              249,796
  Steam                                                         31,859               32,130               28,366
                                                      -----------------    -----------------    -----------------
                                                             1,211,608            1,316,250            1,234,007
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                          171,133              189,967              175,413
  Purchased power                                              145,292              185,860              147,879
  Cost of gas sold                                             138,875              207,088              171,603
  Other operation and maintenance                              339,214              322,644              308,434
  Depreciation and amortization                                146,137              148,494              143,471
  Taxes other than income taxes                                 64,846               62,783               62,592
                                                      -----------------    -----------------    -----------------
                                                             1,005,497            1,116,836            1,009,392
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Operating income                                               206,111              199,414              224,615
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                              67,458               68,149               67,234
  Allowance for funds used during construction                  (5,057)              (6,391)              (3,396)
  Miscellaneous, net                                            (9,461)             (13,377)              (7,370)
                                                      -----------------    -----------------    -----------------
                                                                52,940               48,381               56,468
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                     153,171              151,033              168,147
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Income taxes                                                    62,294               52,967               65,020
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Net income                                                      90,877               98,066              103,127
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                  2,862                3,410                3,403
                                                      -----------------    -----------------    -----------------

-----------------------------------------------------------------------------------------------------------------

Earnings available for common stock                            $88,015              $94,656              $99,724
                                                      =================    =================    =================

-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     INTERSTATE POWER AND LIGHT COMPANY
                                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
ASSETS                                                                          2002                 2001
----------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Property, plant and equipment:
  Electric plant in service                                                     $3,451,547           $3,344,188
  Gas plant in service                                                             326,470              316,613
  Steam plant in service                                                            59,737               59,452
  Other plant in service                                                           195,328              182,868
  Accumulated depreciation                                                      (2,163,371)          (2,046,756)
                                                                          -----------------    -----------------
    Net plant                                                                    1,869,711            1,856,365
  Construction work in progress                                                    166,350               73,241
  Other, net                                                                        50,529               44,110
                                                                          -----------------    -----------------
                                                                                 2,086,590            1,973,716
                                                                          -----------------    -----------------

----------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                6,076                   87
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $894 and $1,564               42,647               19,950
    Associated companies                                                            79,105                4,718
    Other, less allowance for doubtful accounts of $388 and $319                    27,898               25,497
  Production fuel, at average cost                                                  36,852               32,083
  Materials and supplies, at average cost                                           28,821               29,121
  Gas stored underground, at average cost                                           19,450               18,447
  Regulatory assets                                                                 18,077               14,469
  Prepayments and other                                                             13,941                9,498
                                                                          -----------------    -----------------
                                                                                   272,867              153,870
                                                                          -----------------    -----------------

----------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                              121,158              117,159
  Other                                                                             13,492               15,157
                                                                          -----------------    -----------------
                                                                                   134,650              132,316
                                                                          -----------------    -----------------

----------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                199,691              132,109
  Deferred charges and other                                                        44,608               34,303
                                                                          -----------------    -----------------
                                                                                   244,299              166,412
                                                                          -----------------    -----------------

----------------------------------------------------------------------------------------------------------------

Total assets                                                                    $2,738,406           $2,426,314
                                                                          =================    =================

----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       INTERSTATE POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                             December 31,
CAPITALIZATION AND LIABILITIES                                                       2002                   2001
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock - $2.50 par value - authorized 24,000,000 shares;
    13,370,788 shares outstanding                                                     $33,427               $33,427
  Additional paid-in capital                                                          477,701               422,461
  Retained earnings                                                                   374,428               368,203
  Accumulated other comprehensive loss                                                (18,887)               (2,131)
                                                                            ------------------     -----------------
    Total common equity                                                               866,669               821,960
                                                                            ------------------     -----------------

  Cumulative preferred stock, not mandatorily redeemable                              145,100                29,139
  Cumulative preferred stock, mandatorily redeemable                                        -                24,850
  Long-term debt (excluding current portion)                                          855,389               860,068
                                                                            ------------------     -----------------
                                                                                    1,867,158             1,736,017
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                  5,080                   560
  Notes payable to associated companies                                                     -                38,047
  Accounts payable                                                                     83,126                49,574
  Accounts payable to associated companies                                             41,537                21,194
  Accrued interest                                                                     14,628                14,715
  Accrued taxes                                                                        62,135                70,747
  Accumulated refueling outage provision                                               13,845                 5,614
  Other                                                                                40,946                46,102
                                                                            ------------------     -----------------
                                                                                      261,297               246,553
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   313,308               268,010
  Accumulated deferred investment tax credits                                          31,135                34,491
  Pension and other benefit obligations                                                88,449                40,573
  Regulatory liabilities                                                               78,995                 8,520
  Environmental liabilities                                                            39,849                38,206
  Other                                                                                58,215                53,944
                                                                            ------------------     -----------------
                                                                                      609,951               443,744
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $2,738,406            $2,426,314
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         INTERSTATE POWER AND LIGHT COMPANY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                       2002              2001              2000
---------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                             $90,877           $98,066          $103,127
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                       146,137           148,494           143,471
     Amortization of leased nuclear fuel                                  14,781            12,702            13,867
     Amortization of deferred energy efficiency expenditures               3,956            17,032            25,610
     Deferred tax benefits and investment tax credits                     18,735           (15,155)          (14,486)
     Refueling outage provision                                            8,232            (3,628)            7,787
     Other                                                                   641                93             1,468
  Other changes in assets and liabilities:
     Accounts receivable                                                 (99,485)           78,640           (57,532)
     Accounts payable                                                     30,510           (36,958)           49,111
     Accrued taxes                                                        (8,612)            8,744             3,096
     Adjustment clause balances                                           (7,881)           25,962           (10,252)
     Manufactured gas plants insurance refunds                                 -           (21,541)                -
     Other                                                                52,539            (6,503)            2,297
                                                                  ---------------   ---------------   ---------------
        Net cash flows from operating activities                         250,430           305,948           267,564
                                                                  ---------------   ---------------   ---------------
---------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
     Common stock dividends                                              (81,790)          (80,340)          (80,339)
     Preferred stock dividends                                            (2,862)           (3,410)           (3,403)
     Capital contribution from parent                                     60,000                 -                 -
     Redemption of preferred stock                                       (56,389)                -                 -
     Proceeds from issuance of preferred stock                           144,602                 -                 -
     Proceeds from issuance of long-term debt                                  -           200,000                 -
     Reductions in long-term debt                                           (560)          (89,110)          (51,196)
     Net change in short-term borrowings                                 (38,047)         (131,266)           73,169
     Principal payments under capital lease obligations                  (14,328)           (9,122)          (15,813)
     Other                                                                (4,340)           11,162              (134)
                                                                  ---------------   ---------------   ---------------
       Net cash flows from (used for) financing activities                 6,286          (102,086)          (77,716)
                                                                  ---------------   ---------------   ---------------
---------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
     Utility construction expenditures                                  (247,815)         (193,757)         (171,753)
     Nuclear decommissioning trust funds                                  (6,831)           (6,008)           (6,008)
     Other                                                                 3,919            (4,073)          (12,101)
                                                                  ---------------   ---------------   ---------------
       Net cash flows used for investing activities                     (250,727)         (203,838)         (189,862)
                                                                  ---------------   ---------------   ---------------
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments             5,989                24               (14)
                                                                  ---------------   ---------------   ---------------
---------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                    87                63                77
                                                                  ---------------   ---------------   ---------------
---------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                      $6,076               $87               $63
                                                                  ===============   ===============   ===============
---------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
     Interest                                                            $64,430           $63,886           $57,040
                                                                  ===============   ===============   ===============
     Income taxes, net of refunds                                        $39,024           $61,134           $82,254
                                                                  ===============   ===============   ===============
  Noncash investing and financing activities:
     Capital lease obligations incurred and other                        $19,101           $19,967           $20,419
                                                                  ===============   ===============   ===============
---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  INTERSTATE POWER AND LIGHT COMPANY
                                               CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                      December 31,
                                                                                              2002                   2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands, except share amounts)

Common equity                                                                                    $866,669                $821,960
                                                                                       -------------------    --------------------
----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
   Par/Stated        Authorized         Shares                           Mandatory
     Value             Shares        Outstanding         Series         Redemption
     -----             ------        -----------         ------         ----------
      $25            16,000,000       6,000,000          8.375%             No                    150,000                       -
      $50                 *            100,000            6.10%             No                          -                   5,000
      $50                 *            146,406            4.80%             No                          -                   7,320
      $50                 *            120,000            4.30%             No                          -                   6,000
      $50                **            216,381        4.36% - 7.76%         No                          -                  10,819
      $50                **            545,000            6.40%         $50 / share                     -                  27,250
                                                                                       -------------------    --------------------
                                                                                                  150,000                  56,389
  Less: Unamortized expenses                                                                       (4,900)                 (2,400)
                                                                                       -------------------    --------------------
                                                                                                  145,100                  53,989
                                                                                       -------------------    --------------------
*  466,406 authorized shares in total, fully retired in 2002.   ** 2,000,000 authorized shares in total, fully retired in 2002.
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Collateral Trust Bonds:
      7.25% series, due 2006                                                                       60,000                  60,000
      6-7/8% series, due 2007                                                                      55,000                  55,000
      6% series, due 2008                                                                          50,000                  50,000
      7% series, due 2023                                                                          50,000                  50,000
      5.5% series, due 2023                                                                        19,400                  19,400
                                                                                       -------------------    --------------------
                                                                                                  234,400                 234,400
  First Mortgage Bonds:
      7-1/4% series, due 2007                                                                      27,450                  27,450
      8% series, due 2007                                                                          25,000                  25,000
      8-5/8% series, due 2021                                                                      20,000                  20,000
      7-5/8% series, due 2023                                                                      94,000                  94,000
                                                                                       -------------------    --------------------
                                                                                                  166,450                 166,450
  Pollution Control Revenue Bonds:
      5.75%, due 2003, partially retired in 2002                                                    2,680                   3,240
      6.25%, due 2009                                                                               1,000                   1,000
      6.30%, due 2010                                                                               5,600                   5,600
      6.35%, due 2012                                                                               5,650                   5,650
      Variable rate (2.8% at December 31, 2002), due 2003 to 2010                                  10,100                  10,100
      Variable/fixed rate series 1998 (4.25% to 4.30% through 2003), due 2005 to 2023              14,950                  14,950
      Variable/fixed rate series 1999 (4.05% to 4.20% through 2004), due 2010 to 2013              10,950                  10,950
                                                                                       -------------------    --------------------
                                                                                                   50,930                  51,490

  Senior debentures, 6-5/8% to 6-3/4%, due 2009 to 2011                                           335,000                 335,000
  Subordinated deferrable interest debentures, 7-7/8%, due 2025                                    50,000                  50,000
  Other, 5.34% at December 31, 2002, due 2006                                                      28,000                  28,000
                                                                                       -------------------    --------------------
                                                                                                  864,780                 865,340
                                                                                       -------------------    --------------------
  Less:
    Current maturities                                                                             (5,080)                   (560)
    Unamortized debt discount, net                                                                 (4,311)                 (4,712)
                                                                                       -------------------    --------------------
                                                                                                  855,389                 860,068
                                                                                       -------------------    --------------------
----------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                           $1,867,158              $1,736,017
                                                                                       ===================    ====================
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                INTERSTATE POWER AND LIGHT COMPANY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
                                                                                                            Accumulated
                                                                             Additional                       Other        Total
                                                                 Common       Paid-In       Retained      Comprehensive    Common
                                                                  Stock       Capital       Earnings          Loss         Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
2000:
Beginning balance                                                $33,427      $422,011       $334,502            $-       $789,940
      Earnings available for common stock                                                      99,724                       99,724
           Unrealized holding gains on derivatives due to
             cumulative effect of a change in accounting
               principle, net of tax of $38                                                                      54             54
           Other unrealized holding gains on derivatives,
             net of tax of $151                                                                                 212            212
           Less: reclassification adjustment for gains
             included in earnings available for common
               stock, net of tax of $201                                                                        284            284
                                                                                                        ------------  -------------
        Net unrealized losses on qualifying derivatives                                                         (18)           (18)
                                                                                                        ------------  -------------
      Total comprehensive income                                                                                            99,706
    Common stock dividends                                                                    (80,339)                     (80,339)
    Amortization of preferred stock issuance costs and other                       (58)                                        (58)
                                                             ------------  ------------  -------------  ------------  -------------
Ending balance                                                    33,427       421,953        353,887           (18)       809,249

2001:
      Earnings available for common stock                                                      94,656                       94,656
        Reclassification adjustment for losses included
           in earnings available for common stock
             related to derivatives qualified as hedges,
               net of tax of ($12)                                                                               18             18
        Minimum pension liability adjustment, net of
           tax of ($1,469)                                                                                   (2,131)        (2,131)
                                                                                                                      -------------
      Total comprehensive income                                                                                            92,543
    Common stock dividends                                                                    (80,340)                     (80,340)
    Amortization of preferred stock issuance costs and other                       508                                         508
                                                             ------------  ------------  -------------  ------------  -------------
Ending balance                                                    33,427       422,461        368,203        (2,131)       821,960

2002:
      Earnings available for common stock                                                      88,015                       88,015
        Minimum pension liability adjustment, net of
           tax of ($11,844)                                                                                 (16,756)       (16,756)
                                                                                                                      -------------
      Total comprehensive income                                                                                            71,259
    Common stock dividends                                                                    (81,790)                     (81,790)
    Amortization of preferred stock issuance costs and other                      (548)                                       (548)
    Capital contribution from parent                                            60,000                                      60,000
    Redemption of preferred stock                                               (4,212)                                     (4,212)
                                                             ------------  ------------  -------------  ------------  -------------
Ending balance                                                   $33,427      $477,701       $374,428      ($18,887)      $866,669
                                                             ============  ============  =============  ============  =============
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERSTATE POWER AND LIGHT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy "Notes to Consolidated Financial Statements" are incorporated by reference insofar as they relate to IP&L and incorporate the disclosures relating to IP&L contained in the following notes of the Alliant Energy "Notes to Consolidated Financial Statements":

Summary of Significant Accounting Policies      Note 1(a) 3rd and 4th paragraphs, 1(b), 1(c), 1(d), 1(f) to 1(l),
                                                1(n), 1(p), 1(q)
Utility Rate Matters                            Note 2
Leases                                          Note 3
Utility Accounts Receivable                     Note 4
Common and Preferred Stock                      Note 7
Debt                                            Note 8(a) 1st paragraph, 8(b) 1st and 2nd paragraphs
Investments                                     Note 9 1st paragraph
Derivative Financial Instruments                Note 10(a) 1st paragraph, "Cash Flow Hedging Instruments" 1st paragraph, "Other Derivatives Not Designated in Hedge
                                                Relationships" 4th paragraph; 10(b)
Commitments and Contingencies                   Note 11(b) 1st paragraph, 11(c), 11(e) "MGP Sites" and "NEPA," 11(f)
Jointly-Owned Electric Utility Plant            Note 12


The notes that follow herein set forth additional specific information for IP&L and are numbered to be consistent with the Alliant Energy "Notes to Consolidated Financial Statements."

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of IP&L and its consolidated subsidiaries. IP&L is a direct subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam services in Iowa, Minnesota and Illinois.

The merger of IPC with and into IESU was approved by their respective shareowners in April 2001 and by the SEC in October 2001. The merger was effective Jan. 1, 2002 and IESU changed its name to IP&L. Each share of IPC common stock outstanding was cancelled without payment and each share of IPC preferred stock outstanding was cancelled and converted into the right to receive one share of a new class of IESU Class A preferred stock with substantially identical designations, rights and preferences as the previously outstanding IPC preferred stock. IPC and IESU were both wholly-owned operating subsidiaries of Alliant Energy. As such, the transaction was accounted for as a common control merger. The consolidated financial statements and notes to consolidated financial statements illustrate the impact of the merger as if it had occurred as of Jan. 1, 2000.

(c) Regulatory Assets and Liabilities - At Dec. 31, 2002 and 2001, regulatory assets and liabilities were comprised of the following items (in millions):

                                                 Regulatory Assets       Regulatory Liabilities
                                               -----------------------   -----------------------
                                                 2002         2001         2002         2001
                                               ----------   ----------   ----------  -----------
Tax-related                                      $152.6        $86.3        $69.2       $--
Environmental-related                              45.9         44.4          4.5         4.7
Energy efficiency program costs                     8.1          6.0         --          --
Other                                              11.2          9.9          5.3         3.8
                                               ----------   ----------   ----------  -----------
                                                 $217.8       $146.6        $79.0        $8.5
                                               ==========   ==========   ==========  ===========


(d) Income Taxes - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

(3)  LEASES
IP&L's operating lease rental expenses for 2002, 2001 and 2000 were $12.4 million, $11.7 million and $11.6 million, respectively. The synthetic leases relate to the financing of the utility railcars that were not included on IP&L's Consolidated Balance Sheets. IP&L has guaranteed the residual value of its synthetic leases totaling $6.8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to seven years. Residual value guarantees have been included in the future minimum lease payments noted in the table below (in millions):

                                                                                                             Present
                                                                                                Less:        value of
                                                                                                amount      net minimum
                                                                                             representing  capital lease
                            2003    2004     2005    2006     2007    Thereafter   Total       interest      payments
                           ------- -------- ------- -------- -------- ----------- --------- -------------- -------------
Operating leases             $8.9     $6.5    $4.5     $3.0     $2.4     $30.1       $55.4       n/a           n/a
Synthetic leases              0.4      0.5     5.1      0.3      0.3       2.7         9.3       n/a           n/a
Capital leases               15.1     15.8     9.8     35.5      1.7       1.2        79.1      $9.3          $69.8


(4)  UTILITY ACCOUNTS RECEIVABLE
At Dec. 31, 2002 and 2001, IP&L had sold $86 million and $90 million of receivables, respectively. In 2002, 2001 and 2000, IP&L received $1.1 billion, $1.1 billion and $0.7 billion, respectively, in aggregate proceeds from the sale of accounts receivable. IP&L paid fees associated with these sales of $2.0 million, $3.9 million and $4.0 million in 2002, 2001 and 2000, respectively.

(5)  INCOME TAXES
The components of income taxes for IP&L were as follows (in millions):

                                                          2002              2001             2000
                                                      --------------    -------------    --------------
Current tax expense:
  Federal                                                  $28.2             $57.3            $63.3
  State                                                     17.8              11.0             16.4
Deferred tax expense (benefit):
  Federal                                                   22.8              (9.7)            (9.0)
  State                                                     (0.7)             (2.1)            (2.9)
Research and development tax credits                        (2.2)             --               --
Amortization of investment tax credits and other            (3.6)             (3.5)            (2.8)
                                                      --------------    -------------    --------------
                                                           $62.3             $53.0            $65.0
                                                      ==============    =============    ==============

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

                                                                  2002              2001              2000
                                                              -------------     -------------    --------------
Statutory federal income tax rate                                 35.0%             35.0%            35.0%
    State income taxes, net of federal benefits                    7.0               4.5              5.4
    Effect of rate making on property related differences          1.3               3.9              3.8
    Adjustment of prior period taxes                               0.8              (5.5)            (2.8)
    Amortization of investment tax credits                        (2.2)             (2.5)            (2.3)
    Other items, net                                              (1.2)             (0.3)            (0.4)
                                                              -------------     -------------    --------------
Overall effective income tax rate                                 40.7%             35.1%            38.7%
                                                              =============     =============    ==============

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

                                      2002              2001
                                  -------------     -------------
Property related                      $418.9           $327.8
Other                                 (105.6)           (59.8)
                                  -------------     -------------
                                      $313.3           $268.0
                                  =============     =============

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Substantially all of IP&L's employees are covered by three non-contributory defined benefit pension plans. For the defined benefit pension plan sponsored by Corporate Services, Alliant Energy allocates pension costs and contributions to IP&L based on labor costs of plan participants and any additional minimum pension liability based on each group's funded status. The weighted-average assumptions at the measurement date of Sept. 30 were as follows:

                                              Qualified Pension Benefits           Other Postretirement Benefits
                                          ------------------------------------ ---------------------------------------
                                             2002        2001        2000         2002        2001          2000
                                          ----------- ------------------------ ----------- ----------- ---------------
Discount rate                               6.75%        7.25%       8.00%       6.75%       7.25%         8.00%
Expected return on plan assets                9%          9%          9%           9%          9%            9%
Rate of compensation increase                3.5%        3.5%        3.5%         N/A         N/A           N/A
Medical cost trend on covered charges:
      Initial trend rate                     N/A          N/A         N/A        10.8%       12.0%          9.0%
      Ultimate trend rate                    N/A          N/A         N/A          5%          5%            5%


The components of IP&L's qualified pension benefits and other postretirement benefits costs were as follows (in millions):

                                             Qualified Pension Benefits            Other Postretirement Benefits
                                        -------------------------------------    ----------------------------------
                                          2002          2001          2000        2002         2001         2000
                                        ---------    -----------    ---------    --------    ---------    ---------
Service cost                               $4.2         $3.4           $3.5        $1.8        $1.5         $1.6
Interest cost                              11.3         10.6           10.1         7.7         6.7          6.3
Expected return on plan assets            (12.8)       (14.4)         (13.7)       (4.0)       (4.5)        (3.8)
Amortization of:
   Transition obligation (asset)           (0.1)        --             --           2.6         2.6          2.8
   Prior service cost                       1.3          1.3            1.2        (0.2)       (0.2)        (0.3)
   Actuarial loss (gain)                    0.3         (1.2)          (1.0)        0.3        (0.9)        (1.1)
                                        ---------    -----------    ---------    --------    ---------    ---------
                                           $4.2        ($0.3)          $0.1        $8.2        $5.2         $5.5
                                        =========    ===========    =========    ========    =========    =========

The pension benefit cost shown above (and in the following tables) represents only the pension benefit cost for bargaining unit employees of IP&L covered under the bargaining unit pension plans that are sponsored by IP&L. The benefit obligations and assets associated with IP&L's non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy's consolidated financial statements and are not reported above. The pension benefit cost for IP&L's non-bargaining employees who are now participants in other Alliant Energy plans was $2.7 million, $1.2 million and $1.9 million for 2002, 2001 and 2000, respectively. In addition, Corporate Services provides services to IP&L. The allocated pension benefit costs associated with these services was $2.7 million, $2.1 million and $1.9 million for 2002, 2001 and 2000, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all IP&L employees. The allocated other postretirement benefit cost associated with Corporate Services for IP&L was $0.9 million, $0.5 million and $0.4 million for 2002, 2001 and 2000, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates for 2002, holding all other assumptions constant, would have the following effects (in millions):

                                                             1% Increase          1% Decrease
                                                           ----------------     ----------------
Effect on total of service and interest cost components         $1.1                ($0.9)
Effect on postretirement benefit obligation                     $13.1               ($11.5)


A reconciliation of the funded status of IP&L's plans to the amounts recognized on IP&L's Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

                                                         Qualified Pension Benefits      Other Postretirement Benefits
                                                        -----------------------------    -------------------------------
                                                           2002             2001             2002              2001
                                                        ------------     ------------    -------------     -------------
Change in benefit obligation:
  Net benefit obligation at beginning of year               $154.9         $132.8            $107.6           $85.2
  Service cost                                                 4.2            3.4               1.8             1.5
  Interest cost                                               11.3           10.6               7.7             6.7
  Plan participants' contributions                            --             --                 0.3             0.3
  Plan amendments                                              1.1           --                --                --
  Actuarial loss                                              16.3           15.2              17.6            22.0
  Gross benefits paid                                         (7.1)          (7.1)             (6.8)           (8.1)
                                                        ------------     ------------    -------------     -------------
     Net benefit obligation at end of year                   180.7          154.9             128.2           107.6
                                                        ------------     ------------    -------------     -------------

Change in plan assets:
  Fair value of plan assets at beginning of year             145.3          163.1              56.0            63.7
  Actual return on plan assets                                (6.5)         (10.7)             (5.7)           (6.5)
  Employer contributions                                      --             --                 6.8             6.6
  Plan participants' contributions                            --             --                 0.3             0.3
  Gross benefits paid                                         (7.1)          (7.1)             (6.8)           (8.1)
                                                        ------------     ------------    -------------     -------------
     Fair value of plan assets at end of year                131.7          145.3              50.6            56.0
                                                        ------------     ------------    -------------     -------------

Funded status at end of year                                 (49.0)          (9.6)            (77.6)          (51.6)
Unrecognized net actuarial loss                               43.8            8.5              38.3            11.5
Unrecognized prior service cost                               11.0           11.2              (0.4)           (0.7)
Unrecognized net transition obligation (asset)                (0.7)          (0.8)             26.0            28.5
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at end of year                     $5.1           $9.3            ($13.7)         ($12.3)
                                                        ============     ============    =============     =============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                     $5.9           $9.3              $0.8            $0.8
     Accrued benefit cost                                     (0.8)          --               (14.5)          (13.1)
     Additional minimum liability                            (24.1)          (2.6)             --              --
     Intangible asset                                         11.0            2.3              --              --
     Accumulated other comprehensive loss                     13.1            0.3              --              --
                                                        ------------     ------------    -------------     -------------
      Net amount recognized at measurement date                5.1            9.3             (13.7)          (12.3)
                                                        ------------     ------------    -------------     -------------

Contributions paid after 9/30 and prior to 12/31              --             --                 2.9             1.5
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at 12/31                           $5.1           $9.3            ($10.8)         ($10.8)
                                                        ============     ============    =============     =============

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with the accumulated benefit obligation in excess of plan assets are $180.7 million, $150.7 million and $131.7 million, respectively, as of Sept. 30, 2002 and $37.3 million, $30.4 million and $29.1 million, respectively, as of Sept. 30, 2001. In addition to the additional minimum liability in the table above, Corporate Services allocated an additional minimum liability at Dec. 31, 2002 and 2001 of $24.0 million and $0, respectively.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to IP&L for these plans was $2.7 million, $2.1 million and $2.3 million in 2002, 2001 and 2000, respectively. IP&L has various life insurance policies that cover certain key employees and directors. At both Dec. 31, 2002 and 2001, the cash surrender value of these investments was $9 million. A significant number of IP&L employees also participate in defined contribution pension plans (401(k) and Employee Stock Ownership plans). IP&L's contributions to the plans, which are based on the participants' level of contribution, were $2.0 million, $2.3 million and $2.5 million in 2002, 2001 and 2000, respectively.

(7)   COMMON AND PREFERRED STOCK
(b) Preferred Stock - The carrying value of IP&L's cumulative preferred stock at Dec. 31, 2002 and 2001 was $145 million and $54 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2002 and 2001 was $150 million and $50 million, respectively.

(8)   DEBT
(a) Short-Term Debt - Information regarding IP&L's short-term debt was as follows (dollars in millions):

                                                      2002             2001
                                                  -------------    --------------
At Dec. 31:
    Money pool borrowings                              $--             $38.0
    Interest rates on money pool borrowings           N/A               2.4%

For the year ended:
    Average amount of short-term debt
        (based on daily outstanding balances)          $35.2           $31.2
    Average interest rates on short-term debt           2.6%            5.9%


(b) Long-Term Debt - IP&L's debt maturities for 2003 to 2007 are $5.1 million, $0, $2.7 million, $60.0 million and $107.5 million, respectively. The carrying value of IP&L's long-term debt (including current maturities) at Dec. 31, 2002 and 2001 was $860 million and $861 million, respectively. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2002 and 2001 was $920 million and $872 million, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS Information relating to various investments held by IP&L at Dec. 31 that are marked-to-market as a result of SFAS 115 was as follows (in millions):

                                                      2002                          2001
                                           ---------------------------    --------------------------
                                             Carrying/   Unrealized        Carrying/   Unrealized
                                               Fair         Gains,           Fair        Gains,
                                               Value      Net of Tax         Value      Net of Tax
                                           ------------ --------------    ------------ -------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Debt securities                               $75           $4             $69            $1
     Equity securities                              46            8              48            19
                                           ------------ --------------    ------------ -------------
        Total                                     $121          $12            $117           $20
                                           ============ ==============    ============ =============

Nuclear Decommissioning Trust Funds - At Dec. 31, 2002, $39 million, $19 million and $17 million of the debt securities mature in 2003-2010, 2011-2020 and 2021-2035, respectively. The funds realized gains/(losses) from the sales of securities of $0.1 million, ($0.1) million and ($0.2) million in 2002, 2001 and 2000, respectively (cost of the investments based on specific identification was $18.9 million, $22.4 million and $11.3 million and proceeds from the sales were $19.0 million, $22.3 million and $11.1 million, respectively).

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Expenditures - Certain commitments have been made in connection with 2003 capital expenditures. During 2003, total construction and acquisition expenditures are estimated to be approximately $450 million.

(b) Purchased-Power, Coal and Natural Gas Contracts - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to IP&L and WP&L. Such process considers factors such as resource mix, load growth and resource availability. However, for 2003, system-wide purchased-power contracts of $45.1 million (1.6 million
MWh) have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility is not yet known. Refer to Note 18 for additional information. Coal contract quantities are directly assigned to specific plants at IP&L and WP&L based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2003-2006, system-wide coal contracts of $56.1 million (7.8 million tons), $37.5 million (7.6 million tons), $28.0 million (4.7 million tons) and $8.2 million (0.9 million tons), respectively, have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility is not yet known. At Dec. 31, 2002, IP&L's minimum commitments were as follows (dollars and Dths in millions; MWhs and tons in thousands):

                    Purchased-power                Coal                     Natural gas
                ----------------------    ------------------------    -------------------------
                Dollars        MWhs        Dollars        Tons         Dollars         Dths
                ---------    ---------    ----------    ----------    -----------    ----------
2003               $38.1        937          $18.0         2,078         $42.5            4
2004                 7.5        142           13.1         1,714           4.2           --
2005                 2.0         --           10.9         1,386           1.0           --
2006                 2.0         --            3.2            --           0.9           --
2007                 0.1         --            2.3            --           1.4           --
Thereafter           0.4         --            --             --            --           --


(e) Environmental Liabilities - IP&L had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at Dec. 31 (in millions):

                     Environmental Liabilities             Regulatory Assets
                   -------------------------------    -----------------------------
                       2002              2001            2002             2001
                   -------------     -------------    ------------     ------------
   MGP sites           $42.4             $39.5            $41.1            $38.5
   NEPA                  4.1               5.1              4.8              5.7
   Other                 0.1               0.3              --               0.2
                   -------------     -------------    ------------     ------------
                       $46.6             $44.9            $45.9            $44.4
                   =============     =============    ============     ============

MGP Sites - Management currently estimates the range of remaining costs to be
---------
incurred for the investigation, remediation and monitoring of all IP&L's sites to be approximately $31 million to $57 million.

(13)  SEGMENTS OF BUSINESS
IP&L is a regulated domestic utility, serving customers in Iowa, Minnesota and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Total." Intersegment revenues were not material to IP&L's operations and there was no single customer whose revenues were 10% or more of IP&L's consolidated revenues. Certain financial information relating to IP&L's significant business segments was as follows (in millions):

                                                                   Electric          Gas            Other          Total
------------------------------------------------------------------------------------------------------------------------------
2002
----
Operating revenues                                                    $964.9         $214.9          $31.8         $1,211.6
Depreciation and amortization                                          133.3           10.2            2.6            146.1
Operating income                                                       185.1           14.1            6.9            206.1
Interest expense, net of AFUDC                                                                                         62.4
Miscellaneous, net                                                                                                     (9.5)
Income tax expense                                                                                                     62.3
Net income                                                                                                             90.9
Preferred dividends                                                                                                     2.9
Earnings available for common stock                                                                                    88.0
Total assets                                                         2,186.6          315.4          236.4          2,738.4
Construction and acquisition expenditures                              226.8           17.9            3.1            247.8

------------------------------------------------------------------------------------------------------------------------------

2001
----
Operating revenues                                                  $1,003.1         $281.0          $32.2         $1,316.3
Depreciation and amortization                                          134.1           12.4            2.0            148.5
Operating income                                                       184.5            8.7            6.2            199.4
Interest expense, net of AFUDC                                                                                         61.7
Miscellaneous, net                                                                                                    (13.4)
Income tax expense                                                                                                     53.0
Net income                                                                                                             98.1
Preferred dividends                                                                                                     3.4
Earnings available for common stock                                                                                    94.7
Total assets                                                         2,010.1          280.7          135.5          2,426.3
Construction and acquisition expenditures                              170.8           20.1            2.9            193.8

------------------------------------------------------------------------------------------------------------------------------

2000
----
Operating revenues                                                    $955.8         $249.8          $28.4         $1,234.0
Depreciation and amortization                                          129.7           11.8            2.0            143.5
Operating income                                                       207.4           14.4            2.8            224.6
Interest expense, net of AFUDC                                                                                         63.8
Miscellaneous, net                                                                                                     (7.3)
Income tax expense                                                                                                     65.0
Net income                                                                                                            103.1
Preferred dividends                                                                                                     3.4
Earnings available for common stock                                                                                    99.7
Total assets                                                         2,055.6          328.3          140.9          2,524.8
Construction and acquisition expenditures                              150.4           20.6            0.8            171.8


(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summation of the individual quarters may not equal annual totals due to rounding.

                                                       2002                                      2001
                                      ----------------------------------------  ---------------------------------------
                                       March 31   June 30   Sept. 30  Dec. 31    March 31   June 30  Sept. 30  Dec. 31
                                      ---------- --------- --------- ---------  ---------- --------- -------- ---------
                                                                       (in millions)
  Operating revenues                     $278.8    $269.3    $351.5    $312.0      $395.4    $303.4    $343.5   $274.0
  Operating income                         38.2      34.2      96.6      37.2        40.0      32.8      92.9     33.7
  Net income                               12.9      15.8      45.0      17.2        15.7      12.2      51.3     18.9
  Earnings available for common stock      12.0      14.9      44.3      16.8        14.8      11.3      50.5     18.1


(18)  RELATED PARTIES
IP&L and WP&L have entered into a System Coordination and Operating Agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of IP&L and WP&L. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IP&L and WP&L based on procedures included in the agreement. The sales amounts allocated to IP&L were $27.3 million, $40.6 million and $41.7 million for 2002, 2001 and 2000, respectively. The purchases allocated to IP&L were $138.8 million, $183.1 million and $134.7 million for 2002, 2001 and 2000, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IP&L and WP&L are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IP&L and WP&L in proportion to each utility's share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, IP&L receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IP&L. These costs totaled $182.1 million, $149.5 million and $146.8 million for 2002, 2001 and 2000, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2002 and 2001, IP&L had a net intercompany payable to Corporate Services of $39.1 million and $33.6 million, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2002. Our audit also included the supplemental schedule listed in Item 15(a)(2). These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------


Milwaukee, Wisconsin
March 18, 2003

                                        WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                            2002                   2001               2000
-----------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Operating revenues:
  Electric utility                                            $787,680             $753,450             $692,191
  Gas utility                                                  179,091              206,863              165,152
  Water                                                          5,307                5,040                5,038
                                                      -----------------    -----------------    -----------------
                                                               972,078              965,353              862,381
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric production fuels                                    132,492              120,722              113,208
  Purchased power                                              217,209              217,306              146,939
  Cost of gas sold                                             110,119              153,823              107,131
  Other operation and maintenance                              215,689              186,477              188,967
  Depreciation and amortization                                136,232              129,098              139,911
  Taxes other than income taxes                                 32,874               32,504               29,163
                                                      -----------------    -----------------    -----------------
                                                               844,615              839,930              725,319
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Operating income                                               127,463              125,423              137,062
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                              40,202               43,483               44,644
  Interest income                                              (21,590)              (8,109)             (13,143)
  Equity income from unconsolidated investments                (17,022)             (15,535)                (552)
  Allowance for funds used during construction                  (2,639)              (4,753)              (5,365)
  Miscellaneous, net                                             2,864               (4,391)              (2,841)
                                                      -----------------    -----------------    -----------------
                                                                 1,815               10,695               22,743
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                     125,648              114,728              114,319
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Income taxes                                                    44,724               41,238               42,918
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change
   in accounting principle, net of tax                          80,924               73,490               71,401
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
   principle, net of tax                                             -                    -                   35
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Net income                                                      80,924               73,490               71,436
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Preferred dividend requirements                                  3,310                3,310                3,310
                                                      -----------------    -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Earnings available for common stock                            $77,614              $70,180              $68,126
                                                      =================    =================    =================
-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        WISCONSIN POWER AND LIGHT COMPANY
                                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
ASSETS                                                                            2002                 2001
------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Electric plant in service                                                       $1,843,834           $1,779,593
  Gas plant in service                                                               286,652              280,881
  Water plant in service                                                              33,062               32,497
  Other plant in service                                                             242,329              243,121
  Accumulated depreciation                                                        (1,410,036)          (1,328,111)
                                                                            -----------------    -----------------
    Net plant                                                                        995,841            1,007,981
  Construction work in progress                                                       96,746               37,828
  Other, net                                                                          17,811               18,085
                                                                            -----------------    -----------------
                                                                                   1,110,398            1,063,894
                                                                            -----------------    -----------------
------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                  8,577                  307
  Accounts receivable:
    Customer, less allowance for doubtful accounts of $1,770 and $1,543                7,977               33,190
    Associated companies                                                              21,484                3,676
    Other, less allowance for doubtful accounts of $458 and $-                        18,191               16,571
  Production fuel, at average cost                                                    18,980               17,314
  Materials and supplies, at average cost                                             22,133               20,669
  Gas stored underground, at average cost                                             16,679               22,187
  Regulatory assets                                                                   27,999                5,163
  Prepaid gross receipts tax                                                          27,388               25,673
  Other                                                                                8,599                7,855
                                                                            -----------------    -----------------
                                                                                     178,007              152,605
                                                                            -----------------    -----------------
------------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                                223,734              215,794
  Investment in ATC and other                                                        133,043              127,941
                                                                            -----------------    -----------------
                                                                                     356,777              343,735
                                                                            -----------------    -----------------
------------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                  102,674              109,864
  Deferred charges and other                                                         236,741              205,702
                                                                            -----------------    -----------------
                                                                                     339,415              315,566
                                                                            -----------------    -----------------
------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $1,984,597           $1,875,800
                                                                            =================    =================
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                           December 31,
CAPITALIZATION AND LIABILITIES                                                      2002                   2001
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock - $5 par value - authorized 18,000,000 shares;
       13,236,601 shares outstanding                                                  $66,183               $66,183
  Additional paid-in capital                                                          325,603               264,603
  Retained earnings                                                                   399,302               381,333
  Accumulated other comprehensive loss                                                (24,108)              (10,167)
                                                                            ------------------     -----------------
    Total common equity                                                               766,980               701,952
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           59,963                59,963
  Long-term debt (excluding current portion)                                          468,208               468,083
                                                                            ------------------     -----------------
                                                                                    1,295,151             1,229,998
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Variable rate demand bonds                                                           55,100                55,100
  Commercial paper                                                                     60,000                     -
  Notes payable to associated companies                                                     -                90,816
  Accounts payable                                                                     90,869                94,091
  Accounts payable to associated companies                                             43,276                25,231
  Accrued taxes                                                                        19,353                 2,057
  Regulatory liabilities                                                               16,938                 7,619
  Other                                                                                29,064                25,543
                                                                            ------------------     -----------------
                                                                                      314,600               300,457
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   191,894               206,245
  Accumulated deferred investment tax credits                                          23,241                24,907
  Pension and other benefit obligations                                                58,921                18,175
  Customer advances                                                                    36,555                34,178
  Other                                                                                64,235                61,840
                                                                            ------------------     -----------------
                                                                                      374,846               345,345
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
--------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                               $1,984,597            $1,875,800
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                WISCONSIN POWER AND LIGHT COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                          2002                2001               2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Cash flows from operating activities:
  Net income                                                                 $80,924            $73,490            $71,436
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                           136,232            129,098            139,911
     Amortization of nuclear fuel                                              6,486              4,554              5,066
     Amortization of deferred energy efficiency expenditures                  21,179             14,361             14,361
     Deferred tax benefits and investment tax credits                         (5,562)            (6,791)           (12,077)
     Equity income from unconsolidated investments, net                      (17,022)           (15,535)              (552)
     Distributions from equity method investments                             13,199              8,450                992
     Other                                                                   (22,160)           (10,539)           (15,451)
  Other changes in assets and liabilities:
     Accounts receivable                                                       5,785             14,408            (29,733)
     Accounts payable                                                        (11,676)           (20,549)            36,265
     Accrued taxes                                                            17,296             (1,225)            (3,257)
     Other                                                                      (931)           (53,836)           (32,901)
                                                                     ----------------    ---------------    ---------------
       Net cash flows from operating activities                              223,750            135,886            174,060
                                                                     ----------------    ---------------    ---------------
---------------------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends                                                   (59,645)           (60,449)                 -
    Preferred stock dividends                                                 (3,310)            (3,310)            (3,310)
    Capital contribution from parent                                          61,000             35,000                  -
    Proceeds from issuance of long-term debt                                       -                  -            100,000
    Reductions in long-term debt                                                   -            (47,000)            (1,875)
    Net change in short-term borrowings                                      (30,816)            61,572            (96,505)
    Other                                                                      5,086             (4,989)             2,677
                                                                     ----------------    ---------------    ---------------
      Net cash flows used for financing activities                           (27,685)           (19,176)               987
                                                                     ----------------    ---------------    ---------------
---------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Utility construction expenditures                                       (156,921)          (147,032)          (131,640)
    Nuclear decommissioning trust funds                                      (16,092)           (16,092)           (16,092)
    Proceeds from formation of ATC and other asset dispositions                    -             75,600                961
    Other                                                                    (14,782)           (29,308)           (28,109)
                                                                     ----------------    ---------------    ---------------
      Net cash flows used for investing activities                          (187,795)          (116,832)          (174,880)
                                                                     ----------------    ---------------    ---------------
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                 8,270               (122)               167
                                                                     ----------------    ---------------    ---------------
---------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                       307                429                262
                                                                     ----------------    ---------------    ---------------
---------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                          $8,577               $307               $429
                                                                     ================    ===============    ===============
---------------------------------------------------------------------------------------------------------------------------
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                                 $39,540            $43,237            $40,455
                                                                     ================    ===============    ===============
    Income taxes, net of refunds                                             $35,875            $54,161            $54,676
                                                                     ================    ===============    ===============
---------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               WISCONSIN POWER AND LIGHT COMPANY
                                           CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                December 31,
                                                                                         2002                  2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except share amounts)
Common equity                                                                             $766,980              $701,952
                                                                                 ------------------    ------------------
-------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
    Cumulative, without par value, not mandatorily redeemable - authorized
      3,750,000 shares, maximum aggregate stated value $150,000,000:
        $100 stated value - 4.50% series, 99,970 shares outstanding                          9,997                 9,997
        $100 stated value - 4.80% series, 74,912 shares outstanding                          7,491                 7,491
        $100 stated value - 4.96% series, 64,979 shares outstanding                          6,498                 6,498
        $100 stated value - 4.40% series, 29,957 shares outstanding                          2,996                 2,996
        $100 stated value - 4.76% series, 29,947 shares outstanding                          2,995                 2,995
        $100 stated value - 6.20% series, 150,000 shares outstanding                        15,000                15,000
          $25 stated value - 6.50% series, 599,460 shares outstanding                       14,986                14,986
                                                                                 ------------------    ------------------
                                                                                            59,963                59,963
                                                                                 ------------------    ------------------
-------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      1984 Series A, variable rate (1.6% at December 31, 2002), due 2014                     8,500                 8,500
      1988 Series A, variable rate (2.1% at December 31, 2002), due 2015                    14,600                14,600
      1991 Series A, variable rate (1.85% at December 31, 2002), due 2015                   16,000                16,000
      1991 Series B, variable rate (1.85% at December 31, 2002), due 2005                   16,000                16,000
      1992 Series W, 8.6%, due 2027                                                         70,000                70,000
      1992 Series X, 7.75%, due 2004                                                        62,000                62,000
      1992 Series Y, 7.6%, due 2005                                                         72,000                72,000
                                                                                 ------------------    ------------------
                                                                                           259,100               259,100
    Debentures, 7%, due 2007                                                               105,000               105,000
    Debentures, 5.7%, due 2008                                                              60,000                60,000
    Debentures, 7-5/8%, due 2010                                                           100,000               100,000
                                                                                 ------------------    ------------------
                                                                                           524,100               524,100
                                                                                 ------------------    ------------------
    Less:
       Variable rate demand bonds                                                          (55,100)              (55,100)
       Unamortized debt discount, net                                                         (792)                 (917)
                                                                                 ------------------    ------------------
                                                                                           468,208               468,083
                                                                                 ------------------    ------------------
-------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                    $1,295,151            $1,229,998
                                                                                 ==================    ==================
-------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
                                                                                                             Accumulated
                                                                                  Additional                    Other        Total
                                                                     Common        Paid-In      Retained     Comprehensive   Common
                                                                      Stock        Capital      Earnings         Loss        Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
2000:
Beginning balance                                                       $66,183    $229,438     $303,476           $--     $599,097
      Earnings available for common stock                                                         68,126                     68,126
          Unrealized holding losses on derivatives due to cumulative effect of a change in accounting principle,
               net of tax of ($430)                                                                                (642)       (642)
          Other unrealized holding losses on derivatives,
             net of tax of ($3,634)                                                                              (5,151)     (5,151)
          Less: reclassification adjustment for losses
             included in earnings available for common
               stock, net of tax of ($769)                                                                       (1,085)     (1,085)
                                                                                                          -------------- -----------
        Net unrealized losses on qualifying derivatives                                                          (4,708)     (4,708)
                                                                                                          -------------- -----------
      Total comprehensive income                                                                                             63,418
    Stock options exercised                                                              78                                      78
                                                                     ----------- ----------- ------------ -------------- -----------
Ending balance                                                           66,183     229,516      371,602         (4,708)    662,593

2001:
      Earnings available for common stock                                                         70,180                     70,180
        Minimum pension liability adjustment, net of tax of ($9,552)                                            (14,248)    (14,248)
          Unrealized holding gains on derivatives,
             net of tax of $3,932                                                                                 5,952       5,952
          Less: reclassification adjustment for losses
             included in earnings available for common
               stock, net of tax of ($1,676)                                                                     (2,837)     (2,837)
                                                                                                          -------------- -----------
        Net unrealized gains on qualifying derivatives                                                            8,789       8,789
                                                                                                          -------------- -----------
      Total comprehensive income                                                                                             64,721
    Common stock dividends                                                                       (60,449)                   (60,449)
    Stock options exercised                                                              87                                      87
    Capital contribution from parent                                                 35,000                                  35,000
                                                                     ----------- ----------- ------------ -------------- -----------
Ending balance                                                           66,183     264,603      381,333        (10,167)    701,952

2002:
      Earnings available for common stock                                                         77,614                     77,614
        Minimum pension liability adjustment, net of tax of ($6,823)                                            (10,177)    (10,177)
          Unrealized holding losses on derivatives,
             net of tax of ($92)                                                                                   (137)       (137)
          Less: reclassification adjustment for gains
             included in earnings available for common
               stock, net of tax of $2,432                                                                        3,627       3,627
                                                                                                          -------------- -----------
        Net unrealized losses on qualifying derivatives                                                          (3,764)     (3,764)
                                                                                                          -------------- -----------
      Total comprehensive income                                                                                             63,673
    Common stock dividends                                                                       (59,645)                   (59,645)
    Capital contribution from parent                                                 61,000                                  61,000
                                                                     ----------- ----------- ------------ -------------- -----------
Ending balance                                                          $66,183    $325,603     $399,302       ($24,108)   $766,980
                                                                     =========== =========== ============ ============== ===========
------------------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       WISCONSIN POWER AND LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy "Notes to Consolidated Financial Statements" are incorporated by reference insofar as they relate to WP&L and incorporate the disclosures relating to WP&L contained in the following notes of the Alliant Energy "Notes to Consolidated Financial Statements":

Summary of Significant Accounting Policies      Note 1(a) 3rd and 4th paragraphs, 1(b), 1(c), 1(d), 1(f) to 1(l),
                                                1(n), 1(p), 1(q)
Utility Rate Matters                            Note 2
Leases                                          Note 3
Utility Accounts Receivable                     Note 4
Common and Preferred Stock                      Note 7
Debt                                            Note 8(a) 1st paragraph, 8(b) 1st paragraph
Investments                                     Note 9 1st paragraph, "Investment in ATC"
Derivative Financial Instruments                Note 10(a) 1st paragraph, "Cash Flow Hedging Instruments" 1st paragraph, "Other Derivatives Not Designated in Hedge Relationships"
                                                4th paragraph; 10(b); 10(c)
Commitments and Contingencies                   Note 11(b) 1st paragraph, 11(c), 11(e) "MGP Sites" and "NEPA," 11(f)
Jointly-Owned Electric Utility Plant            Note 12


The notes that follow herein set forth additional specific information for WP&L and are numbered to be consistent with the Alliant Energy "Notes to Consolidated Financial Statements."

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The consolidated financial statements include the accounts of WP&L and its principal consolidated subsidiaries WPL Transco LLC and South Beloit. WP&L is a direct subsidiary of Alliant Energy and is engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water services. Nearly all of WP&L's retail customers are located in south and central Wisconsin.

(c) Regulatory Assets and Liabilities - At Dec. 31, 2002 and 2001, regulatory assets and liabilities were comprised of the following items (in millions):

                                           Regulatory Assets     Regulatory Liabilities
                                         ----------------------  -----------------------
                                           2002        2001         2002        2001
                                         ----------  ----------  -----------  ----------
Energy efficiency program costs             $38.6       $33.9        $--          $--
Tax-related                                  25.0        29.0        14.6         15.1
Environmental-related                        19.0        18.7         0.6          0.5
Other                                        48.1        33.4        17.0          7.6
                                         ----------  ----------  -----------  ----------
                                           $130.7      $115.0       $32.2        $23.2
                                         ==========  ==========  ===========  ==========

(d) Income Taxes - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

(3)  LEASES
WP&L's operating lease rental expenses, which include certain purchased-power agreements, for 2002, 2001 and 2000 were $24.5 million, $23.4 million and $7.9 million, respectively. The purchased-power agreements below include $463 million and $78 million, respectively, related to a new plant (Riverside) currently under development and the RockGen plant, both in Wisconsin. The Riverside plant is expected to be placed in-service in 2004. The synthetic leases relate to the financing of the utility railcars and a utility radio dispatch system that were not included on WP&L's Consolidated Balance Sheets. WP&L has guaranteed the residual value of its synthetic leases totaling $14.3 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 13 years. Residual value guarantees have been included in the future minimum lease payments noted in the table below (in millions):

                                                2003     2004     2005     2006     2007    Thereafter   Total
                                              -------- -------- -------- -------- -------- ----------- ---------
  Certain purchased-power agreements            $18.7    $51.8    $66.3    $67.6    $69.0    $308.6      $582.0
  Synthetic leases                                6.4      7.6      7.5      7.4      5.5      25.5        59.9
  Other                                           2.0      1.1      1.2      1.0      1.0       2.2         8.5
                                              -------- -------- -------- -------- -------- ----------- ---------
                                                $27.1    $60.5    $75.0    $76.0    $75.5    $336.3      $650.4
                                              ======== ======== ======== ======== ======== =========== =========

(4)  UTILITY ACCOUNTS RECEIVABLE
At Dec. 31, 2002 and 2001, WP&L had sold $116 million and $88 million of receivables, respectively. In 2002, 2001 and 2000, WP&L received $1.2 billion, $1.1 billion and $0.9 billion, respectively, in aggregate proceeds from the sale of accounts receivable. WP&L paid fees associated with these sales of $2.2 million, $4.0 million and $5.0 million in 2002, 2001 and 2000, respectively.

(5)  INCOME TAXES
The components of income taxes for WP&L were as follows (in millions):

                                                 2002             2001              2000
                                             -------------    -------------     -------------
Current tax expense:
  Federal                                         $42.8            $36.8             $44.5
  State                                             9.7             11.2              10.5
Deferred tax expense (benefit):
  Federal                                          (5.0)            (4.6)             (9.9)
  State                                             1.2             (0.4)             (0.3)
Amortization of investment tax credits             (1.8)            (1.8)             (1.9)
Research and development tax credits               (2.2)            --                --
                                             -------------    -------------     -------------
                                                  $44.7            $41.2             $42.9
                                             =============    =============     =============

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

                                                      2002               2001               2000
                                                  -------------      --------------     --------------
Statutory federal income tax rate                      35.0%              35.0%              35.0%
    State income taxes, net of federal benefits         6.1                6.4                6.0
    Adjustment of prior period taxes                   (1.1)              (2.8)              (0.8)
    Amortization of investment tax credits             (1.4)              (1.6)              (1.6)
    Amortization of excess deferred taxes              (1.4)              (1.5)              (1.3)
    Research and development tax credits               (1.8)              --                 --
    Other items, net                                    0.2                0.4                0.2
                                                  -------------      --------------     --------------
Overall effective income tax rate                      35.6%              35.9%              37.5%
                                                  =============      ==============     ==============

The accumulated deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):
                                       2002               2001
                                  ---------------    ---------------
Property related                       $201.2             $200.8
Minimum pension liability               (16.4)              (9.6)
Decommissioning                         (25.2)             (20.8)
Other                                    32.3               35.8
                                  ---------------    ---------------
                                       $191.9             $206.2
                                  ===============    ===============

(6)  BENEFIT PLANS
(a) Pension Plans and Other Postretirement Benefits - Substantially all of WP&L's employees are covered by two non-contributory defined benefit pension plans. For the defined benefit pension plan sponsored by Corporate Services, Alliant Energy allocates pension costs and contributions to WP&L based on labor costs of plan participants and any additional minimum pension liability based on each group's funded status. The weighted-average assumptions at the measurement date of Sept. 30 were as follows:

                                               Qualified Pension Benefits            Other Postretirement Benefits
                                          ------------------------------------- ----------------------------------------
                                             2002         2001        2000         2002        2001           2000
                                          ------------ ----------- ------------ ----------- ------------- ---------------
Discount rate                                6.75%       7.25%        8.00%        6.75%       7.25%         8.00%
Expected return on plan assets                9%           9%          9%           9%          9%             9%
Rate of compensation increase                3.5%         3.5%        3.5%         3.5%        3.5%           3.5%
Medical cost trend on covered charges:
      Initial trend rate                      N/A         N/A          N/A         10.8%       12.0%          9.0%
      Ultimate trend rate                     N/A         N/A          N/A          5%          5%             5%


The components of WP&L's qualified pension benefits and other postretirement benefits costs were as follows (in millions):

                                                Qualified Pension Benefits            Other Postretirement Benefits
                                           --------------------------------------    ---------------------------------
                                             2002           2001         2000         2002        2001         2000
                                           ----------    -----------   ----------    --------    --------    ---------
Service cost                                   $3.6         $2.8          $3.0         $2.4        $1.6        $1.4
Interest cost                                  10.1          9.2           8.9          4.4         3.6         3.3
Expected return on plan assets                (12.2)       (13.7)        (12.9)        (1.6)       (1.7)       (1.6)
Amortization of:
   Transition obligation (asset)               (1.7)        (2.1)         (2.1)         1.1         1.2         1.2
   Prior service cost                           0.4          0.5           0.4          --          --          --
   Actuarial loss (gain)                        1.5          --            --           0.1        (0.6)       (0.8)
                                           ----------    -----------   ----------    --------    --------    ---------
                                               $1.7        ($3.3)        ($2.7)        $6.4        $4.1        $3.5
                                           ==========    ===========   ==========    ========    ========    =========

The pension benefit cost shown above (and in the following tables) represents only the pension benefit cost for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The benefit obligations and assets associated with WP&L's non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy's consolidated financial statements and are not reported above. The pension benefit (income) cost for WP&L's non-bargaining employees who are now participants in other Alliant Energy plans was $0.3 million, ($1.5) million and ($1.3) million for 2002, 2001 and 2000, respectively. In addition, Corporate Services provides services to WP&L. The allocated pension benefit costs associated with these services was $1.7 million, $1.3 million and $1.3 million for 2002, 2001 and 2000, respectively. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all WP&L employees. The allocated other postretirement benefit cost associated with Corporate Services for WP&L was $0.5 million, $0.3 million and $0.3 million for 2002, 2001 and 2000, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 2002, holding all other assumptions constant, would have the following effects (in millions):

                                                                1% Increase             1% Decrease
                                                           -------------------    ----------------------
Effect on total of service and interest cost components           $0.6                   ($0.6)
Effect on postretirement benefit obligation                       $5.6                   ($5.1)


A reconciliation of the funded status of WP&L's plans to the amounts recognized on WP&L's Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

                                                      Qualified Pension Benefits      Other Postretirement Benefits
                                                     -----------------------------    -------------------------------
                                                        2002             2001             2002              2001
                                                     ------------     ------------    --------------     ------------
Change in benefit obligation:
  Net benefit obligation at beginning of year           $139.2           $115.9           $60.5             $42.3
  Service cost                                             3.6              2.8             2.4               1.6
  Interest cost                                           10.1              9.2             4.4               3.6
  Plan participants' contributions                         --              --               1.5               1.6
  Actuarial loss                                          10.3             18.3            13.2              16.6
  Gross benefits paid                                     (7.2)            (7.0)           (5.4)             (5.2)
                                                     ------------     ------------    --------------     ------------
     Net benefit obligation at end of year               156.0            139.2            76.6              60.5
                                                     ------------     ------------    --------------     ------------

Change in plan assets:
  Fair value of plan assets at beginning of year         138.8            156.3            17.8              19.4
  Actual return on plan assets                            (8.1)           (10.5)           (1.4)             (0.5)
  Employer contributions                                  30.0             --               4.2               2.5
  Plan participants' contributions                         --              --               1.5               1.6
  Gross benefits paid                                     (7.2)            (7.0)           (5.4)             (5.2)
                                                     ------------     ------------    --------------     ------------
     Fair value of plan assets at end of year            153.5            138.8            16.7              17.8
                                                     ------------     ------------    --------------     ------------

Funded status at end of year                              (2.5)            (0.4)          (59.9)            (42.7)
Unrecognized net actuarial loss                           63.5             34.3            20.4               4.4
Unrecognized prior service cost                            3.4              3.9            (0.1)             (0.2)
Unrecognized net transition obligation (asset)             --              (1.7)           11.5              12.6
                                                     ------------     ------------    --------------     ------------
     Net amount recognized at end of year                $64.4            $36.1          ($28.1)           ($25.9)
                                                     ============     ============    ==============     ============

Amounts recognized on the Consolidated
  Balance Sheets consist of:
     Prepaid benefit cost                                $64.4            $36.1            $1.5              $1.3
     Accrued benefit cost                                  --              --             (29.6)            (27.2)
                                                     ------------     ------------    --------------     ------------
      Net amount recognized at measurement date           64.4             36.1           (28.1)            (25.9)
                                                     ------------     ------------    --------------     ------------

Contributions paid after 9/30 and prior to 12/31           --              --               1.0               1.1
                                                     ------------     ------------    --------------     ------------
     Net amount recognized at 12/31                      $64.4            $36.1          ($27.1)           ($24.8)
                                                     ============     ============    ==============     ============

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $74.7 million and $13.7 million, respectively, as of Sept. 30, 2002 and $53.8 million and $8.5 million, respectively, as of Sept. 30, 2001. At Dec. 31, 2002 and 2001, Corporate Services allocated an additional minimum liability of $41.3 million and $0 million, respectively.

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to WP&L for these plans was $1.5 million, $1.0 million and $1.2 million in 2002, 2001 and 2000, respectively. WP&L has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2002 and 2001, the cash surrender value of these investments was $10 million and $9 million, respectively. A significant number of WP&L employees also participate in defined contribution pension plans (401(k) plans). WP&L's contributions to the plans, which are based on the participants' level of contribution, were $2.2 million, $2.1 million and $2.1 million in 2002, 2001 and 2000, respectively.

(7)   COMMON AND PREFERRED STOCK
(b) Preferred Stock - The carrying value of WP&L's cumulative preferred stock at both Dec. 31, 2002 and 2001 was $60 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2002 and 2001 was $48 million and $49 million, respectively.

(8)   DEBT
(a) Short-Term Debt - Information regarding WP&L's short-term debt was as follows (dollars in millions):


                                                    2002              2001
                                                --------------    --------------
At Dec. 31:
   Commercial paper outstanding                     $60.0              $--
   Discount rates on commercial paper               1.6%               N/A
   Money pool borrowings                             $--              $90.8
   Interest rates on money pool borrowings           N/A              2.4%

For the year ended:
   Average amount of short-term debt
      (based on daily outstanding balances)         $57.4             $23.8
   Average interest rates on short-term debt        1.8%              3.7%


(b) Long-Term Debt - WP&L's debt maturities for 2003 to 2007 are $0, $62.0 million, $88.0 million, $0, and $105.0 million, respectively. The carrying value of WP&L's long-term debt (including variable rate demand bonds) at both Dec. 31, 2002 and 2001 was $523 million. The fair market value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2002 and 2001 was $574 million and $548 million, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS Information relating to various investments held by WP&L at Dec. 31 that are marked-to-market as a result of SFAS 115 was as follows (in millions):

                                                      2002                          2001
                                           ---------------------------    --------------------------
                                             Carrying/   Unrealized        Carrying/    Unrealized
                                               Fair         Gains,           Fair         Gains,
                                               Value      Net of Tax         Value       Net of Tax
                                           ------------ --------------    ------------ -------------
Available-for-sale securities:
  Nuclear decommissioning trust funds:
     Debt securities                              $131           $5              $122          $2
     Equity securities                              93            5                94          23
                                           ------------ --------------    ------------ -------------
        Total                                     $224          $10              $216         $25
                                           ============ ==============    ============ =============


Nuclear Decommissioning Trust Funds - At Dec. 31, 2002, $75 million, $24 million and $32 million of the debt securities mature in 2003-2010, 2011-2020 and 2021-2049, respectively. The funds realized gains from the sales of securities of $10.3 million, $2.1 million and $5.2 million in 2002, 2001 and 2000, respectively (cost of the investments based on specific identification was $92.2 million, $147.4 million and $202.1 million and proceeds from the sales were $102.5 million, $149.5 million and $207.3 million, respectively).

Unconsolidated Equity Investments - Summary financial information from WP&L's unconsolidated equity investments' financial statements is as follows (in millions):

                                2002         2001        2000
                              ----------  -----------  ----------
  Operating revenues            $211.7       $180.3       $5.3
  Operating income                75.7         65.8        1.3
  Net income                      59.5         55.9        1.6
As of Dec. 31:
  Current assets                  44.7         59.5
  Non-current assets             774.4        681.4
  Current liabilities             50.8         39.3
  Non-current liabilities          7.5          4.4

(11)  COMMITMENTS AND CONTINGENCIES
(a) Construction and Acquisition Expenditures - Certain commitments have been made in connection with 2003 capital expenditures. During 2003, total construction and acquisition expenditures are estimated to be approximately $160 million.

(b) Purchased-Power, Coal and Natural Gas Contracts - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to IP&L and WP&L. Such process considers factors such as resource mix, load growth and resource availability. However, for 2003, system-wide purchased-power contracts of $45.1 million (1.6 million
MWh) have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility is not yet known. Refer to Note 18 for additional information. Coal contract quantities are directly assigned to specific plants at IP&L and WP&L based on various factors including projected heat input requirements, combustion compatibility and efficiency. However, for 2003-2006, system-wide coal contracts of $56.1 million (7.8 million tons), $37.5 million (7.6 million tons), $28.0 million (4.7 million tons) and $8.2 million (0.9 million tons), respectively, have not yet been directly assigned to IP&L and WP&L since the specific needs of each utility is not yet known. At Dec. 31, 2002, WP&L's minimum commitments were as follows (dollars and Dths in millions; MWhs and tons in thousands):

                   Purchased-power                   Coal                    Natural gas
                -----------------------     -----------------------    -------------------------
                Dollars        MWhs         Dollars        Tons         Dollars         Dths
                ---------    ----------     ---------    ----------    -----------    ----------
2003               $31.3        219            $6.9          --           $48.1            2
2004                 8.0        219             6.9          --            32.3           --
2005                --           --             1.3          --            25.0           --
2006                --           --             1.3          --            14.1           --
2007                --           --             1.3          --            13.3           --
Thereafter          --           --            --            --            26.4           --


(e) Environmental Liabilities - WP&L had recorded the following environmental liabilities, and regulatory assets associated with certain of these liabilities, at Dec. 31 (in millions):

                                Environmental Liabilities           Regulatory Assets
                               ----------------------------    ----------------------------
                                  2002            2001            2002            2001
                               ------------   -------------    ------------    ------------
   MGP sites                         $6.9         $4.4              $13.0          $11.7
   NEPA                               2.5          3.1                3.1            4.0
   Other                              --          --                  2.9            3.0
                               ------------   -------------    ------------    ------------
                                     $9.4         $7.5              $19.0          $18.7
                               ============   =============    ============    ============

MGP Sites - Management currently estimates the range of remaining costs to be
---------
incurred for the investigation, remediation and monitoring of all WP&L's sites to be approximately $6 million to $7 million.

(13)  SEGMENTS OF BUSINESS
WP&L is a regulated domestic utility, serving customers in Wisconsin and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the water business and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in "Total." In 2002 and 2001, gas revenues included $22 million and $21 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to WP&L's operations and there was no single customer whose revenues were 10% or more of WP&L's consolidated revenues. Certain financial information relating to WP&L's significant business segments was as follows (in millions):

                                                                   Electric          Gas            Other          Total
------------------------------------------------------------------------------------------------------------------------------
2002
----
Operating revenues                                                    $787.7         $179.1           $5.3             $972.1
Depreciation and amortization                                          117.3           17.7            1.2              136.2
Operating income                                                       114.1           12.0            1.4              127.5
Interest expense, net of AFUDC                                                                                           37.6
Interest income                                                                                                         (21.6)
Equity income from unconsolidated investments                                                                           (17.0)
Miscellaneous, net                                                                                                        2.9
Income tax expense                                                                                                       44.7
Net income                                                                                                               80.9
Preferred dividends                                                                                                       3.3
Earnings available for common stock                                                                                      77.6
Total assets                                                         1,426.7          259.5          298.4            1,984.6
Investments in equity method subsidiaries                              121.7                                            121.7
Construction and acquisition expenditures                              144.6           10.6            1.7              156.9

------------------------------------------------------------------------------------------------------------------------------

2001
----
Operating revenues                                                    $753.5         $206.9           $5.0             $965.4
Depreciation and amortization                                          111.5           16.4            1.2              129.1
Operating income                                                       121.6            2.5            1.3              125.4
Interest expense, net of AFUDC                                                                                           38.7
Interest income                                                                                                          (8.1)
Equity income from unconsolidated investments                                                                           (15.5)
Miscellaneous, net                                                                                                       (4.4)
Income tax expense                                                                                                       41.2
Net income                                                                                                               73.5
Preferred dividends                                                                                                       3.3
Earnings available for common stock                                                                                      70.2
Total assets                                                         1,323.9          224.5          327.4            1,875.8
Investments in equity method subsidiaries                              117.3                                            117.3
Construction and acquisition expenditures                              127.9           16.8            2.3              147.0

------------------------------------------------------------------------------------------------------------------------------

2000
----
Operating revenues                                                    $692.2         $165.2           $5.0             $862.4
Depreciation and amortization                                          122.9           15.9            1.1              139.9
Operating income                                                       123.2           12.2            1.7              137.1
Interest expense, net of AFUDC                                                                                           39.3
Interest income                                                                                                         (13.1)
Equity income from unconsolidated investments                                                                            (0.5)
Miscellaneous, net                                                                                                       (2.9)
Income tax expense                                                                                                       42.9
Net income                                                                                                               71.4
Preferred dividends                                                                                                       3.3
Earnings available for common stock                                                                                      68.1
Total assets                                                         1,344.9          226.1          286.0            1,857.0
Investments in equity method subsidiaries                                4.8                                              4.8
Construction and acquisition expenditures                              114.2           15.1            2.3              131.6


(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summation of the individual quarters may not equal annual totals due to rounding.

                                                       2002                                      2001
                                      ----------------------------------------  ---------------------------------------
                                       March 31   June 30   Sept. 30  Dec. 31    March 31   June 30 Sept. 30   Dec. 31
                                      ---------- --------- --------- ---------  ---------- --------- -------- ---------
                                                                       (in millions)
  Operating revenues                     $229.5    $217.5    $249.0    $276.1      $317.2    $204.1    $228.3   $215.8
  Operating income                         24.1      28.6      35.4      39.3        37.0      23.4      36.2     28.8
  Net income                               15.7      12.8      19.2      33.2        19.3      11.6      19.9     22.8
  Earnings available for common stock      14.9      12.0      18.3      32.4        18.4      10.7      19.0     22.0


(18)    RELATED PARTIES
IP&L and WP&L have entered into a System Coordination and Operating Agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of IP&L and WP&L. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IP&L and WP&L based on procedures included in the agreement. The sales amounts allocated to WP&L were $26.9 million, $32.1 million and $28.6 million for 2002, 2001 and 2000, respectively. The purchases allocated to WP&L were $205.8 million, $209.2 million and $130.7 million for 2002, 2001 and 2000, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IP&L and WP&L are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IP&L and WP&L in proportion to each utility's share of electric production at the time of the sale.

Pursuant to a service agreement approved by the SEC under PUHCA, WP&L receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WP&L at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WP&L. These costs totaled $117.7 million, $107.0 million and $103.4 million for 2002, 2001 and 2000, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2002 and 2001, WP&L had a net intercompany payable to Corporate Services of $31.1 million and $32.2 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY
The information required by Item 10 relating to directors and nominees for election of directors at the 2003 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in Alliant Energy's Proxy Statement for the 2003 Annual Meeting of Shareowners (the 2003 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy may be found in Part I of this report under the caption "Executive Officers of the Registrants."

IP&L
IP&L's directors are identical to those of Alliant Energy. The information required by Item 10 relating to directors and nominees for election of directors at the 2003 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption "Election of Directors" in the 2003 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Alliant Energy Proxy Statement. Information regarding executive officers of IP&L may be found in Part I of this report under the caption "Executive Officers of the Registrants."

WP&L
The information required by Item 10 relating to directors and nominees for election of directors at the 2003 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption "Election of Directors" in WP&L's Proxy Statement for the 2003 Annual Meeting of Shareowners (the 2003 WP&L Proxy Statement), which will be filed with the SEC within 120 days after the end of WP&L's fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 WP&L Proxy Statement. Information regarding executive officers of WP&L may be found in
Part I of this report under the caption "Executive Officers of the Registrants."

ITEM 11.  EXECUTIVE COMPENSATION

ALLIANT ENERGY
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements" and "Retirement and Employee Benefit Plans" in the 2003 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IP&L
The directors as well as the CEO and the four other most highly compensated executive officers for IP&L are the same as for WP&L. Therefore, the information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements" and "Retirement and Employee Benefit Plans" in the 2003 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of IP&L's fiscal year.

WP&L
The information required by Item 11 is incorporated herein by reference to the relevant information under the captions "Compensation of Directors," "Compensation of Executive Officers," "Stock Options," "Long-Term Incentive Awards," "Certain Agreements" and "Retirement and Employee Benefit Plans" in the 2003 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ALLIANT ENERGY
Information regarding Alliant Energy's equity compensation plans as of Dec. 31, 2002 was as follows:

                                                                                                     (c)
                                                (a)                      (b)                 Number of securities
                                       Number of securities       Weighted-average         remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
          Plan Category                 warrants and rights          and rights            reflected in column (a))
-----------------------------------    ----------------------    --------------------    -----------------------------
Equity compensation plans
  approved by shareowners                  4,325,172 (1)               $29.44                     3,226,517 (2)
Equity compensation plans not
  approved by shareowners                        N/A (3)                  N/A                           N/A (4)
                                       ----------------------    --------------------    -----------------------------
      Total                                4,325,172                   $29.44                     3,226,517
                                       ======================    ====================    =============================

(1) Represents performance shares and options to purchase shares of Alliant Energy common stock granted under the Alliant Energy LTEIP and EIP. The performance shares are paid out in shares of Alliant Energy common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. The performance shares included in column (a) of the table reflect an assumed payout at a performance multiplier of two.

(2) All of the available shares under the LTEIP and EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units. Excludes 1,745 shares of restricted common stock previously issued and outstanding for which the restrictions have not lapsed.
(3) As of Dec. 31, 2002, there have been 239,467 shares of Alliant Energy common stock issued under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP) described below.
(4) There is no limit on the number of shares of Alliant Energy common stock that may be issued under the KEDCP and the DDCP.

Deferred Compensation Plans - Alliant Energy maintains an unfunded KEDCP under which participants may defer up to 100% of base salary, incentive compensation and eligible supplemental executive retirement plan payments. Participants who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Alliant Energy also maintains an unfunded DDCP under which directors may elect to defer all or part of their retainer fee. Key employees and directors may elect to have their deferrals credited to an interest account or a company stock account, which are held in grantor trusts. Payments from the company stock account will be made in shares of Alliant Energy common stock.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2003 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy's fiscal year.

IP&L
To IP&L's knowledge, no shareowner beneficially owned 5% or more of IP&L's 8.375% Cumulative Preferred Stock as of Dec. 31, 2002. None of the directors or executive officers of IP&L own any shares of IP&L's 8.375% Cumulative Preferred Stock.

WP&L
The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 2003 WP&L Proxy Statement, which will be filed with the SEC within 120 days after the end of WP&L's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Annual Report on Form 10-K, Alliant Energy, IP&L and WP&L carried out evaluations, under the supervision and with the participation of their management, including their CEO, CFO and Disclosure Committee, of the effectiveness of the design and operation of Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on those evaluations, the CEO and the CFO concluded that Alliant Energy's, IP&L's and WP&L's disclosure controls and procedures were effective as of the date of such evaluation.

There have been no significant changes in Alliant Energy's, IP&L's and WP&L's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements - Refer to "Index to Financial
        ---------------------------------
        Statements" in Item 8 Financial Statements and Supplementary Data.

(a) (2) Financial Statement Schedules - Schedule II.  Valuation and Qualifying
        -----------------------------
        Accounts and Reserves

   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(a) (3) Exhibits Required by Securities and Exchange Commission
        -------------------------------------------------------
Regulation S-K - The following Exhibits are filed herewith or incorporated
--------------
herein by reference.

  2.1 Agreement and Plan of Merger, dated as of March 15, 2000, as amended on Nov. 29, 2000, between IP&L (formerly IESU) and IPC (incorporated by reference to Appendix A to the joint proxy statement/prospectus of IP&L, dated Feb. 13, 2001 (Registration No. 333-53846))

  3.1 Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)


  3.2 Bylaws of Alliant Energy, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.2 to
          Alliant Energy's Form 10-K for the year 2000)

  3.3     Restated Articles of Incorporation of WP&L, as amended
          (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

  3.4 Bylaws of WP&L, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year 2000)

  3.5 Restated Articles of Incorporation of IP&L (incorporated by reference to Exhibit 3.1 to IP&L's Form 10-Q for the quarter ended Sept. 30, 2002)

  3.5a    Articles of Amendment to IP&L's Restated Articles of
          Incorporation

  3.6 Bylaws of IP&L, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.6 to IP&L's Form 10-K for the year 2000)

  4.1     Rights Agreement, dated Jan. 20, 1999, between Alliant
          Energy and Wells Fargo Bank Minnesota, N.A., successor
          (incorporated by reference to Exhibit
          4.1 to Alliant Energy's Registration Statement on Form 8-A, dated Jan. 20, 1999)

  4.2 Indenture of Mortgage or Deed of Trust dated Aug. 1, 1941, between WP&L and U.S. Bank National Association (U.S. Bank) and Robert T. Jones, successor, as Trustees, filed as
          Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, Jan. 1, 1948, Sept. 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952,
          Sept. 1, 1953, Oct. 1, 1954, March 1, 1959, May 1, 1962,
          Aug. 1, 1968, June 1, 1969, Oct. 1, 1970, July 1, 1971,
          April 1, 1974, Dec. 1, 1975, May 1, 1976, May 15, 1978,
          Aug. 1, 1980, Jan. 15, 1981, Aug. 1, 1984, Jan. 15, 1986,
          June 1, 1986, Aug. 1, 1988, Dec. 1, 1990, Sept. 1, 1991,
          Oct. 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and
          July 1, 1992 (Second Amended Exhibit 7(b) in File
          No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended
          Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File
          No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended
          Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended
          Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308;
          Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439;
          Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended
          Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726, Exhibit
          4.25 in File No. 33-45726, Exhibit 4.26 in File
          No. 33-45726, Exhibit 4.27 in File No. 33-45726, Exhibit 4.1
          to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's
          Form 8-K dated July 20, 1992)

  4.3 Indenture, dated as of June 20, 1997, between WP&L and U.S. Bank, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No.
          33-60917))

  4.4 Officers' Certificate, dated as of June 25, 1997, creating WP&L's 7% debentures due June 15, 2007 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated June 25,
          1997)

  4.5 Officers' Certificate, dated as of Oct. 27, 1998, creating WP&L's 5.7% debentures due Oct. 15, 2008 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated Oct. 27,
          1998)

  4.6 Officers' Certificate, dated as of March 1, 2000, creating WP&L's 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WP&L's Form 8-K, dated March 1,
          2000)

  4.7 Indenture of Mortgage and Deed of Trust, dated as of Sept. 1, 1993, between IP&L and Bank One Trust Company, National Association (Bank One Trust), successor, as Trustee (incorporated by reference to Exhibit 4(c) to IP&L's Form 10-Q for the quarter ended Sept. 30, 1993), and the indentures supplemental thereto dated, respectively, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sept. 1, 1996 and
          April 1, 1997 (Exhibit 4(d) in IP&L's Form 10-Q dated Nov. 12, 1993, Exhibit 4(e) in IP&L's Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) in IP&L's Form 10-Q dated May 12, 1995,
          Exhibit 4(c)(i) in IP&L's Form 8-K dated Sept. 19, 1996 and
          Exhibit 4(a) in IP&L's Form 10-Q dated May 14, 1997)

  4.8 Indenture or Deed of Trust dated as of Feb. 1, 1923, between IP&L and Bank One Trust, successor and Lawrence Dillard, successor, as Trustees (incorporated by reference to Exhibit B-1 to File No. 2-1719), and the indentures supplemental thereto dated, respectively, May 1, 1940, May 2, 1940, Oct. 1, 1945, Oct. 2, 1945, Jan. 1, 1948,
          Sept. 1, 1950, Feb. 1, 1953, Oct. 2, 1953, Aug. 1, 1957,
          Sept. 1, 1962, June 1, 1967, Feb. 1, 1973, Feb. 1, 1975,
          July 1, 1975, Sept. 2, 1975, March 10, 1976, Feb. 1, 1977,
          Jan. 1, 1978, March 1, 1979, March 1, 1980, May 31, 1986,
          July 1, 1991, Sept. 1, 1992 and Dec. 1, 1994 (Exhibit B-1-k
          in File No. 2-4921, Exhibit B-1-l in File No. 2-4921,
          Exhibit 7(m) in File No. 2-8053, Exhibit 7(n) in File No. 2-8053, Exhibit 7(o) in File No. 2-8053, Exhibit 4(e) in

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

  4.9 Indenture (For Unsecured Subordinated Debt Securities), dated as of Dec. 1, 1995, between IP&L and Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 4(i) to IP&L's Amendment No. 1 to Registration Statement, File No. 33-62259)

  4.10 Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IP&L and Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 4(j) to IP&L's Registration Statement, File No. 333-32097)

  4.11 Officer's Certificate, dated as of Aug. 4, 1997, creating IP&L's 6-5/8% Senior Debentures, Series A, due 2009
          (incorporated by reference to Exhibit 4.12 to IP&L's Form 10-K for the year 2000)

  4.12 Officers' Certificate, dated as of March 6, 2001, creating IP&L's 6-3/4% Series B Senior Debentures due 2011
          (incorporated by reference to Exhibit 4 to IP&L's Form 8-K, dated March 6, 2001)

  4.13 The Original through the Nineteenth Supplemental Indentures of IP&L, successor, to JPMorgan Chase Bank and James P. Freeman, successor, as Trustee, dated Jan. 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

  4.14 Twentieth Supplemental Indenture of IP&L, successor, to JPMorgan Chase Bank and James P. Freeman, successor, as Trustees, dated May
          15, 1993 (incorporated by reference to Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

  4.15 Twenty-First Supplemental Indenture of IP&L, successor, to JPMorgan Chase Bank and James P. Freeman, as Trustees, dated Dec. 31,
          2001 (incorporated by reference to Exhibit 4.3 to IP&L's
          Form 8-K, dated Jan. 1, 2002)

  4.16 Indenture, dated as of Nov. 4, 1999, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No.
          333-92859)), and the indentures supplemental thereto dated, respectively, Nov. 4, 1999, Feb. 1, 2000 and Nov. 15, 2001
          (Exhibit 4.2 in Registration No. 333-92859, Exhibit 99.4 in
          Alliant Energy's Form 8-K dated Feb. 1, 2000 and Exhibit 4.4 in Resources' and Alliant Energy's Registration Statement on
          Form S-4 (Registration No. 333-75020))

  4.16a Fourth Supplemental Indenture, dated as of Dec. 26, 2002, among Resources, Alliant Energy, as Guarantor, and U.S.
          Bank, as Trustee

  4.17 Registration Rights Agreement, dated as of Dec. 26, 2002, among Resources, Alliant Energy, Merrill Lynch, Pierce,
          Fenner & Smith Inc., Utehdahl Capital Partners, L.P. and The Williams Capital Group, L.P.

  4.18 Registration Rights Agreement, dated as of Dec. 20, 2002, between IP&L and Robert W. Baird & Co. Inc.


  10.1 364-Day Credit Agreement, dated as of Oct. 11, 2002, among Alliant Energy, the Banks named therein and Bank One, NA, as administrative agent and issuer of Letters of Credit
          (incorporated by reference to Exhibit 10.1 to Alliant
          Energy's Form 10-Q for the quarter ended Sept. 30, 2002)

  10.2 Credit Agreement, dated as of Oct. 11, 2002, among IP&L, the Banks named therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to IP&L's 10-Q for the quarter ended Sept. 30, 2002)

  10.3 Credit Agreement, dated as of Oct. 11, 2002, among WP&L, the Banks named therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to WP&L's 10-Q for the quarter ended Sept. 30, 2002)

  10.4 364-Day Credit Agreement, dated as of Dec. 27, 2002, among Resources, as Borrower, and Alliant Energy, Heartland
          Properties, Inc. and International, as Guarantors and the Lenders Named therein and Merrill Lynch Capital Corporation, as Administrative Agent

  10.5 Credit Agreement, dated as of Dec. 20, 2002, among Whiting, as Borrower, the Financial Institutions Listed on Schedule
          1.1 thereto, as Banks, Bank One, NA, as Administrative
          Agent, and Wachovia Bank, National Association, as
          Syndication Agent

  10.5a First Amendment to Credit Agreement, dated as of Jan. 7, 2003, by and among Whiting, Bank One, NA, as Administrative Agent and each of the Financial Institutions a Party thereto

  10.6 Service Agreement by and among WP&L, South Beloit, IP&L and Corporate Services (incorporated by reference to Exhibit
          10.1 to Alliant Energy's Form 10-Q for the quarter ended
          June 30, 1998)

  10.7 Service Agreement by and among Resources, IPC Development Company, Inc. and Corporate Services (incorporated by reference to Exhibit 10.2 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

  10.8 System Coordination and Operating Agreement dated April 11, 1997, among IP&L, WP&L and Corporate Services (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1998)

  10.9 Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated Feb. 2, 1967 (incorporated by reference to Exhibit
          4.09 of WPSC in File No. 2-27308)

  10.9a Amendment No. 1 to Joint Power Supply Agreement dated Feb. 2, 1967 among WPSC, WP&L, and MG&E (incorporated by reference to Exhibit 10.1 to WP&L's Form 10-Q for the quarter ended Sept. 30, 2001)

  10.10 Joint Power Supply Agreement among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

  10.11 Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between WP&L and WPSC
          (incorporated by reference to Exhibit 4.10 of WPSC in File
          No. 2-27308)

  10.12 Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Feb. 24, 1983, between WP&L, WEPCO and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year 1983 (File No. 1-3016))

  10.12a Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Dec. 1, 1988
          (incorporated by reference to Exhibit 10C-2 to WPSC's Form 10-K for the year 1988 (File No. 1-3016))

  10.13 Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, WP&L, and MG&E, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

  10.14 Operating and Transmission Agreement between CIPCO and IP&L (incorporated by reference to Exhibit 10(q) to IP&L's Form 10-K for the year 1990)

  10.15 DAEC Ownership Participation Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L
          (incorporated by reference to Exhibit 5(kk) to IP&L's
          Registration Statement, File No. 2-38674)

  10.16 DAEC Operating Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (incorporated by reference to Exhibit 5(ll) to IP&L's Registration Statement, File No. 2-38674)

  10.17 DAEC Agreement for Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IP&L (incorporated by reference to Exhibit 5(mm) to IP&L's Registration Statement, File No. 2-38674)

  10.18 Basic Generating Agreement dated April 16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IP&L for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IP&L's Form 10-K for the year 1977)

  10.18a Addendum Agreement to the Basic Generating Agreement for OGS-1 dated Dec. 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IP&L for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IP&L's Form 10-K for the year 1977)

  10.19 Second Amended and Restated Credit Agreement dated as of Sept. 17, 1987 between Arnold Fuel, Inc. and Bank One Trust, successor, and the Amended and Restated Consent and Agreement dated as of Sept. 17, 1987 by IP&L (incorporated by reference to Exhibit 10(j) to IP&L's Form 10-K for the year 1987)

  10.20 Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to
          Exhibit 10.15 to Alliant Energy's Form 10-K for the year
          2000)

  10.20a Addenda to the Asset Contribution Agreement between ATC and WEPCO, WP&L, WPSC, MG&E, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15a to Alliant Energy's Form 10-K for the year 2000)

  10.21   Operating Agreement of ATC, dated as of Jan. 1, 2001
          (incorporated by reference to Exhibit 10.16 to Alliant
          Energy's Form 10-K for the year 2000)

  10.22# Alliant Energy LTEIP, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30, 1999)

  10.23# Alliant Energy EIP (incorporated by reference to Exhibit 4.2 to Alliant Energy's Registration Statement on Form S-8
          (Registration No. 333-88304))

  10.24#  Alliant Energy 1998 Officer Incentive Compensation Plan
          (incorporated by reference to Exhibit 10.16 to Alliant
          Energy's Form 10-Q for the quarter ended June 30, 1998)

  10.25#  Alliant Energy KEDCP (incorporated by reference to Exhibit
          4.2 to Alliant Energy's Registration Statement on Form S-8 dated Dec. 1, 2000)

  10.26# KEDCP (incorporated by reference to Exhibit 10(n) to IES's Form 10-K for the year 1987)

  10.26a# Amendments to Key Employee Deferred Compensation Agreement
          for Key Employees (incorporated by reference to Exhibit
          10(v) to IES's Form 10-Q for the quarter ended March 31,
          1990)

  10.27# DDCP, as amended and restated effective Jan. 1, 2000, amended Nov. 14, 2001 (incorporated by reference to Exhibit
          10.22 to Alliant Energy's Form 10-K for the year 2001)

  10.28#  IP&L Irrevocable Trust Agreement dated April 30, 1990
          (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year 1993)

  10.29#  IP&L Irrevocable Trust Agreement dated December 1997
          (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year 1997)

  10.30#  Alliant Energy Grantor Trust for Deferred Compensation
          Agreements (Key Employees) (incorporated by reference to
          Exhibit 4.4 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 33-51126))

  10.31#  Alliant Energy Grantor Trust for Deferred Compensation
          Agreements (Directors) (incorporated by reference to Exhibit
          4.3 to Alliant Energy's Registration Statement on Form S-8 (Registration No. 33-51126))

  10.32#  Form of Supplemental Retirement Agreement (SRA)
          (incorporated by reference to Exhibit 10.15 to Alliant
          Energy's Form 10-Q for the quarter ended June 30, 1998)

  10.33# Form of SRA (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended June 30,
          2002)

  10.34#  Supplemental Retirement Plan (incorporated by reference to
          Exhibit 10(l) to IES's Form 10-K for the year 1987)

  10.35#  Alliant Energy Excess Plan (incorporated by reference to
          Exhibit 10.33 to Alliant Energy's Form 10-K for the year
          2000)

  10.36# SRA by and between Alliant Energy and E.B. Davis, Jr., W.D. Harvey, J.E. Hoffman, E.G. Protsch, B.J. Swan, P.J. Wegner and T.M. Walker (incorporated by reference to Exhibit 10.1 to Alliant Energy's Form 10-Q for the quarter ended March 31, 2000)

  10.37# Key Executive Employment and Severance Agreement (KEESA), dated March 29, 1999, by and between Alliant Energy and Erroll B. Davis, Jr. (incorporated by reference to Exhibit
          10.2 to Alliant Energy's Form 10-Q for the quarter ended
          March 31, 1999)

  10.38# KEESA, dated March 29, 1999, by and between Alliant Energy and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner, T.M. Walker and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

  10.39# KEESA, dated March 29, 1999, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, D.L. Mineck, and K.K. Zuhlke; dated April 23, 2002, by and between Alliant Energy and V.A. Gebhart; dated May 22, 2002, by and between Alliant Energy and T.L. Hanson (incorporated by reference to Exhibit
          10.4 to Alliant Energy's Form 10-Q for the quarter ended
          March 31, 1999)

  10.40# Employment Agreement by and between Alliant Energy and Erroll B. Davis, Jr., amended and restated as of March 29, 1999 (incorporated by reference to Exhibit 10.5 to Alliant Energy's Form 10-Q for the quarter ended March 31, 1999)

  10.41# Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to Alliant
          Energy's Form 10-K for the year 1992)

  10.41a# Amendment to Executive Tenure Compensation Plan adopted Feb.
          23, 1998 (incorporated by reference to Exhibit 10.19a to Alliant Energy's Form 10-Q for the quarter ended June 30,
          1998)

  21      Subsidiaries of Alliant Energy and WP&L

  23      Independent Auditors' Consent for Alliant Energy

  99.1    Written Statement of the Chairman, President and CEO
          Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

  99.2    Written Statement of the EVP and CFO Pursuant to 18
          U.S.C. Section 1350 for Alliant Energy

  99.3 Written Statement of the Chairman and CEO Pursuant to 18 U.S.C. Section 1350 for IP&L

  99.4    Written Statement of the EVP and CFO Pursuant to 18
          U.S.C. Section 1350 for IP&L

  99.5 Written Statement of the Chairman and CEO Pursuant to 18 U.S.C. Section 1350 for WP&L

  99.6    Written Statement of the EVP and CFO Pursuant to 18
          U.S.C. Section 1350 for WP&L

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WP&L or IP&L, as the case may be.

Documents incorporated by reference to filings made by Alliant Energy under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894. Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by IES under the Securities Exchange Act of 1934, as amended, are under File No. 1-9187. Documents incorporated by reference to filings made by IP&L under the

Securities Exchange Act of 1934, as amended, are under File No. 0-4117-1. Documents incorporated by reference to filings made by IPC under the Securities Exchange Act of 1934, as amended, are under File No. 1-3632.

# - A management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K
      -------------------

Alliant Energy
Alliant Energy filed a Current Report on Form 8-K, dated Dec. 26, 2002, reporting (under Items 5 and 7) that it issued a press release announcing that Resources completed a private placement of $300 million in senior notes in accordance with Rule 144A under the Securities Act of 1933.

Alliant Energy filed a Current Report on Form 8-K, dated Dec. 20, 2002, reporting (under Items 5 and 7) that it issued two press releases announcing that: 1) IP&L completed a private placement of $150 million of preferred stock in accordance with Rule 144A under the Securities Act of 1933; and 2) Whiting closed a revolving credit facility with a current maximum borrowing availability of $200 million which matures on Dec. 20, 2005.

Alliant Energy filed a Current Report on Form 8-K, dated Dec. 16, 2002, reporting (under Item 5) that, among other things, it: 1) will, as early as the fourth quarter of 2002, be required under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to classify the assets of Whiting, its investments in Australia and its affordable housing business as held for sale and their operations as discontinued operations; 2) may also be required to record accounting adjustments, other charges and/or income in the fourth quarter of 2002 and/or in 2003 related to these proposed divestitures;
3) had engaged its current independent auditors, Deloitte & Touche LLP, to reaudit its financial statements for the years ended Dec. 31, 2001 and 2000 as a result of the aforementioned reclassifications; and 4) continues to pursue various financing transactions, the proceeds of which will be used to repay short-term debt and for other general corporate purposes, to enhance its liquidity position.

Alliant Energy filed a Current Report on Form 8-K, dated Nov. 22, 2002, reporting (under Items 5 and 7) that it issued a press release announcing that its Board of Directors approved five strategic actions designed to maintain strong credit ratings, strengthen its balance sheet and position it for improved long-term financial performance and providing updated 2003 earnings guidance based on these actions.

IP&L
IP&L filed a Current Report on Form 8-K, dated Dec. 20, 2002, reporting (under Items 5 and 7) that Alliant Energy issued a press release announcing that IP&L completed a private placement of $150 million of preferred stock in accordance with Rule 144A under the Securities Act of 1933.

WP&L - None.

            SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                         Additions
                                                             -----------------------------------
                                                Balance,       Charged to     Charged to Other                    Balance,
      Description                                Jan. 1          Expense        Accounts (1)    Deductions (2)     Dec. 31
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
     Accumulated Provision for Uncollectible Accounts:
     -------------------------------------------------
        Alliant Energy
        --------------
           Year ended Dec. 31, 2002               $9,045          $15,659          $1,244            $12,072        $13,876
           Year ended Dec. 31, 2001                4,341            9,613           2,368              7,277          9,045
           Year ended Dec. 31, 2000                3,048            3,644           1,616              3,967          4,341
        IP&L
        ----
           Year ended Dec. 31, 2002               $1,883           $3,115             $--             $3,716         $1,282
           Year ended Dec. 31, 2001                1,316            7,206              --              6,639          1,883
           Year ended Dec. 31, 2000                1,841            3,273              --              3,798          1,316
        WP&L
        ----
           Year ended Dec. 31, 2002               $1,543           $4,067          $1,244             $4,626         $2,228
           Year ended Dec. 31, 2001                    8               37           1,498                 --          1,543
           Year ended Dec. 31, 2000                    6                2              --                 --              8
Note:  The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
    Accumulated Provision for Injuries & Damages, Workers' Compensation, Litigation and Other Miscellaneous Reserves:
    -----------------------------------------------------------------------------------------------------------------
        Alliant Energy
        --------------
           Year ended Dec. 31, 2002               $7,596          $10,221             $--             $4,079        $13,738
           Year ended Dec. 31, 2001               12,489            3,047              --              7,940          7,596
           Year ended Dec. 31, 2000                8,963            8,505              --              4,979         12,489
        IP&L
        ----
           Year ended Dec. 31, 2002               $4,618           $4,551             $--             $1,994         $7,175
           Year ended Dec. 31, 2001                4,825            1,712              --              1,919          4,618
           Year ended Dec. 31, 2000                5,123            2,766              --              3,064          4,825
        WP&L
        ----
           Year ended Dec. 31, 2002               $2,574           $4,011             $--             $1,732         $4,853
           Year ended Dec. 31, 2001                2,689            1,266              --              1,381          2,574
           Year ended Dec. 31, 2000                2,994            1,282              --              1,587          2,689


(1) Accumulated provision for uncollectible accounts: In 2001, Resources acquired SmartEnergy and assumed a provision of $0.9 million. In 2000, Alliant Energy acquired EUA Cogenex Corporation and assumed a provision of $1.6 million. In accordance with its regulatory treatment, certain amounts provided by WP&L are recorded in regulatory assets.
(2) Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2003.

                      ALLIANT ENERGY CORPORATION

                         By: /s/ Erroll B. Davis, Jr.
                             ------------------------
                                 Erroll B. Davis, Jr.
                                 Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2003.


/s/ Erroll B. Davis, Jr.         Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
-----------------------------
    Erroll B. Davis, Jr.


/s/ Thomas M. Walker             Executive Vice President and Chief Financial Officer (Principal Financial Officer)
-----------------------------
    Thomas M. Walker


/s/ John E. Kratchmer            Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
-----------------------------
    John E. Kratchmer



/s/ Alan B. Arends               Director                         /s/ David A. Perdue                 Director
-----------------------------                                     --------------------------------
    Alan B. Arends                                                    David A. Perdue


/s/ Jack B. Evans                Director                         /s/ Judith D. Pyle                  Director
-----------------------------                                     --------------------------------
    Jack B. Evans                                                     Judith D. Pyle


/s/ Joyce L. Hanes               Director                         /s/ Robert W. Schlutz               Director
-----------------------------                                     --------------------------------
    Joyce L. Hanes                                                    Robert W. Schlutz


/s/ Lee Liu                      Director                         /s/ Wayne H. Stoppelmoor            Director
-----------------------------                                     --------------------------------
    Lee Liu                                                           Wayne H. Stoppelmoor


/s/ Katharine C. Lyall           Director                         /s/ Anthony R. Weiler               Director
-----------------------------                                     --------------------------------
    Katharine C. Lyall                                                Anthony R. Weiler


/s/ Singleton B. McAllister      Director
-----------------------------
    Singleton B. McAllister


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2003.

                      INTERSTATE POWER AND LIGHT COMPANY

                             By: /s/ Erroll B. Davis, Jr.
                                 ------------------------
                                     Erroll B. Davis, Jr.
                                     Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2003.

/s/ Erroll B. Davis, Jr.         Chairman, Chief Executive Officer and Director (Principal Executive Officer)
-----------------------------
    Erroll B. Davis, Jr.


/s/ Thomas M. Walker             Executive Vice President and Chief Financial Officer (Principal Financial Officer)
-----------------------------
    Thomas M. Walker


/s/ John E. Kratchmer            Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
-----------------------------
    John E. Kratchmer



/s/ Alan B. Arends               Director                         /s/ David A. Perdue                 Director
-----------------------------                                     --------------------------------
    Alan B. Arends                                                    David A. Perdue


/s/ Jack B. Evans                Director                         /s/ Judith D. Pyle                  Director
-----------------------------                                     --------------------------------
    Jack B. Evans                                                     Judith D. Pyle


/s/ Joyce L. Hanes               Director                         /s/ Robert W. Schlutz               Director
-----------------------------                                     --------------------------------
    Joyce L. Hanes                                                    Robert W. Schlutz


/s/ Lee Liu                      Director                         /s/ Wayne H. Stoppelmoor            Director
-----------------------------                                     --------------------------------
    Lee Liu                                                           Wayne H. Stoppelmoor


/s/ Katharine C. Lyall           Director                         /s/ Anthony R. Weiler               Director
-----------------------------                                     --------------------------------
    Katharine C. Lyall                                                Anthony R. Weiler


/s/ Singleton B. McAllister      Director
-----------------------------
    Singleton B. McAllister


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2003.

                       WISCONSIN POWER AND LIGHT COMPANY

                             By: /s/ Erroll B. Davis, Jr.
                                 ------------------------
                                     Erroll B. Davis, Jr.
                                     Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2003.

/s/ Erroll B. Davis, Jr.         Chairman, Chief Executive Officer and Director (Principal Executive Officer)
-----------------------------
    Erroll B. Davis, Jr.


/s/ Thomas M. Walker             Executive Vice President and Chief Financial Officer (Principal Financial Officer)
-----------------------------
    Thomas M. Walker


/s/ John E. Kratchmer            Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
-----------------------------
    John E. Kratchmer



/s/ Alan B. Arends               Director                         /s/ David A. Perdue                 Director
-----------------------------                                     --------------------------------
    Alan B. Arends                                                    David A. Perdue


/s/ Jack B. Evans                Director                         /s/ Judith D. Pyle                  Director
-----------------------------                                     --------------------------------
    Jack B. Evans                                                     Judith D. Pyle


/s/ Joyce L. Hanes               Director                         /s/ Robert W. Schlutz               Director
-----------------------------                                     --------------------------------
    Joyce L. Hanes                                                    Robert W. Schlutz


/s/ Lee Liu                      Director                         /s/ Wayne H. Stoppelmoor            Director
-----------------------------                                     --------------------------------
    Lee Liu                                                           Wayne H. Stoppelmoor


/s/ Katharine C. Lyall           Director                         /s/ Anthony R. Weiler               Director
-----------------------------                                     --------------------------------
    Katharine C. Lyall                                                Anthony R. Weiler


/s/ Singleton B. McAllister      Director
-----------------------------
    Singleton B. McAllister


                                CERTIFICATIONS

I, Erroll B. Davis, Jr., certify that:

1.  I have reviewed this annual report on Form 10-K of Alliant Energy
    Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 25, 2003

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                                Chairman, President and
                                                Chief Executive Officer

I, Thomas M. Walker, certify that:

1.  I have reviewed this annual report on Form 10-K of Alliant Energy
    Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 25, 2003

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Interstate Power and Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 25, 2003

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                         Chairman and Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this annual report on Form 10-K of Interstate Power and Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 25, 2003

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

I, Erroll B. Davis, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Wisconsin Power and Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 25, 2003

                                               /s/ Erroll B. Davis, Jr.
                                               ------------------------
                                                 Erroll B. Davis, Jr.
                                         Chairman and Chief Executive Officer

I, Thomas M. Walker, certify that:

1. I have reviewed this annual report on Form 10-K of Wisconsin Power and Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 25, 2003

                                                 /s/ Thomas M. Walker
                                                 --------------------
                                                   Thomas M. Walker
                                             Executive Vice President and
                                                Chief Financial Officer

                          ALLIANT ENERGY CORPORATION
                      INTERSTATE POWER AND LIGHT COMPANY
                       WISCONSIN POWER AND LIGHT COMPANY

                  Exhibit Index to Annual Report on Form 10-K
                    For the fiscal year ended Dec. 31, 2002

    Exhibit
    Number       Description
    ------       -----------
     3.5a        Articles of Amendment to IP&L's Restated Articles of Incorporation

     4.16a       Fourth Supplemental Indenture, dated as of Dec. 26, 2002, among Resources, Alliant Energy, as
                 Guarantor, and U.S. Bank, as Trustee

     4.17        Registration Rights Agreement, dated as of Dec. 26, 2002, among Resources, Alliant Energy,
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated, Utehdahl Capital Partners, L.P. and The
                 Williams Capital Group, L.P.

     4.18        Registration Rights Agreement, dated as of Dec. 20, 2002, between IP&L and Robert W. Baird & Co.
                 Incorporated

     10.4        364-Day Credit Agreement, dated as of Dec. 27, 2002, among Resources, as Borrower, and Alliant
                 Energy, Heartland Properties, Inc. and International, as Guarantors and the Lenders Named
                 therein and Merrill Lynch Capital Corporation, as Administrative Agent

     10.5        Credit Agreement, dated as of Dec. 20, 2002, among Whiting, as Borrower, the Financial
                 Institutions Listed on Schedule 1.1 thereto, as Banks, Bank One, NA, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent

     10.5a       First Amendment to Credit Agreement, dated as of Jan. 7, 2003, by and among Whiting, Bank One,
                 NA, as Administrative Agent and each of the Financial Institutions a Party thereto

     21          Subsidiaries of Alliant Energy and WP&L

     23          Independent Auditors' Consent for Alliant Energy

     99.1        Written Statement of the Chairman, President and CEO Pursuant to 18 U.S.C. Section 1350 for Alliant
                 Energy

     99.2        Written Statement of the EVP and CFO Pursuant to 18 U.S.C. Section 1350 for Alliant Energy

     99.3        Written Statement of the Chairman and CEO Pursuant to 18 U.S.C. Section 1350 for IP&L

     99.4        Written Statement of the EVP and CFO Pursuant to 18 U.S.C. Section 1350 for IP&L

     99.5        Written Statement of the Chairman and CEO Pursuant to 18 U.S.C. Section 1350 for WP&L

     99.6        Written Statement of the EVP and CFO Pursuant to 18 U.S.C. Section 1350 for WP&L
