Form 10-Q
period 2007-03-31
WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO
filed 2007-05-04
CIK 107832, 352541, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______ to _______

Commission	Name of Registrant, State of Incorporation,	IRS Employer
File Number	Address of Principal Executive Offices and Telephone Number	Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608)458-3311

0-4117-1	INTERSTATE POWER AND LIGHT COMPANY	42-0331370
(an Iowa corporation)
Alliant Energy Tower
Cedar Rapids, Iowa 52401
Telephone (319)786-4411

0-337	WISCONSIN POWER AND LIGHT COMPANY	39-0714890
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608)458-3311

This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-Q relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Interstate Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of April 30, 2007:

Alliant Energy Corporation	Common stock, $0.01 par value, 113,742,797 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2007		2006

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$553.5		$583.0
Gas	288.3		290.1
Other	18.0		21.4
Non-regulated	52.9		36.4

	912.7		930.9

Operating expenses:
Utility:
Electric production fuel and purchased power	280.3		312.2
Cost of gas sold	211.9		216.3
Other operation and maintenance	164.6		156.7
Non-regulated operation and maintenance	41.3		32.1
Depreciation and amortization	66.0		67.0
Taxes other than income taxes	27.8		26.8

	791.9		811.1

Operating income	120.8		119.8

Interest expense and other:
Interest expense	29.6		39.7
Loss on early extinguishment of debt	--		90.8
Equity income from unconsolidated investments	(7.5)		(13.6)
Allowance for funds used during construction	(1.5)		(2.3)
Preferred dividend requirements of subsidiaries	4.7		4.7
Interest income and other	(8.5)		(13.4)

	16.8		105.9

Income from continuing operations before income taxes	104.0		13.9

Income taxes	38.8		0.8

Income from continuing operations	65.2		13.1

Loss from discontinued operations, net of tax	(1.3)		(14.7)

Net income (loss)	$63.9		($1.6)

Weighted average number of common shares outstanding (basic) (000s)	115,	420	117,	037

Weighted average number of common shares outstanding (diluted) (000s)	115,	754	117,	343

Earnings per weighted average common share (basic and diluted):
Income from continuing operations	$0.56		$0.11
Loss from discontinued operations	(0.01)		(0.12)

Net income (loss)	$0.55		($0.01)

Dividends declared per common share	$0.3175		$0.2875

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,132.8	$6,079.7
Gas plant in service	701.4	696.7
Other plant in service	455.4	459.1
Accumulated depreciation	(2,834.0)	(2,811.6)

Net plant	4,455.6	4,423.9
Construction work in progress	161.2	153.2
Other, less accumulated depreciation (accum. depr.)	4.2	4.4

Total utility	4,621.0	4,581.5

Non-regulated and other:
Non-regulated Generation, less accum. depr.	249.7	252.2
Other non-regulated investments, less accum. depr.	69.7	69.2
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	38.7	42.0

Total non-regulated and other	358.1	363.4

	4,979.1	4,944.9

Current assets:
Cash and cash equivalents	110.2	265.2
Accounts receivable:
Customer, less allowance for doubtful accounts	189.0	127.4
Unbilled utility revenues	112.9	120.5
Other, less allowance for doubtful accounts	36.0	101.9
Production fuel, at weighted average cost	62.9	73.2
Materials and supplies, at weighted average cost	47.4	42.2
Gas stored underground, at weighted average cost	22.1	63.9
Regulatory assets	62.8	133.7
Assets held for sale	69.4	124.6
Other	76.9	121.2

	789.6	1,173.8

Investments:
Investment in American Transmission Company LLC	168.2	166.2
Other	61.6	61.7

	229.8	227.9

Other assets:
Regulatory assets	494.7	508.7
Deferred charges and other	225.7	228.8

	720.4	737.5

Total assets	$6,718.9	$7,084.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 113,732,797 and 116,126,599 shares	$1.1	$1.2
Additional paid-in capital	1,630.3	1,743.0
Retained earnings	950.2	923.6
Accumulated other comprehensive loss	(9.1)	(8.7)
Shares in deferred compensation trust - 294,230 and 276,995 shares
at a weighted average cost of $29.13 and $28.15 per share	(8.6)	(7.8)

Total common equity	2,563.9	2,651.3

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,295.8	1,323.3

	4,103.5	4,218.4

Current liabilities:
Current maturities	161.2	194.6
Commercial paper	102.2	178.8
Accounts payable	292.4	296.6
Regulatory liabilities	53.1	67.8
Accrued taxes	68.9	94.2
Derivative liabilities	30.1	88.0
Liabilities held for sale	5.3	11.4
Other	129.1	170.7

	842.3	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	749.8	758.3
Regulatory liabilities	608.2	608.8
Pension and other benefit obligations	198.8	198.6
Other	211.4	193.0

	1,768.2	1,758.7

Minority interest	4.9	4.9

Total capitalization and liabilities	$6,718.9	$7,084.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income (loss)	$63.9	($1.6)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss from discontinued operations, net of tax	1.3	14.7
Depreciation and amortization	66.0	67.0
Other amortizations	11.7	12.1
Deferred tax expense (benefit) and investment tax credits	13.5	(0.1)
Equity income from unconsolidated investments, net	(7.5)	(13.6)
Distributions from equity method investments	4.4	5.2
Loss on early extinguishment of debt	-	90.8
Currency transaction gains and other	(4.6)	(14.7)
Other changes in assets and liabilities:
Accounts receivable	61.9	18.6
Sale of utility accounts receivable	(50.0)	(15.0)
Gas stored underground	41.8	57.8
Regulatory assets	80.8	(9.4)
Accounts payable	(19.4)	(90.6)
Accrued interest	(7.3)	(15.9)
Derivative liabilities	(61.9)	27.4
Pension and other benefit obligations	0.2	(68.0)
Accrued incentive compensation and other	(23.1)	(8.0)

Net cash flows from operating activities	171.7	56.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(97.4)	(74.8)
Non-regulated businesses and other	(5.2)	(4.3)
Purchases of emission allowances	(23.9)	-
Proceeds from asset sales	57.9	564.8
Changes in restricted cash	11.9	(30.9)
Purchases of securities within nuclear decommissioning trusts	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	(42.5)
Other	11.6	(18.5)

Net cash flows from (used for) investing activities	(45.1)	442.0

Cash flows used for financing activities:
Common stock dividends	(36.8)	(33.7)
Repurchase of common stock	(145.1)	-
Proceeds from issuance of common stock	25.4	8.8
Proceeds from issuance of long-term debt	-	39.1
Reductions in long-term debt	(61.0)	(359.9)
Net change in short-term borrowings	(76.6)	(179.0)
Debt repayment premiums	-	(83.0)
Principal payments under capital lease obligations	-	(40.2)
Net change in loans with discontinued operations	(4.5)	(2.7)
Other	17.0	(2.9)

Net cash flows used for financing activities	(281.6)	(653.5)

Net decrease in cash and cash equivalents	(155.0)	(154.8)
Cash and cash equivalents at beginning of period	265.2	205.3

Cash and cash equivalents at end of period	$110.2	$50.5

Discontinued Operations:
Net cash flows used for operating activities	($4.1)	($6.3)
Net cash flows used for investing activities	-	(2.6)
Net cash flows from financing activities	3.4	3.8

Net decrease in cash and cash equivalents	(0.7)	(5.1)
Cash and cash equivalents classified as held for sale at beginning of period	0.8	10.7

Cash and cash equivalents classified as held for sale at end of period	$0.1	$5.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy Corporation (Alliant Energy), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2007 and 2006, the condensed consolidated financial position at March 31, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Liabilities - Derivatives - Refer to Note 9(a) for information regarding changes in IPL’s and WPL’s regulatory assets and liabilities during the first quarter of 2007 due to changes in the fair value of their respective derivative instruments.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2007	2006
Weighted average common shares outstanding:
Basic EPS calculation	115,420	117,037
Effect of dilutive securities	334	306
Diluted EPS calculation	115,754	117,343

For the three months ended March 31, 2006, 768,371 options to purchase shares of common stock, with a weighted average exercise price of $31.55, were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for that period. There were no options excluded for the three months ended March 31, 2007.

(d) Restricted Cash - In the first quarter of 2007, Alliant Energy’s non-current restricted cash decreased $12 million, largely due to the retirement of Alliant Energy Neenah, LLC’s (Neenah’s) remaining borrowings under its credit facility in March 2007. Refer to Note 7(b) for details of Neenah’s debt retirement.

(e) Utility Fuel Cost Recovery - In January 2007, the Public Service Commission of Wisconsin (PSCW) approved WPL’s 2007 retail rate order, which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism are retained by WPL, with 65% refunded to or recovered from customers. In January 2007, the PSCW also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers.

(f) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 were as follows (in millions):

	2007	2006
Interest income:
From loans to discontinued operations	($0.9)	($3.4)
Other	(3.9)	(3.9)
Currency transaction losses (gains), net	0.1	(10.7)
Loss on sale of Brazil investments	--	4.8
Gains on other investment sales, net	(3.6)	(0.4)
Other	(0.2)	0.2
	($8.5)	($13.4)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	2007	2006
Cash paid during the period for:
Interest, net of capitalized interest	$36.3	$55.8
Income taxes, net of refunds	2.2	17.7
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	--	13.7

(g) New Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL are required to adopt SFAS 159 on Jan. 1, 2008 and are evaluating the implications of SFAS 159 on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of its benefit plans in the year in which they occur as a component of other comprehensive income. Alliant Energy, IPL and WPL adopted these provisions on Dec. 31, 2006. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL are required to adopt this provision of SFAS 158 by Dec. 31, 2008 and are evaluating its implications on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL are required to adopt SFAS 157 on Jan. 1, 2008 and are evaluating the implications of SFAS 157 on their financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note 4 for additional details of the impacts of Alliant Energy, IPL and WPL adopting FIN 48 on Jan. 1, 2007.

(2) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in millions):

	2007	2006
Net income (loss)	$63.9	($1.6)
Unrealized gains (losses) on securities, net of tax	(0.1)	1.7
Foreign currency translation adjustments, net of tax	--	(1.8)
Less: reclassification adjustment for losses
included in net loss, net of tax	--	(51.9)
Net foreign currency translation adjustments	--	50.1
Pension and other postretirement benefits
amortizations, net of tax	0.2	--
Minimum pension liability adjustments, net of tax	--	13.0
Unrealized holding gains on qualifying
derivatives, net of tax	--	0.2
Less: reclassification adjustment for gains (losses)
included in net income (loss), net of tax	0.5	(0.2)
Net unrealized gains (losses) on qualifying derivatives	(0.5)	0.4
Other comprehensive income (loss)	(0.4)	65.2
Comprehensive income	$63.5	$63.6

(3) SALES OF ACCOUNTS RECEIVABLE

In March 2007, IPL extended its utility accounts receivable sale program agreement through March 2012 and increased the maximum amount of receivables it can sell under the agreement to $300 million. At March 31, 2007 and Dec. 31, 2006, IPL had sold $75 million and $125 million, respectively, of utility accounts receivable.

(4) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility rate making and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations for the three months ended March 31, 2006 included $7 million of income tax benefits related to the sale of IPL’s interest in the Duane Arnold Energy Center (DAEC).

Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. Alliant Energy’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.5 million. The $0.5 million increase in the net liability for unrecognized tax benefits was recorded as a $28.4 million increase in other long-term liabilities, a $21.1 million decrease in accrued taxes, a $6.5 million decrease in deferred income taxes and a $0.3 million increase in non-current regulatory assets on Alliant Energy’s Condensed Consolidated Balance Sheet. At the date of adoption, Alliant Energy’s unrecognized tax benefits were $31.5 million. The amount of unrecognized tax benefits that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations is $11.9 million. There were no significant changes to the amount of unrecognized tax benefits at Alliant Energy during the first quarter of 2007.

Alliant Energy and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Alliant Energy has concluded all U.S. federal and state income tax matters for calendar years through 1998. The Internal Revenue Service (IRS) is currently auditing Alliant Energy’s federal income tax returns for calendar years 1999 through 2004.

During the twelve months ending March 31, 2008, it is reasonably possible the audit relating to Alliant Energy’s federal income tax returns for calendar years 1999 through 2001 will be completed, and statutes of limitations will expire for Alliant Energy’s tax returns in multiple state jurisdictions. Alliant Energy does not anticipate any significant changes to its unrecognized tax benefits for these events.

Alliant Energy recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At March 31, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $3.3 million and $3.0 million, respectively. There were no penalties accrued by Alliant Energy as of March 31, 2007 or Jan. 1, 2007.

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$5.0	$5.7	$2.1	$2.9
Interest cost	12.6	12.6	3.4	3.6
Expected return on plan assets	(16.7)	(14.5)	(1.9)	(1.8)
Amortization of:
Transition obligation	--	--	0.1	0.4
Prior service cost (credit)	0.8	0.8	(0.9)	(0.3)
Actuarial loss	2.2	3.4	1.0	1.2
Income statement impacts	3.9	8.0	3.8	6.0
DAEC curtailment loss (gain)	--	0.7	--	(0.3)
DAEC settlement gain, net	--	(5.4)	--	(4.1)
	$3.9	$3.3	$3.8	$1.6

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2007 will be $0, $8 million and $14 million, of which $0, $6 million and $1 million, respectively, have been contributed through March 31, 2007.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three months ended March 31 was as follows:

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Share-based compensation expense	$4.5	$5.2	$2.3	$2.6	$1.7	$1.9
Income tax benefits	1.8	1.9	0.9	1.1	0.7	0.8

As of March 31, 2007, total unrecognized compensation cost related to all share-based compensation awards was $14.9 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates future payouts to be in the form of cash; therefore, performance shares were accounted for as liability awards at March 31, 2007 and Dec. 31, 2006. A summary of the performance shares activity for the three months ended March 31 was as follows:

	2007	2006
	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	277,530	380,168
Granted	58,669	122,166
Vested	(104,074)	(133,552)
Forfeited	(10,291)	(91,252)
Nonvested shares at March 31	221,834	277,530
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at March 31, 2007, by year of grant, was as follows:

	2007	2006	2005
Nonvested performance shares	58,669	84,633	78,532
Alliant Energy common stock closing price	$44.82	$44.82	$44.82
Estimated payout percentage based on anticipated performance	135%	170%	173%
Fair values of each nonvested performance share	$60.51	$76.19	$77.54

At March 31, 2007, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2007 and 2006, Alliant Energy paid out $5.9 million and $6.5 million, respectively, in a combination of cash and common stock related to performance shares.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the three months ended March 31 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	182,886	$27.89	166,624	$27.11
Granted	41,700	36.66	44,875	29.84
Vested	(13,304)	26.05	(15,413)	25.91
Nonvested shares at March 31	211,282	29.73	196,086	27.83

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	149,563	$28.12	70,489	$28.04
Granted	58,669	37.94	79,074	28.19
Vested	(58,015)	28.04	--	--
Forfeited	(14,869)	28.06	--	--
Nonvested shares at March 31	135,348	32.42	149,563	28.12

Non-qualified Stock Options - A summary of the stock option activity for the three months ended March 31 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1	1,768,236	$27.70	3,663,813	$27.08
Exercised	(903,272)	28.15	(342,949)	23.67
Expired	--	--	(41,650)	30.75
Outstanding at March 31	864,964	27.23	3,279,214	27.39
Exercisable at March 31	864,964	27.23	3,176,390	27.46

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2007 was 4 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $15.2 million.

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2007	2006
Cash received from stock options exercised	$25.4	$8.1
Aggregate intrinsic value of stock options exercised	11.0	2.5
Income tax benefit from the exercise of stock options	4.5	1.0
Total fair value of stock options vested during period	0.4	1.3

(6) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the first quarter of 2007 was as follows:

Shares outstanding at Jan. 1, 2007	116,126,599
Share repurchase program (a)	(3,362,663)
Equity incentive plans (Note 5(b))	997,413
Other (b)	(28,552)
Shares outstanding at March 31, 2007	113,732,797

(a)

In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In February 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase another $200 million of its common stock, for a total of $400 million in repurchase authorizations. These authorizations expire on Dec. 31, 2007. Repurchases may be made from time-to-time on the open market, in privately-negotiated transactions and/or through accelerated share repurchases. In the first quarter of 2007, Alliant Energy repurchased 3.4 million shares of its common stock on the open market for $144 million. At April 30, 2007, Alliant Energy had authority to repurchase an additional $151 million of its common stock during the remainder of 2007.

(b)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

(7) DEBT

(a) Short-term Debt - At March 31, 2007, credit facility information was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$102	$--	$62	$40
Weighted average maturity	2 days	N/A	2 days	2 days
Interest rates	5.53-5.55%	N/A	5.55%	5.53%
Letter of credit outstanding	$11 (a)	$11 (a)	$--	$--
Available credit facility capacity	$537 (a)	$89 (a)	$238	$210

(a)

In March 2007, an $11 million letter of credit was issued under Alliant Energy’s credit agreement on behalf of Neenah. This letter of credit provides security for Neenah’s performance of its obligations under the purchased power agreement (PPA) with Wisconsin Electric Power Company through May 2008. This letter of credit reduced Alliant Energy’s available borrowing capacity under its credit agreement.

(b) Long-term Debt - In March 2007, Neenah, Resources’ wholly-owned subsidiary, retired early the remaining $36.3 million of borrowings supported by its credit facility with available cash and restricted cash released upon the debt retirement. Refer to Note 1(d) for details of the decrease in Neenah’s restricted cash associated with this debt retirement.

In February 2007, IPL repaid at maturity the remaining $24.8 million of its 8% first mortgage bonds with proceeds from the issuance of short-term debt.

Resources completed the following debt retirements during the three months ended March 31, 2006 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	Of Debt
March 2006	9.75% senior notes due 2013	$275	$80.2
January 2006	7% senior notes due 2011	83	10.6
		$358	$90.8

(8) INVESTMENTS

Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2007	2006
American Transmission Company LLC	($6.4)	($5.9)
Brazil (a)	--	(3.4)
TrustPower Ltd. (TrustPower) (b)	--	(2.7)
Other	(1.1)	(1.6)
	($7.5)	($13.6)

(a)

In January 2006, Alliant Energy completed the sale of all of its Brazil investments and received net proceeds of $150 million (after transaction costs), which it used for debt reduction at Resources. At the date of the sale, the carrying value of the assets and liabilities related to the sale, which included the effects of equity earnings recorded in January 2006, exceeded the net proceeds by $4.8 million, resulting in a pre-tax loss on the sale recorded in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statement of Income in the first quarter of 2006.

(b)	In December 2006, Alliant Energy completed the sale of its interest in Alliant Energy New Zealand Ltd. (AENZ), which owned its TrustPower investment.

(9) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities. At March 31, 2007 and Dec. 31, 2006, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2007	2006	2007	2006	2007	2006
Current derivative assets	$8.8	$7.2	$5.3	$1.0	$3.5	$6.2
Non-current derivative assets	2.0	1.7	1.9	0.5	0.1	0.4
Current derivative liabilities	30.1	88.0	13.4	41.1	16.7	44.4
Non-current derivative liabilities	0.3	4.3	0.1	2.2	0.2	2.1

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for their respective natural gas-fired electric generating facilities and several swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers. During the first quarter of 2007, expiration of certain contracts and changes to the fair value of existing contracts caused by increases in natural gas prices resulted in decreases in current derivative liabilities. At Dec. 31, 2006, the counterparties to certain of these contracts required IPL and WPL to provide $27 million and $22 million of cash collateral, respectively, which were primarily recorded in “Other accounts receivable” on the respective Condensed Consolidated Balance Sheets. At March 31, 2007, the counterparties to these contracts did not require IPL or WPL to provide cash collateral due to the decreases in the value of the derivative liabilities during the first quarter of 2007.

(b) Weather Derivatives - In 2006, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids and Madison, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2006 to March 31, 2007. The actual HDD for the period Nov. 1, 2006 to Dec. 31, 2006 were lower than those specified in the contracts resulting in Alliant Energy receiving from the counterparty the maximum amount under the agreements of $3.6 million ($2.2 million for IPL and $1.4 million for WPL) in January 2007. In addition, the actual HDD for the period Jan. 1, 2007 to March 31, 2007 were higher than those specified in the contracts resulting in Alliant Energy paying the counterparty $4.4 million ($2.9 million for IPL and $1.5 million for WPL) in April 2007.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three months ended March 31 was as follows (in millions):

	Electric Utility Operating Revenues		Gas Utility Operating Revenues
	2007	2006	2007	2006
Alliant Energy	($2.2)	$2.8	($2.2)	$5.6
IPL	(1.7)	1.8	(1.2)	2.7
WPL	(0.5)	1.0	(1.0)	2.9

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into commodity supply, transportation and storage contracts. At March 31, 2007, Alliant Energy’s minimum future commitments related to its utility business for purchased power (excluding operating leases), coal and natural gas were $2.0 billion, $368 million and $422 million, respectively.

(b) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy has not recorded any material liabilities related to these indemnifications as of March 31, 2007. The terms of the indemnifications provided by Alliant Energy at March 31, 2007 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$69 (a)	October 2007
Synfuel	Fourth quarter of 2005	33 (b)	None identified
Three generating facilities in China	First quarter of 2006	37	February 2009
DAEC	First quarter of 2006	30 (c)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
Water utility in South Beloit, Illinois	Third quarter of 2006	1 (d)	July 2008
New Zealand	Fourth quarter of 2006	299 (a)(e)	March 2012
Steam turbine equipment	Fourth quarter of 2006	5	December 2007
IPL electric and gas utility assets in Illinois	First quarter of 2007	4 (c)	February 2008
WPL electric and gas utility assets in Illinois	First quarter of 2007	3 (d)	February 2008

(a)	Based on exchange rates at March 31, 2007
(b)	Indemnification maximum became fixed at $33 million following a change in ownership in the first quarter of 2007
(c)	Indemnification provided by IPL
(d)	Indemnification provided by WPL
(e)	Indemnification is limited to $299 million until December 2007 and will then be reduced to $150 million until March 2012

WPL also issued an indemnity to the buyer of the Kewaunee Nuclear Power Plant (Kewaunee) to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At March 31, 2007, WPL had a $3 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. As of March 31, 2007, the guarantee does not include a maximum limit, but is currently estimated at $8 million, which is the present value of the abandonment liability. Alliant Energy believes that no payments will be made under this guarantee.

(c) Environmental Liabilities -

Manufactured Gas Plants (MGP) Sites - IPL and WPL have current or previous ownership interests in 41 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at eight and six sites, respectively. Additionally, IPL has met state environmental agency expectations at four additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $35 million ($30 million for IPL and $5 million for WPL) to $58 million ($51 million for IPL and $7 million for WPL).

Clean Air Interstate Rule (CAIR) and Clean Air Mercury Rule (CAMR) - In 2005, the U.S. Environmental Protection Agency finalized CAIR and CAMR, which both may require emission control upgrades to existing electric generating units with greater than 25 MW capacity. CAIR will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa, Wisconsin and Minnesota) in the eastern U.S. and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. CAMR will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% when fully implemented. Alliant Energy believes that future capital investments and/or modifications to comply with these rules will be significant.

(d) Mixed Service Costs Tax Deduction - In 2002, IPL filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL had previously capitalized and depreciated such costs for tax purposes over the appropriate tax lives. In 2005, the IRS issued a revenue ruling which would effectively disallow a significant portion of the deduction initially claimed. The IRS is currently challenging, in its ongoing audit, Alliant Energy’s treatment of mixed service costs prior to 2005. Alliant Energy currently expects resolution of this issue in 2007.

(e) Collective Bargaining Agreement - On May 31, 2007, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers (IBEW) Local 965 expires representing approximately 25% and 95% of total employees of Alliant Energy and WPL, respectively. While negotiations to renew the contract with IBEW Local 965 are underway, Alliant Energy and WPL are currently unable to predict the outcome.

(f) IPL Service Territory Winter Storms - In late February 2007, two major Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL completed its initial restoration efforts in early March 2007, and expects permanent repairs to the system to continue throughout 2007. IPL’s current estimate of the total cost of the storms, including an allocated portion of overheads, is approximately $60 million. IPL currently estimates total incremental costs related to the storms of approximately $52 million, including capital expenditures of approximately $44 million and operating expenses of approximately $8 million. In the first quarter of 2007, IPL incurred $24 million of incremental capital expenditures and $7 million of incremental operating expenses related to its restoration and rebuilding efforts.

(11) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. In 2006, Alliant Energy sold its investments in New Zealand and Brazil, which completed the divestiture of all businesses included in Alliant Energy’s International segment. As a result, Alliant Energy no longer reports International segment information. Intersegment revenues were not material to Alliant Energy’s operations.

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
	(in millions)
Three Months Ended March 31, 2007
Operating revenues	$553.5	$288.3	$18.0	$859.8	$54.3	($1.4)	$912.7
Operating income (loss)	78.5	39.0	(4.0)	113.5	6.8	0.5	120.8
Income from continuing operations				56.7	6.2	2.3	65.2
Loss from discontinued operations, net of tax				--	(1.3)	--	(1.3)
Net income				56.7	4.9	2.3	63.9

Three Months Ended March 31, 2006
Operating revenues	$583.0	$290.1	$21.4	$894.5	$37.9	($1.5)	$930.9
Operating income	83.3	35.4	0.3	119.0	0.8	--	119.8
Income (loss) from continuing operations				65.0	(53.0)	1.1	13.1
Loss from discontinued operations, net of tax				--	(14.7)	--	(14.7)
Net income (loss)				65.0	(67.7)	1.1	(1.6)

(12) OTHER INTANGIBLE ASSETS

Emission Allowances - In January 2007, IPL purchased $23.9 million of additional SO2 emission allowances. In December 2006, IPL purchased and sold SO2 emission allowances and received net proceeds from the transactions of $25.4 million. The IUB authorized IPL to refund the $1.5 million of net proceeds from the December 2006 and January 2007 transactions to IPL customers through the energy adjustment clause and by making donations to community action agencies. At March 31, 2007 and Dec. 31, 2006, IPL had $57 million and $33 million, respectively, of purchased SO2 emission allowances recorded as intangible assets in “Deferred charges and other” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. At March 31, 2007, IPL estimates amortization expense for its purchased emission allowances for 2007 to 2011 will be $0, $0, $15 million, $15 million, and $5 million, respectively.

(13) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2006 and 2007 or are currently in the process of being sold by Alliant Energy and qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at or before March 31, 2007:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated
China	Completed in the fourth	Non-regulated
quarter of 2006 (a)
Mexico	Expected in May 2007	Non-regulated
Utility businesses/assets:
IPL’s interest in DAEC	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
(a)	From a total of 10 generating facilities in China, three were sold in 2005 and seven were sold in 2006.

Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at March 31, 2007 and Dec. 31, 2006. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these businesses/assets after the disposal transaction.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 was as follows (in millions):

	2007	2006
Operating revenues (excluding gains)	$--	$30.0
Operating expenses (excluding losses and valuation charges)	1.9	26.2
(Gains), losses and valuation charges, net:
Mexico business (a)	--	26.0
Other	--	(0.5)
Interest expense and other:
Interest expense (b)	1.2	4.1
Interest income and other	(0.1)	(0.1)
Loss before income taxes	(3.0)	(25.7)
Income tax benefit	(1.7)	(11.0)
Loss from discontinued operations, net of tax	($1.3)	($14.7)

(a)

In the first quarter of 2006, Alliant Energy recorded a pre-tax, non-cash valuation charge of $26 million as a result of declines in the fair value of its Mexico business during this period. The fair value was estimated using updated market information from bids received from several potential buyers for the Mexico business.

(b)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its Mexico and China businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. In the first quarter of 2007 and 2006, the amount of interest expense allocated to its Mexico business was $0.9 million and $1.5 million, respectively. In the first quarter of 2006, the amount of interest expense allocated to its China business was $1.7 million.

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	March 31, 2007	Dec. 31, 2006
Assets held for sale:
Property, plant and equipment, net	$50.8	$106.9
Current assets (includes cash)	0.9	1.5
Other assets	17.7	16.2
Total assets held for sale	69.4	124.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	3.6	3.1
Long-term debt	1.7	2.9
Other long-term liabilities and deferred credits	--	5.4
Total liabilities held for sale	5.3	11.4
Net assets held for sale	$64.1	$113.2

A summary of the components of cash flows for discontinued operations for the three months ended March 31 was as follows (in millions):

	2007	2006
Cash flows used for operating activities	($4.1)	($6.3)

Cash flows used for investing activities	--	(2.6)

Cash flows from (used for) financing activities (excluding intercompany cash flows)	(1.1)	1.1
Net change in loans with continuing operations	4.5	2.7
Net cash flows from financing activities	3.4	3.8

Net decrease in cash and cash equivalents	(0.7)	(5.1)
Cash and cash equivalents held for sale at beginning of period	0.8	10.7
Cash and cash equivalents held for sale at end of period	$0.1	$5.6

Supplemental cash flows information:
Cash paid during the period for:
Interest	$0.3	$0.6
Income taxes, net of refunds	$0.1	$0.3

In January 2007, Alliant Energy announced its intention to sell IPL’s electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at March 31, 2007 or Dec. 31, 2006. Refer to Note 16 for further discussion of the proposed sale.

(14) ASSET RETIREMENT OBLIGATIONS

A reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Balance at Jan. 1	$38.8	$35.8	$27.4	$24.9	$11.4	$10.9
Accretion expense	0.6	0.4	0.4	0.3	0.2	0.1
Liabilities incurred	0.5	1.1	0.5	1.1	--	--
Revisions in estimated cash flows	0.1	--	--	--	0.1	--
Liabilities settled	--	(0.4)	--	--	--	(0.4)
Balance at March 31	$40.0	$36.9	$28.3	$26.3	$11.7	$10.6

(15) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) for the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. For the three months ended March 31, 2007 and 2006, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $8.8 million and $7.5 million, respectively. For the three months ended March 31, 2007 and 2006, WPL’s costs, excluding fuel costs, related to the RockGen PPA were $3.9 million and $3.8 million, respectively.

(16) PROPOSED SALE OF IPL’S ELECTRIC TRANSMISSION ASSETS

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC), a wholly owned subsidiary of ITC Holdings Corporation (ITC Holdings), for approximately $750 million in cash. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and assumption by ITC of certain liabilities of IPL. Pursuant to the agreement, ITC will acquire IPL’s transmission assets at 34.5-kilovolts and higher, including transmission lines, transmission substations, and associated land rights, contracts, permits and equipment. The transaction is subject to customary closing conditions and approvals by various regulatory agencies, including the Iowa Utilities Board (IUB), Minnesota Public Utilities Commission (MPUC), Illinois Commerce Commission (ICC) and Federal Energy Regulatory Commission (FERC), as well as antitrust review under the Hart-Scott-Rodino Act. Pending all appropriate state and federal regulatory approvals and satisfaction of other closing conditions, the transaction is expected to be concluded late in the fourth quarter of 2007. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL will qualify to pay taxes related to any gain on the sale over an eight-year period.

Based on the original purchase price of $750 million, IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million. Any after-tax gain realized from the transaction will be subject to the IUB’s and MPUC’s determination of the amounts which may benefit customers, thus IPL is currently unable to determine if the sale will have a significant impact on its operating results. At March 31, 2007, IPL’s estimated carrying value of the assets and liabilities included within the sale agreement were as follows (in millions):

Assets:		Liabilities:
Property, plant and equipment, net	$480	Regulatory and other liabilities	$45
Other	2
	$482

As of March 31, 2007 and Dec. 31, 2006, IPL’s assets and liabilities in the previous table did not meet the criteria to be classified as held for sale due to uncertainties inherent in the regulatory approval process.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC. After the transaction closes, IPL will pay the regulated rates to ITC for transmission services needed to serve its customers.

(17) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Three Months Ended March 31, 2007
Operating revenues:
Utility:
Electric	$-	$-	$553.5	$-	$553.5
Gas	-	-	288.3	-	288.3
Other	-	-	18.0	-	18.0
Non-regulated	-	54.3	80.4	(81.8)	52.9

	-	54.3	940.2	(81.8)	912.7

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	280.3	-	280.3
Cost of gas sold	-	-	211.9	-	211.9
Other operation and maintenance	-	-	164.6	-	164.6
Non-regulated operation and maintenance	-	42.7	72.1	(73.5)	41.3
Depreciation and amortization	0.1	3.1	69.5	(6.7)	66.0
Taxes other than income taxes	-	1.7	27.3	(1.2)	27.8

	0.1	47.5	825.7	(81.4)	791.9

Operating income (loss)	(0.1)	6.8	114.5	(0.4)	120.8

Interest expense and other:
Interest expense	0.2	5.2	29.7	(5.5)	29.6
Equity income from unconsolidated investments	-	(0.8)	(6.7)	-	(7.5)
Allowance for funds used during construction	-	-	(1.6)	0.1	(1.5)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(64.9)	(8.9)	(1.1)	66.4	(8.5)

	(64.7)	(4.5)	25.0	61.0	16.8

Income from continuing operations before income taxes	64.6	11.3	89.5	(61.4)	104.0

Income taxes	0.8	5.1	32.8	0.1	38.8

Income from continuing operations	63.8	6.2	56.7	(61.5)	65.2

Loss from discontinued operations, net of tax	-	(1.3)	-	-	(1.3)

Net income	$63.8	$4.9	$56.7	($61.5)	$63.9

Three Months Ended March 31, 2006
Operating revenues:
Utility:
Electric	$-	$-	$583.0	$-	$583.0
Gas	-	-	290.1	-	290.1
Other	-	-	21.4	-	21.4
Non-regulated	-	37.9	73.5	(75.0)	36.4

	-	37.9	968.0	(75.0)	930.9

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	312.2	-	312.2
Cost of gas sold	-	-	216.3	-	216.3
Other operation and maintenance	-	-	156.7	-	156.7
Non-regulated operation and maintenance	0.7	32.9	65.6	(67.1)	32.1
Depreciation and amortization	-	2.6	70.5	(6.1)	67.0
Taxes other than income taxes	-	1.6	26.7	(1.5)	26.8

	0.7	37.1	848.0	(74.7)	811.1

Operating income (loss)	(0.7)	0.8	120.0	(0.3)	119.8

Interest expense and other:
Interest expense	0.1	14.3	30.5	(5.2)	39.7
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(7.2)	(6.4)	-	(13.6)
Allowance for funds used during construction	-	-	(2.3)	-	(2.3)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	0.1	(14.4)	(1.1)	2.0	(13.4)

	0.2	83.5	25.4	(3.2)	105.9

Income (loss) from continuing operations before income taxes	(0.9)	(82.7)	94.6	2.9	13.9

Income tax expense (benefit)	0.9	(29.7)	29.6	-	0.8

Income (loss) from continuing operations	(1.8)	(53.0)	65.0	2.9	13.1

Loss from discontinued operations, net of tax	-	(14.7)	-	-	(14.7)

Net income (loss)	($1.8)	($67.7)	$65.0	$2.9	($1.6)

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2007 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,132.8	$-	$6,132.8
Gas plant in service	-	-	701.4	-	701.4
Other plant in service	-	-	455.4	-	455.4
Accumulated depreciation	-	-	(2,834.0)	-	(2,834.0)
Leased Sheboygan Falls Energy Facility, net	-	-	112.5	(112.5)	-
Other, net	-	-	165.4	-	165.4

Total utility	-	-	4,733.5	(112.5)	4,621.0

Non-regulated and other, net	-	186.1	39.0	133.0	358.1

	-	186.1	4,772.5	20.5	4,979.1

Current assets:
Cash and cash equivalents	95.6	1.5	13.1	-	110.2
Gas stored underground, at weighted average cost	-	-	22.1	-	22.1
Regulatory assets	-	-	62.8	-	62.8
Assets held for sale	-	69.4	-	-	69.4
Other	93.2	88.0	556.1	(212.2)	525.1

	188.8	158.9	654.1	(212.2)	789.6

Investments:
Consolidated subsidiaries	2,375.3	-	-	(2,375.3)	-
Other	15.2	7.5	207.1	-	229.8

	2,390.5	7.5	207.1	(2,375.3)	229.8

Other assets	5.8	172.0	776.4	(233.8)	720.4

Total assets	$2,585.1	$524.5	$6,410.1	($2,800.8)	$6,718.9

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,631.4	$262.6	$1,442.6	($1,705.2)	$1,631.4
Retained earnings	948.8	(164.4)	843.7	(677.9)	950.2
Accumulated other comprehensive loss	(9.1)	(0.2)	(8.9)	9.1	(9.1)
Shares in deferred compensation trust	(8.6)	-	-	-	(8.6)

Total common equity	2,562.5	98.0	2,277.4	(2,374.0)	2,563.9

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	108.6	1,187.2	-	1,295.8

	2,562.5	206.6	3,708.4	(2,374.0)	4,103.5

Current liabilities:
Commercial paper	-	-	102.2	-	102.2
Accrued taxes	-	8.7	99.7	(39.5)	68.9
Derivative liabilities	-	-	30.1	-	30.1
Liabilities held for sale	-	5.3	-	-	5.3
Other	21.2	124.8	663.7	(173.9)	635.8

	21.2	138.8	895.7	(213.4)	842.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.9)	143.1	607.7	0.9	749.8
Other	3.3	31.1	1,198.3	(214.3)	1,018.4

	1.4	174.2	1,806.0	(213.4)	1,768.2

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,585.1	$524.5	$6,410.1	($2,800.8)	$6,718.9

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2006 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,079.7	$-	$6,079.7
Gas plant in service	-	-	696.7	-	696.7
Other plant in service	-	-	459.1	-	459.1
Accumulated depreciation	-	-	(2,811.6)	-	(2,811.6)
Leased Sheboygan Falls Energy Facility, net	-	-	114.0	(114.0)	-
Other, net	-	-	157.6	-	157.6

Total utility	-	-	4,695.5	(114.0)	4,581.5

Non-regulated and other, net	-	187.2	42.3	133.9	363.4

	-	187.2	4,737.8	19.9	4,944.9

Current assets:
Cash and cash equivalents	167.1	66.5	31.6	-	265.2
Gas stored underground, at weighted average cost	-	-	63.9	-	63.9
Regulatory assets	-	-	133.7	-	133.7
Assets held for sale	-	67.4	57.2	-	124.6
Other	113.5	90.6	585.5	(203.2)	586.4

	280.6	224.5	871.9	(203.2)	1,173.8

Investments:
Consolidated subsidiaries	2,361.8	-	-	(2,361.8)	-
Other	15.1	8.6	204.2	-	227.9

	2,376.9	8.6	204.2	(2,361.8)	227.9

Other assets	4.2	186.2	751.8	(204.7)	737.5

Total assets	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,744.2	$259.6	$1,442.3	($1,701.9)	$1,744.2
Retained earnings	922.5	(171.3)	840.1	(667.7)	923.6
Accumulated other comprehensive income (loss)	(8.7)	0.4	(9.1)	8.7	(8.7)
Shares in deferred compensation trust	(7.8)	-	-	-	(7.8)

Total common equity	2,650.2	88.7	2,273.3	(2,360.9)	2,651.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	136.2	1,187.1	-	1,323.3

	2,650.2	224.9	3,704.2	(2,360.9)	4,218.4

Current liabilities:
Commercial paper	-	-	178.8	-	178.8
Accrued taxes	0.1	25.3	86.4	(17.6)	94.2
Derivative liabilities	-	2.5	85.5	-	88.0
Liabilities held for sale	-	5.2	6.2	-	11.4
Other	8.5	183.7	724.0	(186.5)	729.7

	8.6	216.7	1,080.9	(204.1)	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.7)	146.3	612.9	0.8	758.3
Other	4.6	13.7	1,167.7	(185.6)	1,000.4

	2.9	160.0	1,780.6	(184.8)	1,758.7

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2007	(in millions)

Continuing Operations:
Net cash flows from (used for) operating activities	$58.0	($3.9)	$184.2	($66.6)	$171.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(97.4)	-	(97.4)
Non-regulated businesses and other	-	(2.4)	(2.8)	-	(5.2)
Purchases of emission allowances	-	-	(23.9)	-	(23.9)
Proceeds from asset sales	-	6.3	51.6	-	57.9
Changes in restricted cash	-	12.0	(0.1)	-	11.9
Other	(9.4)	-	7.3	13.7	11.6

Net cash flows from (used for) investing activities	(9.4)	15.9	(65.3)	13.7	(45.1)

Cash flows used for financing activities:
Common stock dividends	(36.8)	-	(50.6)	50.6	(36.8)
Repurchase of common stock	(145.1)	-	-	-	(145.1)
Proceeds from issuance of common stock	25.4	-	-	-	25.4
Reductions in long-term debt	-	(36.2)	(24.8)	-	(61.0)
Net change in short-term borrowings	36.4	(36.4)	(76.6)	-	(76.6)
Other	-	(4.4)	14.6	2.3	12.5

Net cash flows used for financing activities	(120.1)	(77.0)	(137.4)	52.9	(281.6)

Net decrease in cash and cash equivalents	(71.5)	(65.0)	(18.5)	-	(155.0)

Cash and cash equivalents at beginning of period	167.1	66.5	31.6	-	265.2

Cash and cash equivalents at end of period	$95.6	$1.5	$13.1	$-	$110.2

Discontinued Operations:
Net cash flows used for operating activities	$-	($4.1)	$-	$-	($4.1)
Net cash flows from financing activities	-	3.4	-	-	3.4

Net decrease in cash and cash equivalents	-	(0.7)	-	-	(0.7)
Cash and cash equivalents held for sale at beginning of period	-	0.8	-	-	0.8

Cash and cash equivalents held for sale at end of period	$-	$0.1	$-	$-	$0.1

Three Months Ended March 31, 2006

Continuing Operations:
Net cash flows from (used for) operating activities	$5.5	($50.1)	$111.0	($9.7)	$56.7

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(74.8)	-	(74.8)
Non-regulated businesses and other	-	(1.5)	(2.8)	-	(4.3)
Proceeds from asset sales	-	230.6	334.2	-	564.8
Changes in restricted cash	-	8.1	(39.0)	-	(30.9)
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	-	(42.5)	-	(42.5)
Other	154.1	0.3	(22.7)	(153.7)	(22.0)

Net cash flows from investing activities	154.1	237.5	204.1	(153.7)	442.0

Cash flows used for financing activities:
Common stock dividends	(33.7)	-	(160.6)	160.6	(33.7)
Proceeds from issuance of common stock	8.8	-	-	-	8.8
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(359.9)	-	-	(359.9)
Net change in short-term borrowings	(258.5)	258.5	(179.0)	-	(179.0)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Principal payments under capital lease obligations	-	-	(40.6)	0.4	(40.2)
Other	(0.1)	(2.4)	(5.5)	2.4	(5.6)

Net cash flows used for financing activities	(283.5)	(186.8)	(346.6)	163.4	(653.5)

Net increase (decrease) in cash and cash equivalents	(123.9)	0.6	(31.5)	-	(154.8)
Cash and cash equivalents at beginning of period	160.4	12.6	32.3	-	205.3

Cash and cash equivalents at end of period	$36.5	$13.2	$0.8	$-	$50.5

Discontinued Operations:
Net cash flows used for operating activities	$-	($6.3)	$-	$-	($6.3)
Net cash flows used for investing activities	-	(2.6)	-	-	(2.6)
Net cash flows from financing activities	-	3.8	-	-	3.8

Net decrease in cash and cash equivalents	-	(5.1)	-	-	(5.1)
Cash and cash equivalents held for sale at beginning of period	-	10.7	-	-	10.7

Cash and cash equivalents held for sale at end of period	$-	$5.6	$-	$-	$5.6

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Three Months Ended March 31, 2007
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.5	$2.8	$33.0	$-	$36.3
Income taxes, net of refunds	15.0	(14.1)	1.3	-	2.2
Three Months Ended March 31, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$24.6	$31.1	$-	$55.8
Income taxes, net of refunds	1.7	21.3	(5.3)	-	17.7
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	-	13.7	-	-	13.7

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

	(in millions)
Operating revenues:
Electric utility	$278.3	$327.9
Gas utility	166.5	167.4
Steam and other	16.4	18.4

	461.2	513.7

Operating expenses:
Electric production fuel and purchased power	122.7	165.2
Cost of gas sold	127.7	131.1
Other operation and maintenance	102.1	101.4
Depreciation and amortization	35.8	38.4
Taxes other than income taxes	16.1	15.6

	404.4	451.7

Operating income	56.8	62.0

Interest expense and other:
Interest expense	16.3	17.5
Allowance for funds used during construction	(1.1)	(1.4)
Interest income	(0.5)	(1.0)

	14.7	15.1

Income before income taxes	42.1	46.9

Income taxes	15.3	9.9

Net income	26.8	37.0

Preferred dividend requirements	3.9	3.9

Earnings available for common stock	$22.9	$33.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,993.2	$3,968.0
Gas plant in service	372.7	371.1
Steam plant in service	51.1	51.5
Other plant in service	219.8	218.3
Accumulated depreciation	(1,770.2)	(1,756.9)

Net plant	2,866.6	2,852.0
Construction work in progress	111.4	86.5
Other, less accumulated depreciation	1.7	1.7

	2,979.7	2,940.2

Current assets:
Cash and cash equivalents	2.2	0.5
Accounts receivable:
Customer, less allowance for doubtful accounts	98.8	46.9
Associated companies	2.2	-
Other, less allowance for doubtful accounts	17.8	50.8
Production fuel, at weighted average cost	44.8	46.5
Materials and supplies, at weighted average cost	23.4	19.5
Gas stored underground, at weighted average cost	3.8	35.3
Regulatory assets	23.5	67.3
Assets held for sale	-	32.9
Other	16.1	13.3

	232.6	313.0

Investments	16.8	16.6

Other assets:
Regulatory assets	293.3	296.9
Deferred charges and other	85.5	61.9

	378.8	358.8

Total assets	$3,607.9	$3,628.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	772.9	772.8
Retained earnings	351.4	357.7
Accumulated other comprehensive loss	(1.6)	(1.6)

Total common equity	1,156.1	1,162.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	813.6	813.5

	2,153.5	2,159.6

Current liabilities:
Current maturities	55.0	79.8
Commercial paper	61.8	43.9
Accounts payable	145.2	126.8
Accounts payable to associated companies	26.7	31.9
Accrued taxes	80.2	81.3
Derivative liabilities	13.4	41.1
Liabilities held for sale	-	4.9
Other	61.0	64.1

	443.3	473.8

Other long-term liabilities and deferred credits:
Deferred income taxes	355.2	355.2
Regulatory liabilities	439.8	440.1
Pension and other benefit obligations	69.3	70.3
Other	146.8	129.6

	1,011.1	995.2

Total capitalization and liabilities	$3,607.9	$3,628.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$26.8	$37.0
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	35.8	38.4
Other	1.4	0.5
Other changes in assets and liabilities:
Accounts receivable	28.9	(3.1)
Sale of accounts receivable	(50.0)	(15.0)
Income tax refunds receivable	-	27.5
Gas stored underground	31.5	41.1
Regulatory assets	50.0	7.2
Accounts payable	(16.6)	(26.3)
Accrued taxes	2.1	(12.3)
Derivative liabilities	(29.8)	19.8
Pension and other benefit obligations	(1.0)	(64.3)
Other	0.5	(3.9)

Net cash flows from operating activities	79.6	46.6

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(72.1)	(38.2)
Proceeds from asset sales	28.1	330.8
Purchases of emission allowances	(23.9)	-
Purchases of securities within nuclear decommissioning trusts	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	(42.5)
Other	6.8	(9.8)

Net cash flows from (used for) investing activities	(61.1)	288.5

Cash flows used for financing activities:
Common stock dividends	(27.5)	(137.4)
Preferred stock dividends	(3.9)	(3.9)
Reductions in long-term debt	(24.8)	-
Net change in short-term borrowings	17.9	(160.5)
Principal payments under capital lease obligations	-	(40.2)
Change in cash overdrafts	21.3	6.1
Other	0.2	0.1

Net cash flows used for financing activities	(16.8)	(335.8)

Net increase (decrease) in cash and cash equivalents	1.7	(0.7)

Cash and cash equivalents at beginning of period	0.5	0.7

Cash and cash equivalents at end of period	$2.2	$-

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$21.1	$19.8

Income taxes, net of refunds	$2.0	($17.2)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to IPL. The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2007 and 2006, the condensed consolidated financial position at March 31, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been made. Because of the seasonal nature of IPL’s operations, results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(2) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):

	2007	2006
Earnings available for common stock	$22.9	$33.1
Other comprehensive income:
Minimum pension liability adjustment, net of tax	--	12.7
Comprehensive income	$22.9	$45.8

(4) INCOME TAXES

IPL adopted the provisions of FIN 48 on Jan. 1, 2007. IPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $1.7 million. The $1.7 million increase in the net liability for unrecognized tax benefits was recorded as a $7.6 million increase in other long-term liabilities, a $3.2 million decrease in accrued taxes and a $2.7 million decrease in deferred income taxes on IPL’s Condensed Consolidated Balance Sheet. At the date of adoption, IPL’s unrecognized tax benefits were $8.9 million. The amount of unrecognized tax benefits that, if recognized, would favorably impact IPL’s effective income tax rate is $6.2 million. There were no significant changes to the amount of unrecognized tax benefits at IPL during the first quarter of 2007.

IPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. IPL has concluded all U.S. federal and state income tax matters for calendar years through 1998. The IRS is currently auditing IPL’s federal income tax returns for calendar years 1999 through 2004.

During the twelve months ending March 31, 2008, it is reasonably possible the audit relating to IPL’s federal income tax returns for calendar years 1999 through 2001 will be completed, and statutes of limitations will expire for IPL’s tax returns in multiple state jurisdictions. IPL does not anticipate any significant changes to its unrecognized tax benefits for these events.

IPL recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At March 31, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $0.9 million and $0.8 million, respectively. There were no penalties accrued by IPL as of March 31, 2007 or Jan. 1, 2007.

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$1.5	$1.9	$0.7	$1.0
Interest cost	3.6	3.7	1.8	1.9
Expected return on plan assets	(4.8)	(4.2)	(1.4)	(1.4)
Amortization of:
Transition obligation	--	--	--	0.1
Prior service cost (credit)	0.3	0.3	(0.4)	(0.2)
Actuarial loss	0.3	0.9	0.7	0.8
Income statement impacts	0.9	2.6	1.4	2.2
DAEC curtailment loss (gain)	--	0.6	--	(0.3)
DAEC settlement gain, net	--	(1.6)	--	(4.1)
	$0.9	$1.6	$1.4	($2.2)

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three months ended March 31 as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Non-bargaining IPL employees
participating in other plans	($0.3)	($3.4)	N/A	N/A
Allocated Corporate Services costs	0.8	0.9	$0.3	$0.6

Included in pension benefits for non-bargaining IPL employees participating in other plans for the three months ended March 31, 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for the three months ended March 31, 2006.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2007 will be $0 and $6 million, respectively, of which $0 has been contributed to the plans through March 31, 2007.

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - At March 31, 2007, IPL’s minimum future commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $1.3 billion, $66 million and $131 million, respectively. In addition, system-wide purchased power contracts of $56 million and coal contracts of $250 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(11) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2007
Operating revenues	$278.3	$166.5	$16.4	$461.2
Operating income	41.6	14.6	0.6	56.8
Earnings available for common stock				22.9

Three Months Ended March 31, 2006
Operating revenues	$327.9	$167.4	$18.4	$513.7
Operating income	49.4	11.8	0.8	62.0
Earnings available for common stock				33.1

(13) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, IPL completed the sale of its Illinois electric distribution and gas properties and received net proceeds of $28 million, which IPL used primarily to reduce short-term debt. IPL recorded a $1.5 million pre-tax gain upon completion of this sale. The pre-tax gain was recorded in “Steam and other operating revenues” in its Condensed Consolidated Statement of Income in the first quarter of 2007. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of IPL’s Illinois electric and gas utility properties were not reported as discontinued operations due to IPL’s continuing involvement in the operations of these properties after the disposal transaction. The assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets at Dec. 31, 2006 were as follows (in millions):

Assets held for sale:
Property, plant and equipment:
Electric plant in service	$35.4
Gas plant in service	13.3
Other plant in service	0.2
Accumulated depreciation	(17.2)
Net plant	31.7
Construction work in progress	0.1
Property, plant and equipment, net	31.8
Other assets	1.1
Total assets held for sale	32.9
Liabilities held for sale:
Long-term liabilities	4.9
Total liabilities held for sale	4.9
Net assets held for sale	$28.0

In January 2007, IPL announced its intention to sell its electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at March 31, 2007 or Dec. 31, 2006. Refer to Note 16 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the proposed sale.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

	(in millions)
Operating revenues:
Electric utility	$275.2	$255.1
Gas utility	121.8	122.7
Other	1.6	3.0

	398.6	380.8

Operating expenses:
Electric production fuel and purchased power	157.6	147.0
Cost of gas sold	84.2	85.2
Other operation and maintenance	62.5	55.4
Depreciation and amortization	27.5	26.6
Taxes other than income taxes	10.1	9.7

	341.9	323.9

Operating income	56.7	56.9

Interest expense and other:
Interest expense	12.0	12.1
Equity income from unconsolidated investments	(6.7)	(6.4)
Allowance for funds used during construction	(0.4)	(0.9)
Interest income and other	(0.3)	(0.2)

	4.6	4.6

Income before income taxes	52.1	52.3

Income taxes	17.5	19.6

Net income	34.6	32.7

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$33.8	$31.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,139.6	$2,111.7
Gas plant in service	328.7	325.6
Other plant in service	184.5	189.3
Accumulated depreciation	(1,063.8)	(1,054.7)

Net plant	1,589.0	1,571.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization	112.5	114.0
Construction work in progress	49.8	66.7
Other, less accumulated depreciation	2.5	2.7

	1,753.8	1,755.3

Current assets:
Cash and cash equivalents	4.9	1.6
Accounts receivable:
Customer, less allowance for doubtful accounts	162.8	153.1
Other, less allowance for doubtful accounts	16.8	49.6
Production fuel, at weighted average cost	18.1	26.7
Materials and supplies, at weighted average cost	21.0	19.8
Gas stored underground, at weighted average cost	18.3	28.6
Regulatory assets	39.3	66.4
Prepaid gross receipts tax	27.3	35.6
Assets held for sale	-	24.3
Other	12.3	25.1

	320.8	430.8

Investments:
Investment in American Transmission Company LLC	168.2	166.2
Other	22.0	21.4

	190.2	187.6

Other assets:
Regulatory assets	201.4	211.8
Deferred charges and other	105.9	113.6

	307.3	325.4

Total assets	$2,572.1	$2,699.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.8	568.6
Retained earnings	493.4	483.5
Accumulated other comprehensive loss	(7.4)	(7.5)

Total common equity	1,121.0	1,110.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	298.6	298.6

	1,479.6	1,469.4

Current liabilities:
Current maturities	105.0	105.0
Commercial paper	40.4	134.9
Accounts payable	69.6	91.4
Accounts payable to associated companies	35.7	39.6
Regulatory liabilities	36.7	52.0
Accrued taxes	18.3	3.9
Derivative liabilities	16.7	44.4
Liabilities held for sale	-	1.3
Other	32.9	26.4

	355.3	498.9

Other long-term liabilities and deferred credits:
Deferred income taxes	251.1	255.5
Regulatory liabilities	168.4	168.7
Capital lease obligations - Sheboygan Falls Energy Facility	118.0	118.6
Pension and other benefit obligations	70.9	70.6
Other	128.8	117.4

	737.2	730.8

Total capitalization and liabilities	$2,572.1	$2,699.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$34.6	$32.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	27.5	26.6
Other amortizations	9.6	8.4
Deferred tax expense (benefit) and investment tax credits	(3.6)	3.4
Equity income from unconsolidated investments	(6.7)	(6.4)
Distributions from equity method investments	4.4	5.2
Other	(0.3)	(0.7)
Other changes in assets and liabilities:
Accounts receivable	23.1	10.4
Production fuel	8.6	(2.2)
Gas stored underground	10.3	16.7
Regulatory assets	30.8	(16.6)
Prepaid gross receipts tax	8.3	8.1
Accounts payable	(14.4)	(15.3)
Accrued taxes	15.0	2.1
Derivative liabilities	(29.6)	7.6
Benefit obligations and other	13.4	16.5

Net cash flows from operating activities	131.0	96.5

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(25.3)	(36.6)
Proceeds from asset sales	23.5	-
Changes in restricted cash	(0.1)	(39.1)
Other	(1.1)	(14.8)

Net cash flows used for investing activities	(3.0)	(90.5)

Cash flows used for financing activities:
Common stock dividends	(23.1)	(23.0)
Preferred stock dividends	(0.8)	(0.8)
Proceeds from issuance of long-term debt	-	39.1
Net change in short-term borrowings	(94.5)	(18.5)
Other	(6.3)	(2.8)

Net cash flows used for financing activities	(124.7)	(6.0)

Net increase in cash and cash equivalents	3.3	-

Cash and cash equivalents at beginning of period	1.6	-

Cash and cash equivalents at end of period	$4.9	$-

Supplemental cash flows information:
Cash paid during the period for:
Interest	$12.6	$12.2

Income taxes, net of refunds	$4.1	$14.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to WPL. The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2007 and 2006, the condensed consolidated financial position at March 31, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been made. Because of the seasonal nature of WPL’s operations, results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(2) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):

	2007	2006
Earnings available for common stock	$33.8	$31.9
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	0.1	--
Minimum pension liability adjustment, net of tax	--	0.2
Comprehensive income	$33.9	$32.1

(4) INCOME TAXES

WPL adopted the provisions of FIN 48 on Jan. 1, 2007. WPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.8 million. The $0.8 million increase in the net liability for unrecognized tax benefits was recorded as a $2.8 million increase in other long-term liabilities, a $1.1 million decrease in deferred income taxes, a $0.6 million decrease in accrued taxes and a $0.3 million increase in non-current regulatory assets on WPL’s Condensed Consolidated Balance Sheet. At the date of adoption, WPL’s unrecognized tax benefits were $2.8 million. The amount of unrecognized tax benefits that, if recognized, would favorably impact WPL’s effective income tax rate is $1.3 million. There were no significant changes to the amount of unrecognized tax benefits at WPL during the first quarter of 2007.

WPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. WPL has concluded all U.S. federal and state income tax matters for calendar years through 1998. The IRS is currently auditing WPL’s federal income tax returns for calendar years 1999 through 2004.

During the twelve months ending March 31, 2008, WPL does not anticipate any significant changes will be made to its unrecognized tax benefits.

WPL recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At March 31, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $0.4 million and $0.3 million, respectively. There were no penalties accrued by WPL as of March 31, 2007 or Jan. 1, 2007.

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$1.4	$1.6	$0.8	$1.0
Interest cost	3.5	3.3	1.3	1.4
Expected return on plan assets	(4.8)	(4.5)	(0.4)	(0.4)
Amortization of:
Transition obligation	--	--	--	0.3
Prior service cost (credit)	0.2	0.2	(0.3)	--
Actuarial loss	0.7	1.1	0.3	0.3
	$1.0	$1.7	$1.7	$2.6

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three months ended March 31 as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Non-bargaining WPL employees
participating in other plans	($0.2)	$0.4	N/A	N/A
Allocated Corporate Services costs	0.5	0.6	$0.2	$0.4

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2007 will be $0 and $7 million, respectively, of which $1 million has been contributed to the other postretirement benefits plans through March 31, 2007.

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - At March 31, 2007, WPL’s minimum future commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $674 million, $52 million and $291 million, respectively. In addition, system-wide purchased power contracts of $56 million and coal contracts of $250 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(11) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2007
Operating revenues	$275.2	$121.8	$1.6	$398.6
Operating income (loss)	36.9	24.4	(4.6)	56.7
Earnings available for common stock				33.8

Three Months Ended March 31, 2006
Operating revenues	$255.1	$122.7	$3.0	$380.8
Operating income (loss)	33.8	23.6	(0.5)	56.9
Earnings available for common stock				31.9

(13) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties within South Beloit Water, Gas and Electric Company (South Beloit) and received net proceeds of $23 million, which WPL used primarily to reduce short-term debt. WPL has applied the provisions of SFAS 144 to the South Beloit assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of South Beloit were not reported as discontinued operations due to WPL’s continuing involvement in the operations of this business after the disposal transaction. The assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheet at Dec. 31, 2006 were as follows (in millions):

Assets held for sale:
Property, plant and equipment:
Electric plant in service	$21.6
Gas plant in service	13.8
Accumulated depreciation	(13.2)
Net plant	22.2
Construction work in progress	2.1
Property, plant and equipment, net	24.3
Liabilities held for sale:
Long-term liabilities	1.3
Net assets held for sale	$23.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on customer demand for utility services and Alliant Energy’s ability to collect unpaid utility bills; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; unanticipated issues in connection with WPL’s proposed purchase of Resource’s simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin; unanticipated construction and acquisition expenditures; issues associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; unanticipated costs for restoration and rebuild efforts related to winter storm damage to IPL’s transmission and distribution system; weather effects on results of operations; financial impacts of Alliant Energy’s hedging strategies, including the impact of weather hedges on Alliant Energy’s utility earnings; issues related to electric transmission, including operating in the Midwest Independent System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; unanticipated issues related to the Calpine bankruptcy that could adversely impact Alliant Energy’s PPAs; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of incremental costs through rates; continued access to the capital markets; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; inflation and interest rates; Alliant Energy’s ability to achieve its dividend payout ratio goal; Alliant Energy’s ability to complete its announced share repurchase program; developments that adversely impact Alliant Energy’s ability to implement its strategic plan, including Alliant Energy’s ability to complete its proposed or potential divestitures of various businesses and investments, including IPL’s electric transmission assets and Alliant Energy’s investment in Mexico, on a timely basis, for anticipated proceeds and with the requested regulatory treatment of any gains resulting from the sale of IPL’s electric transmission assets; any material post-closing adjustments related to any of Alliant Energy’s past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; the impact of necessary accruals or adjustments for the terms of Alliant Energy’s incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential development projects; the ability to utilize tax capital losses and net operating losses before they expire; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin. Resources manages a relatively small portfolio of businesses through two distinct platforms: Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico that Alliant Energy is divesting). Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Summary of Historical Results of Operations - Alliant Energy’s net income (loss) and EPS for the first quarter were as follows (dollars in millions):

	2007		2006
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$56.7	$0.49	$65.0	$0.55
Non-regulated (Resources)	6.2	0.05	(53.0)	(0.45)
Alliant Energy parent and other (interest income,
taxes and administrative and general)	2.3	0.02	1.1	0.01
Income from continuing operations	65.2	0.56	13.1	0.11
Loss from discontinued operations	(1.3)	(0.01)	(14.7)	(0.12)
Net income (loss)	$63.9	$0.55	($1.6)	($0.01)

The lower first quarter 2007 earnings from Alliant Energy’s utility business were largely due to nonrecurring tax benefits associated with the sale of Alliant Energy’s interest in DAEC in the first quarter of 2006 and the costs of winter storms in IPL’s service territories in Iowa and Minnesota in the first quarter of 2007. These items were partially offset by higher electric and gas margins resulting from increased retail sales volumes in the first quarter of 2007 as compared to the same period in 2006. The higher first quarter 2007 results from continuing operations for Alliant Energy’s non-regulated businesses were largely due to after-tax charges related to debt retirements at Resources of $57 million ($0.48 per share) in the first quarter of 2006 and lower interest expense in the first quarter of 2007 resulting from these debt retirement activities. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during the first quarter of 2007 and 2006.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan for the 2007 to 2013 time period is as follows (dollars in millions; megawatts (MW); To Be Determined (TBD)):

		Location /		Expected		Expected
	Generation	Preferred	Capacity	Availability	Cost	Regulatory
Utility	Type	Site	(MW)	Date	Estimate (a)	Decision Date	Notes
WPL	Wind	Fond du Lac	60-100	2008	$160 - $180	Second quarter of 2007	(b)
		County, WI

WPL	Natural-gas	Neenah, WI	300	2008	90 - 100	First half of 2008	(c)

IPL	Wind	Audubon/Guthrie	100	2009	180 - 220	TBD
		Counties, IA

WPL	Wind	TBD	200	2009	360 - 440	TBD

WPL	Coal	Cassville, WI	300	2012	800 - 900	First half of 2008	(d)

IPL	Coal	Marshalltown, IA	250	2013	600 - 700	2008	(e)

(a)	Cost estimates represent IPL’s or WPL’s portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b)

In September 2006, WPL filed for approval from the PSCW to construct the wind farm and to specify in advance fixed financial parameters and rate making principles. In its regulatory application, WPL requested a return on common equity of 12.90% along with a capital structure which includes a 53% common equity ratio. In April 2007, WPL received an oral decision from the PSCW proposing a return on common equity of 10.50%, a capital structure with a 53% common equity ratio and a 20-year fixed depreciation rate. WPL will review the final order and decide whether it intends to make the investment in accordance with the terms and conditions of the PSCW’s Act 7 decision.

(c)

In April 2007, WPL filed for approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen PPA with output from the Neenah facility.

(d)

In February 2007, WPL filed for approval from the PSCW to proceed with construction of a new 300 MW coal-fired electric generating facility in Cassville, Wisconsin and to specify in advance fixed financial parameters and rate making principles. In its regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure which includes a 50% common equity ratio. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. Of the total estimated expenditures for the shared facilities, $60 million is anticipated to be allocated to the existing units based on installed capacity.

(e)	IPL currently plans to own at least 250 MW of a proposed 600 MW facility and make the remaining capacity available to other utility partners.

In the first quarter of 2007, IPL and WPL entered into separate 20-year PPAs beginning in 2008 for 80 MW of wind capacity in Iowa and 25 MW of wind capacity in Wisconsin, respectively. The wind capacity from these PPAs along with owned wind generation in the table above will contribute towards IPL and WPL meeting new renewable energy standards in their respective regulatory jurisdictions.

Business Divestitures -

Non-regulated Business Divestitures - In February 2007, Alliant Energy announced it entered into a definitive agreement to sell its investment in Mexico. Closing for this sale is currently scheduled to occur later in May 2007, pending satisfaction of closing conditions.

Utility Business Divestitures - In February 2007, IPL and WPL completed the sale of their respective electric distribution and gas properties in Illinois and received, in the aggregate, net proceeds of $51 million.

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for approximately $750 million in cash, subject to customary closing conditions and various satisfactory regulatory approvals. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and the assumption by ITC of certain liabilities of IPL. Based on the original purchase price of $750 million, IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million, which are expected to be used for funding infrastructure development plans, debt reduction and general corporate purposes. IPL and ITC have jointly filed with various regulatory agencies, including the IUB, MPUC and ICC, for approval of the sale. In addition, both IPL and ITC have filed for antitrust review under the Hart-Scott-Rodino Act. IPL expects the transaction to be concluded late in the fourth quarter of 2007. Refer to Note 16 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on this proposed sale.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R); Fourth Quarter (Q4)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Date	Equity	Notes
WPL:
2008 retail	E	4/07	$26	N/A	N/A	TBD	TBD	1/08	10.80%	(b)
Wholesale	E	9/06	9	$9	6/07	TBD	TBD	9/07	N/A
2007 retail	E/G	3/06	96	N/A	N/A	$34	1/07	N/A	10.80%
2005 retail (F-R)	E	8/05	96	96	Q4 ‘05	54	9/06	N/A	N/A
IPL:
MN retail	E	5/05	5	3	7/05	1	5/06	N/A	10.39%

(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)

In April 2007, WPL filed a request with the PSCW to reopen its 2007 test year case for the limited purpose of increasing electric rates in an amount equal to deferral credits that will be fully amortized on Dec. 31, 2007. WPL is also seeking clarification that it is authorized to record AFUDC on all construction work in process (CWIP) balances in excess of the CWIP balance included in the 2007 test year.

With the exception of recovering a return on certain additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a reduction in the amortization of deferred credits or the recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, these increases in revenues are not expected to result in a significant increase in net income.

In May 2007, WPL notified the PSCW that its actual average fuel-related costs for the month of March 2007 had fallen below the monthly fuel monitoring range set in WPL’s most recent base rate case and that projected average fuel-related costs for 2007 could be sufficiently below the annual monitoring range to warrant a decrease in retail electric rates. WPL’s notification initiated a proceeding in which fuel-related costs and retail electric rates will be reviewed and retail electric rates may be adjusted, if warranted. To the extent this proceeding determines a retail electric rate reduction is warranted, WPL will refund the excess collected from ratepayers subsequent to its May 2007 filing.

In March 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future clean air compliance rules, effective with the request date of November 2006. WPL currently anticipates that such deferred costs will be recovered in future rates and therefore does not expect these costs to have an impact on its financial condition or results of operations.

Refer to “Strategic Overview - Utility Generation Plan” for details of the PSCW’s oral decision in April 2007 regarding WPL’s application for advance rate making principles for its proposed wind project in Fond du Lac County, Wisconsin.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2007 and 2006 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2007	2006	Change	2007	2006	Change
Residential	$209.8	$207.3	1%	2,058	1,935	6%
Commercial	123.0	125.0	(2%)	1,498	1,439	4%
Industrial	163.2	177.5	(8%)	3,007	3,015	--
Retail subtotal	496.0	509.8	(3%)	6,563	6,389	3%
Sales for resale:
Wholesale	37.4	38.9	(4%)	808	799	1%
Bulk power and other	8.7	15.8	(45%)	581	452	29%
Other	11.4	18.5	(38%)	45	43	5%
Total revenues/sales	553.5	583.0	(5%)	7,997	7,683	4%
Electric production fuel and
purchased power expense	280.3	312.2	(10%)
Margins	$273.2	$270.8	1%

First Quarter 2007 vs. 2006 Summary - Electric margins increased $2 million, or 1%, primarily due to the impact of WPL’s 2007 retail base rate increase, which began in January 2007, and an increase in weather-normalized retail sales volumes. The impact of WPL’s 2007 retail base rate increase resulted in an over-recovery of retail fuel-related costs during the first quarter of 2007, which is discussed in more detail in “Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” below. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. These increases were partially offset by $10 million of higher purchased power capacity costs related to the DAEC PPA and the loss of retail sales at IPL during the outages caused by the winter storms in the first quarter of 2007. The increase in purchased power capacity costs was largely due to one additional month of capacity costs related to the DAEC PPA in the first quarter of 2007 compared to the same period in 2006 because the DAEC PPA did not begin until the sale of IPL’s interest in the DAEC was completed in late January 2006.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs decreased in the first quarter of 2007 compared to the same period in 2006 primarily due to decreased commodity prices. Commodity prices during the first quarter of 2006 were higher than during the first quarter of 2007 and historic averages largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005, which impacted commodity prices during the 2005/2006 heating season. Due to IPL’s rate recovery mechanisms for fuel-related costs, these decreases in fuel-related costs resulted in a comparable decrease in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s retail fuel-related costs incurred in the first quarter of 2007 and 2006 were lower than the forecasted fuel-related costs used to set retail rates during such periods resulting in an over-recovery of retail fuel-related costs. WPL estimates it over-recovered approximately $7 million of retail fuel-related costs in the first quarter of 2007. WPL’s over-recovery of retail fuel-related costs in the first quarter of 2006 was substantially offset by a $17 million reserve for rate refund recorded by WPL in the first quarter of 2006 in accordance with the interim retail rate order in effect during such period. Refer to “Rates and Regulatory Matters” for discussion of WPL’s recent filing with the PSCW which may impact WPL's future fuel-related cost recoveries.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated decreases to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2007	2006
Weather impacts on demand compared to normal weather	$1	($5)
Gain (losses) from weather derivatives (a)	(2)	3
Net weather impact	($1)	($2)

(a) Recorded in “Other” revenues in the above table.

Wholesale Sales - Wholesale sales volumes were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above table. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the above table. The increase in wholesale sales volumes was substantially offset by a decrease in WPL’s wholesale sales volumes largely due to the expiration of certain wholesale customer contracts in 2006, which were not renewed. Wholesale revenues were lower in the first quarter of 2007 compared to the same period in 2006 primarily due to lower fuel-related cost recovery revenues from wholesale customers at WPL. The changes in revenues caused by changes in fuel-related costs were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Bulk Power and Other Sales - Bulk power and other revenues were lower in the first quarter of 2007 compared to the same period in 2006 largely due to a decrease in revenues from sales in the restructured wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2007	2006	Change	2007	2006	Change
Residential	$170.6	$164.5	4%	14,144	12,556	13%
Commercial	93.2	93.8	(1%)	8,836	7,928	11%
Industrial	15.6	14.1	11%	1,727	1,369	26%
Retail subtotal	279.4	272.4	3%	24,707	21,853	13%
Interdepartmental	3.9	4.7	(17%)	503	272	85%
Transportation/other	5.0	13.0	(62%)	16,460	14,070	17%
Total revenues/sales	288.3	290.1	(1%)	41,670	36,195	15%
Cost of gas sold	211.9	216.3	(2%)
Margins	$76.4	$73.8	4%

First Quarter 2007 vs. 2006 Summary - Gas margins increased $3 million, or 4%, primarily due to an increase in weather- normalized retail sales volumes and higher energy conservation revenues at IPL. The increase in weather-normalized retail sales volumes was largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period. These increases were partially offset by lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and shareowners) and the net impacts of weather conditions and Alliant Energy’s weather hedging activities. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased in the first quarter of 2007 compared to the same period in 2006 primarily due to decreased natural gas prices. The decrease in prices was largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005, which impacted commodity prices during the 2005/2006 heating season. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these decreases in cost of gas sold resulted in a comparable decrease in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2007	2006
Weather impacts on retail demand compared to normal weather	$1	($6)
Gains (losses) from weather derivatives (a)	(2)	6
Net weather impact	($1)	$--

(a) Recorded in “Transportation/other” revenues in the above table.

HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
HDD (a):	2007	2006	Normal
Cedar Rapids, Iowa (IPL)	3,453	3,043	3,319
Madison, Wisconsin (WPL)	3,509	3,153	3,489

(a) Actual HDD are calculated using a 65 degree base. Normal degree days are calculated using a rolling 20-year average. In prior periods, normal degree days for Cedar Rapids were calculated using a fixed 30-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - During 2006, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains and losses relative to current commodity prices, as well as other benchmarks, were retained by WPL, with the remainder refunded or recovered from customers. In January 2007, the PSCW approved WPL’s 2007 retail rate order which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism are retained by WPL, with 65% refunded to or recovered from customers. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $3 million and $6 million in the first quarter of 2007 and 2006, respectively. Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further potential changes to the performance-based gas commodity recovery program currently being evaluated by the PSCW.

Transportation/other Sales - Transportation/other sales volumes were higher in the first quarter of 2007 compared to the same period in 2006 largely due to the impact of IPL’s and WPL’s sales of their respective gas distribution properties in Illinois in February 2007. Prior to these asset sales, gas revenues and Dths sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above table. Upon completion of these asset sales, IPL and WPL entered into separate agreements to continue to provide services to their former retail customers in Illinois. Gas revenues and Dths sold under these agreements are included in transportation/other sales in the above table.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Utility Other Revenues - Other revenues for the utilities decreased $3 million due to lower steam and third party commodity sales at IPL resulting from contracts that ended in 2006. Changes in utility other revenues were largely offset by changes in utility other operation and maintenance expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2007	2006
Environmental engineering and site remediation	$20.2	$18.5
WindConnect™	19.2	0.3
Transportation	7.6	7.2
Non-regulated Generation	6.5	6.5
Other (includes eliminations)	(0.6)	3.9
	$52.9	$36.4

The increased WindConnect™ revenues were primarily due to an increase in large construction management projects. These increased revenues were largely offset by increased non-regulated operation and maintenance expenses. The decreased Other revenues were primarily due to a $4 million pre-tax gain in the first quarter of 2006 resulting from land sold by Resources to FPL Energy Duane Arnold, LLC as part of the DAEC sale in January 2006.

Utility Other Operation and Maintenance Expenses - First Quarter 2007 vs. 2006 Summary - Other operation and maintenance expenses for the utilities increased $8 million primarily due to $7 million of incremental expenses at IPL associated with winter storms in the first quarter of 2007, a $4 million regulatory-related charge at WPL in the first quarter of 2007, $4 million of higher energy conservation expenses and increases in other administrative and general expenses. These increases were partially offset by $5 million of lower pension and postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, $4 million of lower incentive-related compensation expenses and $3 million of lower steam generation expenses at IPL.

2007 Winter Storms in IPL’s Service Territory - In late February 2007, two major Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL completed its initial restoration efforts in early March 2007, and expects permanent repairs to the system to continue throughout 2007. IPL’s current estimate of the total cost of the storms, including an allocated portion of overheads, is approximately $60 million. IPL currently estimates total incremental costs related to the storms of approximately $52 million, including capital expenditures of approximately $44 million and operating expenses of approximately $8 million. IPL does not expect to file a rate case with the IUB in 2007 seeking recovery of costs associated with the storms. However, IPL may address the extraordinary events as part of future rate case proceedings and seek some form of cost recovery. As a result, IPL currently expects that it will not receive rate recovery in 2007 for costs related to the storms. Alliant Energy currently estimates the impact of the incremental expenditures related to its restoration and rebuilding efforts and lost revenues resulting from outages during the storms will reduce its 2007 earnings by approximately $0.06 per share.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2007	2006
Environmental engineering and site remediation	$18.1	$18.2
WindConnect™	17.9	1.0
Transportation	3.9	4.0
Non-regulated Generation	2.2	4.1
International	--	2.5
Other (includes eliminations)	(0.8)	2.3
	$41.3	$32.1

The WindConnect™ variance was largely driven by the same factors impacting the revenue variance discussed above. The decreased Non-regulated Generation expenses were primarily due to $2 million of costs for a planned maintenance outage at the Neenah facility in the first quarter of 2006. The decreased International expenses were due to expenses incurred in the first quarter of 2006 related to Alliant Energy’s Brazil investments, which were sold in January 2006. The decreased Other expenses were largely due to lower incentive-related compensation expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expense decreased $1 million primarily due to $3 million of lower nuclear depreciation as a result of the DAEC sale, substantially offset by the impact of utility property additions.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities.

Interest Expense - Interest expense decreased $10 million primarily due to retirement of $358 million of Resources’ senior notes in the first quarter of 2006, elimination of Resources’ obligation for redeemable preference shares issued by Alliant Energy’s wholly-owned New Zealand subsidiary, AENZ, with the sale of AENZ in December 2006, and the use of proceeds from the sale of DAEC in the first quarter of 2006 to retire short-term debt at IPL.

Loss on Early Extinguishment of Debt - Refer to Note 7(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on losses incurred on the early extinguishment of Resources’ senior notes in the first quarter of 2006.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments decreased $6 million primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and New Zealand in 2006. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments.

Interest Income and Other - Interest income and other decreased $5 million primarily due to $11 million of currency transaction gains recorded in the first quarter of 2006 related to the impact of changes in New Zealand currency rates and lower interest income on loans to discontinued operations. These decreases were partially offset by a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 35.7% and 4.3% for the first quarter of 2007 and 2006, respectively. The increased effective income tax rate was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC. This increase was partially offset by changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

Loss from Discontinued Operations - Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock decreased $10 million primarily due to a higher effective tax rate and lower electric margins, partially offset by higher gas margins.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2007	2006	Change	2007	2006	Change
Residential	$107.4	$117.7	(9%)	1,114	1,056	5%
Commercial	70.1	78.4	(11%)	922	904	2%
Industrial	86.4	106.0	(18%)	1,833	1,880	(3%)
Retail subtotal	263.9	302.1	(13%)	3,869	3,840	1%
Sales for resale:
Wholesale	3.4	0.5	580%	67	10	570%
Bulk power and other	3.8	14.4	(74%)	282	339	(17%)
Other	7.2	10.9	(34%)	24	25	(4%)
Total revenues/sales	278.3	327.9	(15%)	4,242	4,214	1%
Electric production fuel and
purchased power expense	122.7	165.2	(26%)
Margins	$155.6	$162.7	(4%)

First Quarter 2007 vs. 2006 Summary - Electric margins decreased $7 million, or 4%, primarily due to $10 million of higher purchased power capacity costs related to the DAEC PPA, which began in late January 2006, and the loss of retail sales at IPL during the outages caused by the winter storms in the first quarter of 2007. These decreases were partially offset by an increase in weather-normalized retail sales volumes largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated decreases to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2007	2006
Weather impacts on demand compared to normal weather	$1	($4)
Gains (losses) from weather derivatives (a)	(2)	2
Net weather impact	($1)	($2)

(a) Recorded in “Other” revenues in the above table.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impacts of IPL’s sale of its Illinois electric distribution properties in February 2007 on its wholesale sales.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on IPL’s electric margins.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2007	2006	Change	2007	2006	Change
Residential	$99.2	$96.7	3%	8,379	7,453	12%
Commercial	53.2	54.6	(3%)	4,995	4,582	9%
Industrial	10.5	9.9	6%	1,199	979	22%
Retail subtotal	162.9	161.2	1%	14,573	13,014	12%
Interdepartmental	0.6	0.3	100%	68	22	209%
Transportation/other	3.0	5.9	(49%)	9,053	8,371	8%
Total revenues/sales	166.5	167.4	(1%)	23,694	21,407	11%
Cost of gas sold	127.7	131.1	(3%)
Margins	$38.8	$36.3	7%

First Quarter 2007 vs. 2006 Summary - Gas margins increased $3 million, or 7%, primarily due to higher energy conservation revenues and an increase in weather-normalized retail sales volumes. The increase in weather-normalized retail sales volumes was largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period. These increases were partially offset by the net impacts of weather conditions and IPL’s weather hedging activities. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions - Estimated decreases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2007	2006
Weather impacts on retail demand compared to normal weather	$1	($3)
Gains (losses) from weather derivatives (a)	(1)	3
Net weather impact	$--	$--

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for IPL’s HDD data.

Transportation/Other Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Transportation/other Sales” for discussion of the impact of IPL’s sale of its Illinois gas distribution properties in February 2007 on its transportation/other sales.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” and “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries” for information relating to utility fuel and natural gas cost recovery.

Steam and Other Revenues - Steam and other revenues decreased $2 million primarily due to lower steam and third party commodity sales at IPL resulting from contracts that ended in 2006. Changes in steam and other revenues were largely offset by changes in other operation and maintenance expenses.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $1 million primarily due to $7 million of incremental expenses associated with the winter storms in the first quarter of 2007 and $3 million of higher energy conservation expenses. These increases were substantially offset by $3 million of lower incentive-related compensation expenses, $3 million of lower steam generation expenses and $3 million of lower pension and postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006. Refer to “Alliant Energy Results of Operations - Utility Other Operation and Maintenance Expenses - 2007 Winter Storms in IPL’s Service Territory” for additional details of the financial impacts of the winter storms.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $3 million largely due to $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense decreased $1 million primarily due to the use of proceeds from the DAEC sale in the first quarter of 2006 to retire short-term debt.

Income Taxes - The effective income tax rates were 36.3% and 21.1% for the first quarter of 2007 and 2006, respectively. The increased effective tax rate was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC and increased state income taxes. These increases were partially offset by changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

WPL RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock increased $2 million primarily due to higher electric margins, partially offset by higher operating expenses.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2007	2006	Change	2007	2006	Change
Residential	$102.4	$89.6	14%	944	879	7%
Commercial	52.9	46.6	14%	576	535	8%
Industrial	76.8	71.5	7%	1,174	1,135	3%
Retail subtotal	232.1	207.7	12%	2,694	2,549	6%
Sales for resale:
Wholesale	34.0	38.4	(11%)	741	789	(6%)
Bulk power and other	4.9	1.4	250%	299	113	165%
Other	4.2	7.6	(45%)	21	18	17%
Total revenues/sales	275.2	255.1	8%	3,755	3,469	8%
Electric production fuel and
purchased power expense	157.6	147.0	7%
Margins	$117.6	$108.1	9%

First Quarter 2007 vs. 2006 Summary - Electric margins increased $10 million, or 9%, primarily due to the impact of WPL’s 2007 retail base rate increase, which began in January 2007, and an increase in weather-normalized retail sales volumes. The impact of WPL’s 2007 retail base rate increase resulted in an over-recovery of retail fuel-related costs during the first quarter of 2007 which is discussed in more detail in “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries.” The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2007	2006
Weather impacts on demand compared to normal weather	$--	($1)
Gains from weather derivatives (a)	--	1
Net weather impact	$--	$--

(a) Recorded in “Other” revenues in the above table.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impacts of WPL’s sale of its Illinois electric distribution properties in February 2007 on its wholesale sales.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on WPL’s electric margins.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2007	2006	Change	2007	2006	Change
Residential	$71.4	$67.8	5%	5,765	5,103	13%
Commercial	40.0	39.2	2%	3,841	3,346	15%
Industrial	5.1	4.2	21%	528	390	35%
Retail subtotal	116.5	111.2	5%	10,134	8,839	15%
Interdepartmental	3.3	4.4	(25%)	435	250	74%
Transportation/other	2.0	7.1	(72%)	7,407	5,699	30%
Total revenues/sales	121.8	122.7	(1%)	17,976	14,788	22%
Cost of gas sold	84.2	85.2	(1%)
Margins	$37.6	$37.5	--

First Quarter 2007 vs. 2006 Summary - Gas margins were unchanged primarily due to an increase in weather-normalized retail sales volumes being offset by $3 million of lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and shareowners) and the net impacts of weather conditions and WPL’s weather hedging activities. The increase in weather-normalized retail sales volumes was largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Impacts of Weather Conditions - Estimated decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2007	2006
Weather impacts on retail demand compared to normal weather	$--	($3)
Gains (losses) from weather derivatives (a)	(1)	3
Net weather impact	($1)	$--

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for WPL’s HDD data.

Transportation/Other Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Transportation/other Sales” for discussion of the impact of WPL’s sale of its Illinois gas distribution properties in February 2007 on its transportation/other sales.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Performance-based Gas Commodity Recovery Program” for discussion of the impact of this program on WPL gas margins. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” and “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries” for information relating to utility fuel and natural gas cost recovery.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $7 million primarily due to a $4 million regulatory-related charge in the first quarter of 2007, $2 million of higher amortizations of deferred costs that are being recovered in rates effective with WPL’s 2007 retail base rate increase, $2 million of higher transmission and distribution expenses and increases in other administrative and general expenses. These increases were partially offset by $2 million of lower pension and postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006 and $1 million of lower incentive-related compensation expenses.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Income Taxes - The effective income tax rates were 33.6% and 37.5% for the first quarter of 2007 and 2006, respectively. The decreased effective income tax rate was primarily due to lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below.

Liquidity Position - At March 31, 2007, Alliant Energy and its subsidiaries had $537 million of available capacity under their revolving credit facilities and $110 million of cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capitalization structures at March 31, 2007 were as follows (dollars in millions):

	Alliant Energy
Financial Capitalization Structure	(Consolidated)		IPL		WPL
Common equity	$2,563.9	58.7%	$1,156.1	50.9%	$1,121.0	69.0%
Preferred equity	243.8	5.6%	183.8	8.1%	60.0	3.7%
Long-term debt (incl. current maturities)	1,457.0	33.4%	868.6	38.3%	403.6	24.8%
Short-term debt	102.2	2.3%	61.8	2.7%	40.4	2.5%
	$4,366.9	100.0%	$2,270.3	100.0%	$1,625.0	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2007	2006	2007	2006	2007	2006
Operating activities	$171.7	$56.7	$79.6	$46.6	$131.0	$96.5
Investing activities	(45.1)	442.0	(61.1)	288.5	(3.0)	(90.5)
Financing activities	(281.6)	(653.5)	(16.8)	(335.8)	(124.7)	(6.0)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - Alliant Energy’s cash flows from operating activities increased $115 million primarily due to lower pension plan contributions and changes in working capital caused largely by the timing of vendor payments and changes in cash collateral requirements for derivative contracts. These increases were partially offset by changes in the level of accounts receivable sold and higher incentive-related compensation payments. IPL’s cash flows from operating activities increased $33 million primarily due to lower pension plan contributions and changes in cash collateral requirements for derivative contracts. These increases were partially offset by changes in the level of accounts receivable sold and income tax refunds received in the first quarter of 2006. WPL’s cash flows from operating activities increased $35 million primarily due to changes in cash collateral requirements for derivative contracts and lower income tax payments.

Sale of Accounts Receivable - Refer to Note 3 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of recent changes to IPL’s sale of accounts receivable program.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - Alliant Energy’s cash flows from investing activities decreased $487 million primarily due to lower proceeds received from asset sales and higher construction expenditures. These decreases were partially offset by funds deposited with a trustee in the first quarter of 2006 to retire WPL’s remaining first mortgage bonds. IPL’s cash flows from investing activities decreased $350 million primarily due to proceeds from the sale of its interest in DAEC in the first quarter of 2006, higher construction expenditures related to the winter storm restoration activities in the first quarter of 2007 and expenditures for purchases of emission allowances in the first quarter of 2007. These decreases were partially offset by proceeds from the sale of its Illinois properties in the first quarter of 2007. WPL’s cash flows used for investing activities decreased $88 million primarily due to funds deposited with a trustee in the first quarter of 2006 to retire its remaining first mortgage bonds, proceeds from the sale of its Illinois properties in the first quarter of 2007 and lower construction expenditures.

Construction and Acquisition Expenditures - Alliant Energy and IPL currently anticipate construction and acquisition expenditures for 2007 of $580 million and $335 million, respectively, reflecting increases of $45 million for both from estimates provided earlier in 2007. The increases were due to incremental capital expenditures related to the winter storms in IPL’s service territory.

Proceeds from Asset Sales - Proceeds from asset sales have been and will be used primarily for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. Refer to “Strategic Overview” for discussion of Alliant Energy’s recent asset divesture activities.

Cash Flows Used For Continuing Financing Activities -

Historical Changes in Cash Flows Used For Continuing Financing Activities - Alliant Energy’s cash flows used for financing activities decreased $372 million primarily due to changes in the amount of debt issued and retired, including decreased debt premiums, and the retirement of a capital lease obligation in the first quarter of 2006. These decreases were partially offset by common stock repurchases in the first quarter of 2007. IPL’s cash flows used for financing activities decreased $319 million primarily due to changes in the amount of short-term debt issued and retired, lower common stock dividends and the retirement of a capital lease obligation in the first quarter of 2006. Such variances were largely due to IPL’s sale of its interest in DAEC, including the application of the proceeds in the first quarter of 2006. WPL’s cash flows used for financing activities increased $119 million primarily due to changes in the amount of debt issued and retired.

Shelf Registrations - As of March 31, 2007, Alliant Energy, IPL and WPL had $208 million, $250 million and $200 million remaining available under their respective shelf registration statements.

Common Stock Issuances - Refer to Notes 5(b) and 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of common stock issuances, primarily under its equity plans for employees.

Common Stock Repurchase Program - Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Part II Other Information - Item 2 Unregistered Sales of Equity Securities and Use of Proceeds” for discussion of Alliant Energy’s common stock repurchase program, which has been and is expected to be funded primarily from available and anticipated cash balances.

Short- and Long-term Debt - Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on short- and long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K. Refer to Notes 3 and 10(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding changes to IPL’s sale of accounts receivable program and several guarantees and indemnifications outstanding related to Alliant Energy’s recent divestiture activities, respectively.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except for the items described in Notes 7, 10(a) and 10(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates and equity prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2006 and such market risks have not changed materially from those reported in the 2006 Form 10-K.

New Accounting Pronouncements - Refer to Note 1(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2006 and such policies have not changed materially from the items reported in the 2006 10-K, except for the item reported below and recent developments regarding the strategic alternatives for Resources’ natural gas-fired generating facility in Neenah, Wisconsin which are described in “Strategic Overview - Utility Generation Plan.”

Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Alliant Energy’s evaluation of its uncertain tax positions requires a thorough review and analysis of all material tax positions and an assessment of the probability of sustaining the tax benefit. Significant changes in these assessments could have a material impact on Alliant Energy’s financial condition and results of operations. Refer to Notes 1(g) and 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details regarding FIN 48.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and such considerations have not changed materially from the items reported in the 2006 Form 10-K, except as described below.

IPL Service Territory Winter Storms - Refer to “Alliant Energy Results of Operations - Utility Other Operation and Maintenance Expenses - 2007 Winter Storms in IPL’s Service Territory” and Note 10(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of the impacts of winter storms in IPL’s service territory in late February 2007 on Alliant Energy’s and IPL’s financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended March 31, 2007 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2006. No material change to such risk factors has occurred during the three months ended March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2007 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan (b)	Under the Plan (a) (b)
Jan. 1 to Jan. 31	15,003	$36.53	--	$95 million
Feb. 1 to Feb. 28	1,310,822	42.33	1,308,400	239 million
March 1 to March 31	2,087,043	43.10	2,054,263	151 million
Total	3,412,868	42.78	3,362,663

(a)

Includes 10,560, 2,422 and 9,788 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 28, and March 1 to March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP or the DDCP, which currently do not have expiration dates. Also includes 4,443 and 22,992 shares of Alliant Energy common stock for Jan. 1 to Jan. 31 and March 1 to March 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

(b)

On Aug. 3, 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In 2006, Alliant Energy repurchased 2.9 million shares of its common stock on the open market for $105 million. On Feb. 8, 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. These authorizations expire on Dec. 31, 2007.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

2.1	Asset Sale Agreement, dated Jan. 18, 2007, between IPL and ITC Midwest LLC (incorporated by reference to Exhibit 2.1 to Alliant Energy’s Form 8-K, dated Jan. 18, 2007 (File No. 1-9894))
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of May 2007.

ALLIANT ENERGY CORPORATION

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)