Form 10-Q
period 2007-09-30
WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO
filed 2007-11-02
CIK 107832, 352541, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Interstate Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of October 31, 2007:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,315,565 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2007		2006		2007		2006

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$733.5		$747.7		$1,852.5		$1,890.4
Gas	56.3		68.0		438.6		441.6
Other	16.2		15.9		49.6		53.2
Non-regulated	101.3		58.8		225.5		132.9

	907.3		890.4		2,566.2		2,518.1

Operating expenses:
Utility:
Electric production fuel and purchased power	343.8		400.4		917.0		993.6
Cost of gas sold	31.7		36.3		304.5		300.3
Other operation and maintenance	152.2		144.7		459.1		450.4
Non-regulated operation and maintenance	83.9		47.6		185.3		109.3
Depreciation and amortization	65.3		64.4		197.3		195.9
Taxes other than income taxes	26.8		26.5		81.6		80.4

	703.7		719.9		2,144.8		2,129.9

Operating income	203.6		170.5		421.4		388.2

Interest expense and other:
Interest expense	29.0		33.2		86.3		107.6
Loss on early extinguishment of debt	-		-		-		90.8
Equity income from unconsolidated investments	(7.2)		(12.3)		(21.7)		(35.4)
Allowance for funds used during construction	(2.1)		(2.4)		(5.5)		(7.0)
Preferred dividend requirements of subsidiaries	4.6		4.6		14.0		14.0
Interest income and other	(2.1)		9.7		(13.0)		(12.2)

	22.2		32.8		60.1		157.8

Income from continuing operations before income taxes	181.4		137.7		361.3		230.4

Income taxes	65.2		49.9		134.9		83.4

Income from continuing operations	116.2		87.8		226.4		147.0

Income (loss) from discontinued operations, net of tax	3.4		(9.0)		5.7		(24.4)

Net income	$119.6		$78.8		$232.1		$122.6

Weighted average number of common shares
outstanding (basic) (000s)	110,	881	117,	110	113,	026	117,	151

Earnings per weighted average common share (basic):
Income from continuing operations	$1.05		$0.75		$2.00		$1.26
Income (loss) from discontinued operations	0.03		(0.08)		0.05		(0.21)

Net income	$1.08		$0.67		$2.05		$1.05

Weighted average number of common shares
outstanding (diluted) (000s)	111,	056	117,	498	113,	279	117,	526

Earnings per weighted average common share (diluted):
Income from continuing operations	$1.05		$0.75		$2.00		$1.25
Income (loss) from discontinued operations	0.03		(0.08)		0.05		(0.21)

Net income	$1.08		$0.67		$2.05		$1.04

Dividends declared per common share	$0.3175		$0.2875		$0.9525		$0.8625

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,283.4	$6,079.7
Gas plant in service	714.4	696.7
Other plant in service	463.8	459.1
Accumulated depreciation	(2,906.1)	(2,811.6)

Net plant	4,555.5	4,423.9
Construction work in progress	185.6	153.2
Other, less accumulated depreciation (accum. depr.)	4.4	4.4

Total utility	4,745.5	4,581.5

Non-regulated and other:
Non-regulated Generation, less accum. depr.	243.3	252.2
Other non-regulated investments, less accum. depr.	66.9	69.2
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	33.8	42.0

Total non-regulated and other	344.0	363.4

	5,089.5	4,944.9

Current assets:
Cash and cash equivalents	108.1	265.2
Accounts receivable:
Customer, less allowance for doubtful accounts	229.9	127.4
Unbilled utility revenues	107.9	120.5
Other, less allowance for doubtful accounts	44.3	101.9
Production fuel, at weighted average cost	92.5	73.2
Materials and supplies, at weighted average cost	50.4	42.2
Gas stored underground, at weighted average cost	74.0	63.9
Regulatory assets	63.0	133.7
Assets held for sale	-	124.6
Other	79.8	121.2

	849.9	1,173.8

Investments:
Investment in American Transmission Company LLC	170.7	166.2
Other	63.8	61.7

	234.5	227.9

Other assets:
Regulatory assets	520.4	508.7
Deferred charges and other	232.9	228.8

	753.3	737.5

Total assets	$6,927.2	$7,084.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,315,604 and 116,126,599 shares	$1.1	$1.2
Additional paid-in capital	1,481.1	1,743.0
Retained earnings	1,047.0	923.6
Accumulated other comprehensive loss	(8.8)	(8.7)
Shares in deferred compensation trust - 290,918 and 276,995 shares
at a weighted average cost of $29.52 and $28.15 per share	(8.6)	(7.8)

Total common equity	2,511.8	2,651.3

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,593.9	1,323.3

	4,349.5	4,218.4

Current liabilities:
Current maturities	1.2	194.6
Commercial paper	159.8	178.8
Accounts payable	298.4	296.6
Regulatory liabilities	38.0	67.8
Accrued taxes	78.3	94.2
Derivative liabilities	34.7	88.0
Liabilities held for sale	-	11.4
Other	143.9	170.7

	754.3	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	770.8	758.3
Regulatory liabilities	618.6	608.8
Pension and other benefit obligations	209.6	198.6
Other	219.8	193.0

	1,818.8	1,758.7

Minority interest	4.6	4.9

Total capitalization and liabilities	$6,927.2	$7,084.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,
	2007	2006

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income	$232.1	$122.6
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(5.7)	24.4
Depreciation and amortization	197.3	195.9
Other amortizations	35.2	33.2
Deferred tax expense and investment tax credits	41.9	78.7
Equity income from unconsolidated investments, net	(21.7)	(35.4)
Distributions from equity method investments	16.4	22.5
Loss on early extinguishment of debt	-	90.8
Other	(6.1)	(15.9)
Other changes in assets and liabilities:
Accounts receivable	42.7	52.9
Sale of utility accounts receivable	(75.0)	-
Production fuel	(19.3)	(14.9)
Gas stored underground	(10.1)	24.4
Regulatory assets	52.9	(46.1)
Derivative assets	3.1	18.5
Accounts payable	(6.2)	(105.9)
Accrued interest	(8.6)	(20.7)
Accrued taxes	5.2	(90.8)
Regulatory liabilities	(31.9)	(20.1)
Derivative liabilities	(53.7)	74.5
Pension and other benefit obligations	2.4	(52.5)
Other	(1.3)	8.9

Net cash flows from operating activities	389.6	345.0

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(353.6)	(239.5)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(17.5)	(24.1)
Purchases of emission allowances	(23.9)	-
Proceeds from asset sales	127.8	599.4
Changes in restricted cash	11.9	1.0
Purchases of securities within nuclear decommissioning trusts	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	(19.0)
Other	13.6	1.5

Net cash flows from (used for) investing activities	(241.7)	367.5

Cash flows used for financing activities:
Common stock dividends	(108.2)	(101.2)
Repurchase of common stock	(296.7)	(105.1)
Proceeds from issuance of common stock	32.9	48.2
Proceeds from issuance of long-term debt	300.0	39.1
Reductions in long-term debt	(221.5)	(402.2)
Net change in short-term borrowings	(19.0)	(156.7)
Debt repayment premiums	-	(83.0)
Principal payments under capital lease obligations	-	(40.2)
Net change in loans with discontinued operations	(11.8)	(10.5)
Other	19.3	13.7

Net cash flows used for financing activities	(305.0)	(797.9)

Net decrease in cash and cash equivalents	(157.1)	(85.4)
Cash and cash equivalents at beginning of period	265.2	205.3

Cash and cash equivalents at end of period	$108.1	$119.9

Discontinued Operations:
Net cash flows used for operating activities	($11.7)	($12.0)
Net cash flows from (used for) investing activities	0.1	(2.8)
Net cash flows from financing activities	10.8	8.4

Net decrease in cash and cash equivalents	(0.8)	(6.4)
Cash and cash equivalents classified as held for sale at beginning of period	0.8	10.7

Cash and cash equivalents classified as held for sale at end of period	$-	$4.3

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2007 and 2006, the condensed consolidated financial position at Sep. 30, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2007 and 2006 have been made. Results for the three and nine months ended Sep. 30, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Liabilities -

Derivatives - IPL and WPL generally record regulatory assets or liabilities to offset the changes in fair value of derivatives. Refer to Note 10(a) for information regarding the fair value of derivatives at Sep. 30, 2007 and Dec. 31, 2006.

Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - IPL and WPL have incurred expenditures required for the planning and siting (commonly referred to as pre-certification or pre-construction costs) of certain proposed base-load, clean air compliance and wind projects. At Sep. 30, 2007 and Dec. 31, 2006, the cumulative costs for these projects were recorded in “Other assets - regulatory assets” as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006
IPL’s base-load project (a)	$12.9	$1.0	$12.9	$1.0	$--	$--
WPL’s base-load project (b)	12.5	6.7	--	--	12.5	6.7
Clean air compliance projects	6.3	0.8	3.5	0.6	2.8	0.2
Wind projects	3.0	0.9	1.7	0.2	1.3	0.7
	$34.7	$9.4	$18.1	$1.8	$16.6	$7.6

(a)	IPL’s proposed 649 megawatt (MW) coal-fired electric generating facility, which IPL expects to be in service in 2013 with a preferred location in Marshalltown, Iowa.
(b)	WPL’s proposed 300 MW coal-fired electric generating facility, which WPL expects to be in service in 2013 with a preferred location in Cassville, Wisconsin.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months
	2007	2006	2007	2006
Weighted average common shares outstanding:
Basic EPS calculation	110,881	117,110	113,026	117,151
Effect of dilutive securities	175	388	253	375
Diluted EPS calculation	111,056	117,498	113,279	117,526

(d) Restricted Cash - For the nine months ended Sep. 30, 2007, Alliant Energy’s non-current restricted cash decreased $12 million, largely due to the retirement of Alliant Energy Neenah, LLC’s (Neenah’s) remaining borrowings under its credit facility in March 2007. Refer to Note 8(b) for details of Neenah’s debt retirement.

(e) Utility Fuel Cost Recovery - In January 2007, the Public Service Commission of Wisconsin (PSCW) approved WPL’s 2007 retail rate order, which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers. In January 2007, the PSCW also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers. In October 2007, the PSCW issued an order providing WPL the option to choose to utilize a modified gas performance incentive sharing mechanism or switch to a modified one-for-one pass through of gas costs to retail customers using benchmarks. WPL evaluated the alternatives and chose to implement the modified one-for-one pass through of gas costs. This change was effective Nov. 1, 2007.

(f) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Interest income:
From loans to discontinued operations	$--	($1.4)	($1.4)	($6.3)
Other	(2.1)	(3.1)	(7.9)	(11.1)
Currency transaction losses, net	--	14.1	0.1	0.3
Loss on sale of Brazil investments	--	--	--	4.8
Losses (gains) on other investment sales, net	--	--	(3.8)	0.5
Other	--	0.1	--	(0.4)
	($2.1)	$9.7	($13.0)	($12.2)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	2007	2006
Cash paid during the period for:
Interest, net of capitalized interest	$92.8	$124.4
Income taxes, net of refunds	75.4	89.3
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	5.0	--
Debt assumed by buyer of China generating facilities	--	13.7

(g) New Accounting Pronouncements - In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. (FIN) 39, Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. Alliant Energy, IPL and WPL are required to adopt FSP FIN 39-1 on Jan. 1, 2008 and must apply it retroactively to all financial statements presented, unless it is impracticable to do so. Alliant Energy, IPL and WPL do not expect FSP FIN 39-1 to have a material impact on their results of operations or cash flows and are currently evaluating the impact that FSP FIN 39-1 may have on their financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL are required to adopt SFAS 159 on Jan. 1, 2008 and are evaluating the implications of SFAS 159 on their financial condition and results of operations.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note 5 for additional details of the impacts of the adoption by Alliant Energy, IPL and WPL of FIN 48 on Jan. 1, 2007.

(2) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Net income	$119.6	$78.8	$232.1	$122.6
Unrealized gains (losses) on securities, net of tax	0.1	--	--	(0.4)
Foreign currency translation adjustments, net of tax	--	2.7	--	0.6
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	--	0.1	--	(51.7)
Net foreign currency translation adjustments	--	2.6	--	52.3
Pension and other postretirement benefits
amortizations, net of tax	0.1	--	0.4	--
Minimum pension liability adjustments, net of tax	--	--	--	13.0
Unrealized holding losses on qualifying
derivatives, net of tax	--	(0.2)	--	--
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	--	--	0.5	(0.2)
Net unrealized gains (losses) on qualifying derivatives	--	(0.2)	(0.5)	0.2
Other comprehensive income (loss)	0.2	2.4	(0.1)	65.1
Comprehensive income	$119.8	$81.2	$232.0	$187.7

(3) OPERATING LEASES

In April 2007, Alliant Energy extended its synthetic lease related to the financing of its corporate headquarters. At Sep. 30, 2007, future minimum operating lease payments for this synthetic lease, including the guaranteed residual value, were $0.7 million, $2.8 million, $2.8 million, $2.8 million, $2.8 million and $42.0 million for the remainder of 2007, 2008, 2009, 2010, 2011 and 2012, respectively. The entity that leases this asset to Alliant Energy does not meet the consolidation requirements under FIN 46R, “Consolidation of Variable Interest Entities,” and is not included on Alliant Energy’s Condensed Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of the building which is $41 million.

(4) SALES OF ACCOUNTS RECEIVABLE

In March 2007, IPL extended its utility accounts receivable sale program agreement through March 2012 and increased the maximum amount of receivables it can sell under the agreement to $300 million. At Sep. 30, 2007 and Dec. 31, 2006, IPL had sold in the aggregate $50 million and $125 million, respectively, of utility accounts receivable.

(5) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility rate making and certain non-deductible expenses. In addition, the provisions for income taxes for earnings from continuing operations for the three and nine months ended Sep. 30, 2007 included $5 million ($4 million at IPL) of income tax benefits recorded as a result of Alliant Energy reaching a settlement with the Internal Revenue Service (IRS) in the third quarter of 2007 related to the audit of its U.S. federal income tax returns for calendar years 1999 through 2001 and recording the impact of known adjustments for its tax returns for the calendar years 2002 through 2005. The income tax benefit was primarily related to interest impacts from the timing of mixed service costs tax deductions recognized in IPL’s tax returns for calendar years 1999 through 2001. Refer to Note 11(e) for additional information regarding IPL’s mixed service costs tax deductions. The provision for income taxes for earnings from continuing operations for the nine months ended Sep. 30, 2006 included $7 million ($7 million at IPL) of income tax benefits related to the sale of IPL’s interest in the Duane Arnold Energy Center (DAEC).

Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. Alliant Energy’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.5 million. The $0.5 million increase in the net liability for unrecognized tax benefits was recorded as a $28.4 million increase in other long-term liabilities, a $21.1 million decrease in accrued taxes, a $6.5 million decrease in deferred income taxes and a $0.3 million increase in non-current regulatory assets on Alliant Energy’s Condensed Consolidated Balance Sheet. At the date of adoption, Alliant Energy’s unrecognized tax benefits were $31.5 million including $11.9 million of unrecognized tax benefits that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations. At Sep. 30, 2007, Alliant Energy’s unrecognized tax benefits were $28.0 million including $11.9 million of unrecognized tax benefits that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations. The decrease in Alliant Energy’s unrecognized tax benefits during the nine months ended Sep. 30, 2007 was largely due to impacts of the settlement of the audit of its U.S. federal income tax returns for calendar years 1999 through 2001 in the third quarter of 2007.

Alliant Energy and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Alliant Energy has concluded all U.S. federal and state income tax matters for calendar years through 1998 and has reached settlement with the IRS regarding the audit of its U.S. federal income tax returns for calendar years 1999 through 2001. The IRS is currently auditing Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004.

During the 12 months ending Sep. 30, 2008, statutes of limitations will expire for Alliant Energy’s tax returns in multiple state jurisdictions. Alliant Energy does not anticipate any significant changes to its unrecognized tax benefits for these events.

Alliant Energy recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At Sep. 30, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $2.5 million and $3.0 million, respectively. There were no penalties accrued by Alliant Energy as of Sep. 30, 2007 or Jan. 1, 2007.

Refer to Note 11(h) for discussion of a tax contingency related to capital losses from Alliant Energy’s former Brazil investments.

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$5.0	$5.3	$15.0	$16.9	$2.1	$2.5	$6.2	$7.8
Interest cost	12.6	12.4	37.8	37.4	3.4	3.4	10.3	10.5
Expected return on plan assets	(16.7)	(14.4)	(50.0)	(43.3)	(1.9)	(1.9)	(5.7)	(5.6)
Amortization of:
Transition obligation (asset)	--	--	--	(0.1)	--	0.3	0.1	1.0
Prior service cost (credit)	0.8	0.8	2.3	2.4	(0.9)	(0.5)	(2.8)	(1.3)
Actuarial loss	2.2	3.0	6.7	9.3	1.0	1.0	3.1	3.2
Settlement loss	--	--	2.1	--	--	--	--	--
Income statement impacts	3.9	7.1	13.9	22.6	3.7	4.8	11.2	15.6
DAEC curtailment loss (gain)	--	--	--	0.7	--	--	--	(0.3)
DAEC settlement gain, net	--	--	--	(5.4)	--	--	--	(4.1)
	$3.9	$7.1	$13.9	$17.9	$3.7	$4.8	$11.2	$11.2

In the above table, the settlement loss of $2.1 million for the nine months ended Sep. 30, 2007 related to payments made to a retired executive.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2007 will be $0, $8 million and $15 million, respectively, of which $0, $7 million and $12 million, respectively, have been contributed through Sep. 30, 2007.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Three Months Ended Sep. 30:
Share-based compensation expense	$1.3	$2.2	$0.7	$1.2	$0.5	$0.9
Income tax benefits	0.5	0.8	0.3	0.5	0.2	0.4

Nine Months Ended Sep. 30:
Share-based compensation expense	$5.6	$10.7	$2.9	$5.4	$2.1	$4.0
Income tax benefits	2.2	4.0	1.1	2.2	0.8	1.6

As of Sep. 30, 2007, total unrecognized compensation cost related to all share-based compensation awards was $9.4 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates future payouts of its performance shares to be in the form of cash; therefore, performance shares were accounted for as liability awards at Sep. 30, 2007 and Dec. 31, 2006. A summary of the performance shares activity for the nine months ended Sep. 30 was as follows:

	2007	2006
	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	277,530	380,168
Granted	58,669	122,166
Vested	(104,074)	(133,552)
Forfeited	(10,291)	(91,252)
Nonvested shares at Sep. 30	221,834	277,530
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at Sep. 30, 2007, by year of grant, was as follows:

	2007	2006	2005
Nonvested performance shares	58,669	84,633	78,532
Alliant Energy common stock closing price on Sep. 28, 2007	$38.32	$38.32	$38.32
Estimated payout percentage based on anticipated performance	107%	150%	144%
Fair values of each nonvested performance share	$40.86	$57.53	$55.09

At Sep. 30, 2007, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2007 and 2006, Alliant Energy paid out $5.9 million and $6.5 million, respectively, in a combination of cash and common stock related to performance shares.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the nine months ended Sep. 30 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	182,886	$27.89	166,624	$27.11
Granted	42,600	36.71	45,375	29.90
Vested	(52,679)	25.94	(24,038)	26.40
Forfeited	(3,000)	33.05	(3,125)	27.59
Nonvested shares at Sep. 30	169,807	30.61	184,836	27.88

The weighted average fair value of time-based restricted stock granted during the three months ended Sep. 30, 2007 and 2006 was $38.98 and $35.06, respectively.

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the nine months ended Sep. 30 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	149,563	$28.12	70,489	$28.04
Granted during first quarter	58,669	37.94	79,074	28.19
Vested	(58,015)	28.04	--	--
Forfeited	(14,869)	28.06	--	--
Nonvested shares at Sep. 30	135,348	32.42	149,563	28.12

Non-qualified Stock Options - A summary of the stock option activity for the nine months ended Sep. 30 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1	1,768,236	$27.70	3,663,813	$27.08
Exercised	(1,181,104)	27.89	(1,806,183)	26.34
Expired	--	--	(41,650)	30.75
Outstanding at Sep. 30	587,132	27.32	1,815,980	27.74
Exercisable at Sep. 30	587,132	27.32	1,713,156	27.90

The weighted average remaining contractual term for options outstanding and exercisable at Sep. 30, 2007 was 4 years. The aggregate intrinsic value of options outstanding and exercisable at Sep. 30, 2007 was $6.5 million.

Other information related to stock option activity for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Cash received from stock options exercised	$0.3	$35.5	$32.9	$47.6
Aggregate intrinsic value of stock options exercised	0.2	11.6	15.7	14.9
Income tax benefit from the exercise of stock options	0.1	4.7	6.4	6.0
Total fair value of stock options vested during period	--	--	0.4	1.3

(7) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the nine months ended Sep. 30, 2007 was as follows:

Shares outstanding at Jan. 1, 2007	116,126,599
Share repurchase program (a)	(7,043,474)
Equity incentive plans (Note 6(b))	1,273,145
Other (b)	(40,666)
Shares outstanding at Sep. 30, 2007	110,315,604

(a)

In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In February 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. For the nine months ended Sep. 30, 2007, Alliant Energy repurchased 7.0 million shares of its common stock on the open market for $295 million. At Sep. 30, 2007, Alliant Energy had completed the entire $400 million share repurchase program previously authorized by its Board of Directors.

(b)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In the third quarter of 2007, WPL paid a special dividend of $100 million to Alliant Energy to realign WPL’s capital structure.

(8) DEBT

(a) Short-term Debt - In October 2007, Alliant Energy, IPL and WPL completed the re-syndication of their respective revolving credit facilities and extended the terms to November 2012. At Sep. 30, 2007, credit facility information was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$159.8	$--	$133.4	$26.4
Weighted average maturity	1 day	N/A	1 day	1 day
Interest rates	5.4-5.7%	N/A	5.7%	5.4%
Letters of credit outstanding	$11.0 (a)	$11.0 (a)	$--	$--
Available credit facility capacity	$479.2 (a)	$89.0 (a)	$166.6	$223.6

(a)

In March 2007, a $10.8 million letter of credit was issued under Alliant Energy’s credit agreement on behalf of Neenah. This letter of credit provides security for Neenah’s performance of its obligations under the purchased power agreement (PPA) with We Energies through May 2008. This letter of credit reduced Alliant Energy’s available borrowing capacity under its credit agreement.

(b) Long-term Debt - In August 2007, WPL issued $300.0 million of 6.375% debentures due 2037 and used the proceeds to repay short-term debt, to pay a $100.0 million common stock dividend to Alliant Energy to realign WPL’s capital structure and for working capital purposes. In June 2007, WPL repaid at maturity its $105.0 million, 7% debentures with proceeds from the issuance of short-term debt. In May 2007, IPL repaid at maturity its $55.0 million, 6.875% collateral trust bonds with proceeds from the issuance of short-term debt. In February 2007, IPL repaid at maturity the remaining $24.8 million of its 8% first mortgage bonds with proceeds from the issuance of short-term debt.

In March 2007, Neenah, Resources’ wholly-owned subsidiary, retired early the remaining $36.3 million of borrowings supported by its credit facility with available cash and restricted cash released upon the debt retirement. Refer to Note 1(d) for details of the decrease in Neenah’s restricted cash associated with this debt retirement.

Resources completed the following debt retirements during the nine months ended Sep. 30, 2006 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	of Debt
March 2006	9.75% senior notes due 2013	$275	$80.2
January 2006	7% senior notes due 2011	83	10.6
		$358	$90.8

(9) INVESTMENTS

Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
American Transmission Company LLC	($6.8)	($6.1)	($19.8)	($17.9)
TrustPower Ltd. (TrustPower) (a)	--	(5.4)	--	(10.8)
Brazil (b)	--	--	--	(3.4)
Other	(0.4)	(0.8)	(1.9)	(3.3)
	($7.2)	($12.3)	($21.7)	($35.4)

(a)	In December 2006, Alliant Energy completed the sale of its interest in Alliant Energy New Zealand Ltd. (AENZ), which owned its TrustPower investment.
(b)

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

(10) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities. At Sep. 30, 2007 and Dec. 31, 2006, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006
Current derivative assets	$3.8	$7.2	$1.0	$1.0	$2.8	$6.2
Non-current derivative assets	2.0	1.7	1.8	0.5	--	0.4
Current derivative liabilities	34.7	88.0	20.4	41.1	14.3	44.4
Non-current derivative liabilities	3.9	4.3	3.9	2.2	--	2.1

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for their respective natural gas-fired electric generating facilities and several swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers. During the nine months ended Sep. 30, 2007, changes in the terms of contracts and changes to the fair value of existing contracts caused by changes in natural gas prices resulted in decreases in current derivative liabilities. At Dec. 31, 2006, the counterparties to certain of these contracts required IPL and WPL to provide $27 million and $22 million of cash collateral, respectively, which collateral was primarily recorded in “Other accounts receivable” on the respective Condensed Consolidated Balance Sheets. At Sep. 30, 2007, the counterparties to these contracts did not require IPL or WPL to provide cash collateral due to the decreases in the value of the derivative liabilities during the nine months ended Sep. 30, 2007.

(b) Weather Derivatives - In October 2007, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2007 to March 31, 2008. Alliant Energy will receive/pay up to $3.6 million ($2.2 million for IPL and $1.4 million for WPL) from/to the counterparty in the first quarter of 2008 if actual HDD for November 2007 and December 2007 are less/greater than the HDD specified in the contracts. In addition, Alliant Energy will receive/pay up to $5.4 million ($3.2 million for IPL and $2.2 million for WPL) from/to the counterparty in the second quarter of 2008 if actual HDD for January 2008 through March 2008 are less/greater than the HDD specified in the contracts.

In the second quarter of 2007, Corporate Services, as agent for IPL and WPL, entered into separate non-exchange traded electric weather derivative agreements based on cooling degree days (CDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1, 2007 to Aug. 31, 2007. The actual CDD for the period June 1, 2007 to Aug. 31, 2007 compared to those specified in the contracts were lower for IPL and higher for WPL, resulting in Alliant Energy paying to the counterparties under the agreements a net $0.6 million (IPL receiving $1.4 million and WPL paying $2.0 million) in September 2007.

In 2006, IPL and WPL each entered into separate non-exchange traded swap agreements based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2006 to March 31, 2007. The actual HDD for the period Nov. 1, 2006 to Dec. 31, 2006 were lower than those specified in the contracts, resulting in Alliant Energy receiving from the counterparty the maximum amount under the agreements of $3.6 million ($2.2 million for IPL and $1.4 million for WPL) in January 2007. In addition, the actual HDD for the period Jan. 1, 2007 to March 31, 2007 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $4.4 million ($2.9 million for IPL and $1.5 million for WPL) in April 2007.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and nine months ended Sep. 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues
	Three Months		Nine Months		Three Months		Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Alliant Energy	($3.0)	($12.7)	($2.8)	($6.2)	$--	$--	($2.2)	$5.6
IPL	(0.9)	(8.6)	(0.3)	(4.3)	--	--	(1.2)	2.7
WPL	(2.1)	(4.1)	(2.5)	(1.9)	--	--	(1.0)	2.9

(11) COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - At Sep. 30, 2007, WPL had commitments of $81 million for 2008 related to the agreement it entered into during the second quarter of 2007 to purchase wind turbines for its wind farm project located in Fond du Lac County, Wisconsin.

(b) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into commodity supply, transportation and storage contracts. At Sep. 30, 2007, Alliant Energy’s minimum future commitments related to its utility business for purchased power (excluding operating leases), coal and natural gas were $1.9 billion, $320 million and $538 million, respectively.

Also, at Sep. 30, 2007, Alliant Energy’s other purchase obligations, which represent individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2007, were $47 million for the remainder of 2007, $11 million for 2008, $0 for 2009, $4 million for 2010, $0 for 2011 and $14 million thereafter. This excludes lease obligations which are included in Note 3.

(c) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Sep. 30, 2007. The terms of the indemnifications provided by Alliant Energy at Sep. 30, 2007 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$75 (a)	October 2007
Synfuel	Fourth quarter of 2005	33 (b)	None identified
Three generating facilities in China	First quarter of 2006	37	February 2009
DAEC	First quarter of 2006	30 (c)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
Water utility in South Beloit, Illinois	Third quarter of 2006	1 (d)	July 2008
New Zealand	Fourth quarter of 2006	317 (a)(e)	March 2012
Steam turbine equipment	Fourth quarter of 2006	5	December 2007
IPL electric and gas utility assets in Illinois	First quarter of 2007	4 (c)	February 2008
WPL electric and gas utility assets in Illinois	First quarter of 2007	3 (d)	February 2008
Mexico	Second quarter of 2007	20	June 2012

(a)	Based on exchange rates at Sep. 30, 2007
(b)	Indemnification maximum became fixed at $33 million following a change in ownership in the first quarter of 2007
(c)	Indemnification provided by IPL
(d)	Indemnification provided by WPL
(e)	Indemnification is limited to $317 million until December 2007 and will then be reduced to $159 million until March 2012

WPL also issued an indemnity to the buyer of the Kewaunee Nuclear Power Plant (Kewaunee) to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At Sep. 30, 2007, WPL had a $3 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of Sep. 30, 2007, the present value of the abandonment obligations is estimated at $9 million. Alliant Energy believes that no payments will be made under this guarantee.

(d) Environmental Liabilities -

Manufactured Gas Plants (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at eight and seven sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. IPL and WPL record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2007, related to the MGP sites. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $33 million ($27 million for IPL and $6 million for WPL) to $56 million ($48 million for IPL and $8 million for WPL).

Air Quality - In 2005, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR) and the Clean Air Mercury Rule (CAMR). These rules are expected to require emission control upgrades to existing electric generating units with greater than 25 MW capacity. CAIR will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa, Wisconsin and Minnesota) in the eastern U.S. and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. CAMR will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% when fully implemented.

In the second quarter of 2007, the Wisconsin Department of Natural Resources (DNR) approved rules for Reasonably Available Control Technology (RACT) to address provisions of the Federal ozone attainment plan submittal in Wisconsin. These RACT rules are expected to accelerate NOx emission reductions at WPL’s Edgewater Generating Station (Edgewater) beyond the CAIR requirements due to Edgewater’s location in Sheboygan County, which does not meet the current eight-hour ozone National Air Ambient Quality Standards. WPL is evaluating these RACT rules to develop an approach to meet the 2009 and 2013 compliance deadlines. In addition, WPL may be subject to proposed rules for Best Available Retrofit Technology (BART), which address provisions of Federal regional haze regulations and may require additional reductions of NOx and SO2 emissions beyond the CAIR requirements at WPL’s Edgewater, Columbia Energy Center (Columbia) and Nelson Dewey Generating Station (Nelson Dewey) facilities.

Alliant Energy believes that future capital investments and/or modifications to comply with these rules will be significant.

(e) Mixed Service Costs Tax Deduction - In 2002, IPL filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL had previously capitalized and depreciated such costs for tax purposes over the appropriate tax lives. In 2005, the IRS issued a revenue ruling which would effectively disallow a significant portion of the deduction initially claimed. The IRS challenged in an audit Alliant Energy’s treatment of mixed service costs prior to 2005. In the third quarter of 2007, Alliant Energy resolved this issue with the IRS for deductions included in its U.S. federal tax returns for calendar years 1999 through 2001 resulting in a modestly favorable impact on its and IPL’s financial condition and results of operations.

(f) Collective Bargaining Agreement - In May 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL.

(g) IPL Service Territory Winter Storms - In late February 2007, two major Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL completed its initial restoration efforts in early March 2007, and expects permanent repairs to the system to continue throughout 2007. IPL’s current estimate of the total cost of the storms, including an allocated portion of overheads, is approximately $56 million. IPL currently estimates total incremental costs related to the storms of approximately $45 million, including capital expenditures of approximately $39 million and operating expenses of approximately $6 million. For the nine months ended Sep. 30, 2007, IPL incurred $35 million of incremental capital expenditures and $6 million of incremental operating expenses related to its restoration and rebuilding efforts.

(h) Brazil Investment Capital Loss - The IRS is currently examining Alliant Energy’s tax returns for calendar years 2002 through 2004. As a result of its examination, the IRS notified Alliant Energy in the second quarter of 2007 that it is proposing to defer until 2006 $257 million of capital losses included in Alliant Energy’s 2002 tax return related to its former Brazil investments. Alliant Energy does not agree with the IRS’s position on this matter. Deferring these capital losses until 2006 could have a material adverse impact on Alliant Energy’s financial condition, results of operations and cash flows if Alliant Energy is unable to generate sufficient capital gains in the future to offset a 2006 capital loss within the statutory carryforward period expiring in 2011. Alliant Energy is not able to predict the ultimate outcome of this matter and is currently exploring options that could mitigate the potential adverse impact. This issue may remain unresolved for multiple years if litigation is necessary to resolve.

(12) SEGMENTS OF BUSINESS

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

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
	(in millions)
Three Months Ended Sep. 30, 2007
Operating revenues	$733.5	$56.3	$16.2	$806.0	$102.8	($1.5)	$907.3
Operating income (loss)	195.9	(4.7)	(0.7)	190.5	13.3	(0.2)	203.6
Income from continuing operations				106.6	8.4	1.2	116.2
Income from discontinued operations, net of tax				--	3.4	--	3.4
Net income				106.6	11.8	1.2	119.6

Three Months Ended Sep. 30, 2006
Operating revenues	$747.7	$68.0	$15.9	$831.6	$60.4	($1.6)	$890.4
Operating income (loss)	164.5	0.9	(2.7)	162.7	7.9	(0.1)	170.5
Income (loss) from continuing operations				85.9	(1.7)	3.6	87.8
Loss from discontinued operations, net of tax				--	(9.0)	--	(9.0)
Net income (loss)				85.9	(10.7)	3.6	78.8

Nine Months Ended Sep. 30, 2007
Operating revenues	$1,852.5	$438.6	$49.6	$2,340.7	$229.8	($4.3)	$2,566.2
Operating income (loss)	362.0	37.3	(5.1)	394.2	26.4	0.8	421.4
Income from continuing operations				203.6	17.8	5.0	226.4
Income from discontinued operations, net of tax				--	5.7	--	5.7
Net income				203.6	23.5	5.0	232.1

Nine Months Ended Sep. 30, 2006
Operating revenues	$1,890.4	$441.6	$53.2	$2,385.2	$137.9	($5.0)	$2,518.1
Operating income (loss)	337.7	40.4	(2.8)	375.3	12.7	0.2	388.2
Income (loss) from continuing operations				192.8	(54.2)	8.4	147.0
Loss from discontinued operations, net of tax				--	(24.4)	--	(24.4)
Net income (loss)				192.8	(78.6)	8.4	122.6

(13) OTHER INTANGIBLE ASSETS

Emission Allowances - In April 2007, WPL entered into a non-monetary exchange of SO2 emission allowances valued at $7.2 million. In January 2007, IPL purchased $23.9 million of SO2 emission allowances. In December 2006, IPL purchased and sold SO2 emission allowances and received net proceeds from the transactions of $25.4 million. The Iowa Utilities Board (IUB) authorized IPL to refund the $1.5 million of net proceeds from the December 2006 and January 2007 transactions to IPL customers through the energy adjustment clause and by making donations to community action agencies. These SO2 emission allowances were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006
SO2 emission allowances	$64	$33	$57	$33	$7	$--

At Sep. 30, 2007, estimated amortization expense for 2007 to 2011 for the SO2 emission allowances was as follows (in millions):

	2007	2008	2009	2010	2011
IPL	$--	$--	$15	$15	$5
WPL	--	--	5	2	--
	$--	$--	$20	$17	$5

(14) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2006 and 2007 by Alliant Energy and qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” before Sep. 30, 2007:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated
China	Completed in the fourth	Non-regulated
quarter of 2006 (a)
Mexico	Second quarter of 2007	Non-regulated
Utility businesses/assets:
IPL’s interest in DAEC	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
(a)	Of a total of 10 generating facilities in China, three were sold in 2005 and seven were sold in 2006.

Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Dec. 31, 2006. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these businesses/assets after the disposal transaction.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Operating revenues (excluding gains)	$--	$6.1	$--	$44.4
Operating expenses (excluding losses and valuation charges)	0.2	8.6	3.9	43.9
(Gains), losses and valuation charges, net:
Mexico business (a)	--	5.8	(10.7)	32.1
China business (b)	--	0.8	--	5.0
Other (c)	--	--	--	(7.0)
Interest expense and other:
Interest expense (d)	--	2.0	2.1	8.1
Interest income and other	--	(0.4)	(0.5)	0.3
Income (loss) before income taxes	(0.2)	(10.7)	5.2	(38.0)
Income tax benefit (e)	(3.6)	(1.7)	(0.5)	(13.6)
Income (loss) from discontinued operations, net of tax	$3.4	($9.0)	$5.7	($24.4)

(a)

In the second quarter of 2007, Alliant Energy recorded a $10.7 million pre-tax gain related to the sale of its Mexico business. The increase in the fair value during the second quarter of 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale. For the three and nine months ended Sep. 30, 2006, Alliant Energy recorded pre-tax, non-cash valuation charges of $5.8 million and $32.1 million, respectively, as a result of declines in the fair value of its Mexico business during these periods. The fair values in 2006 were estimated using updated market information from bids received from several potential buyers for the Mexico business.

(b)

In the second quarter of 2006, Alliant Energy recorded pre-tax valuation charges of $4.9 million to reflect updated estimates of the market value, less selling costs, of its remaining China generating facilities.

(c)	In the second quarter of 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems.
(d)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy allocated interest expense to its Mexico and China businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. The amount of interest expense allocated to its Mexico business was $1.5 million for the nine months ended Sep. 30, 2007 and $0.9 million and $3.4 million for the three and nine months ended Sep. 30, 2006, respectively. The amount of interest expense allocated to its China business was $0.5 million and $2.7 million for three and nine months ended Sep. 30, 2006, respectively.

(e)

In the third quarter of 2007, Alliant Energy effectively settled with the IRS the audit of its U.S. federal income tax returns for calendar years 1999 through 2001 and completed the filing of its U.S. federal income tax return for the calendar year 2006. As a result of these events, Alliant Energy recorded changes to its provision for income taxes including the recognition of $4 million of income tax benefits allocated to its discontinued operations in the third quarter of 2007 related to the operations of its former China and Mexico businesses.

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Dec. 31, 2006 was as follows (in millions):

Assets held for sale:
Property, plant and equipment, net	$106.9
Current assets (includes cash)	1.5
Other assets	16.2
Total assets held for sale	124.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	3.1
Long-term debt	2.9
Other long-term liabilities and deferred credits	5.4
Total liabilities held for sale	11.4
Net assets held for sale	$113.2

A summary of the components of cash flows for discontinued operations for the nine months ended Sep. 30 was as follows (in millions):

	2007	2006
Cash flows used for operating activities	($11.7)	($12.0)

Cash flows from (used for) investing activities	0.1	(2.8)

Cash flows used for financing activities (excluding intercompany cash flows)	(1.0)	(2.1)
Net change in loans with continuing operations	11.8	10.5
Net cash flows from financing activities	10.8	8.4

Net decrease in cash and cash equivalents	(0.8)	(6.4)
Cash and cash equivalents held for sale at beginning of period	0.8	10.7
Cash and cash equivalents held for sale at end of period	$--	$4.3

Supplemental cash flows information:
Cash paid during the period for:
Interest	$0.6	$1.6
Income taxes, net of refunds	$0.1	$0.3

In January 2007, Alliant Energy entered into an agreement to sell IPL’s electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at Sep. 30, 2007 or Dec. 31, 2006 due to uncertainties inherent in the regulatory approval process and other factors. Refer to Note 17 for further discussion of the proposed sale.

(15) ASSET RETIREMENT OBLIGATIONS

A reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Balance at Jan. 1	$38.8	$35.8	$27.4	$24.9	$11.4	$10.9
Accretion expense	1.6	1.6	1.1	1.1	0.5	0.5
Liabilities incurred	0.5	2.0	0.5	1.1	--	0.9
Revisions in estimated cash flows	0.1	--	--	--	0.1	--
Liabilities settled	--	(0.5)	--	--	--	(0.5)
Balance at Sep. 30	$41.0	$38.9	$29.0	$27.1	$12.0	$11.8

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) for the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs to determine whether the counterparties are variable interest entities per FIN 46R and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $27.7 million and $57.2 million for the three and nine months ended Sep. 30, 2007, and $27.5 million and $53.3 million for the three and nine months ended Sep. 30, 2006, respectively. WPL’s costs, excluding fuel costs, related to the RockGen PPA were $4.1 million and $11.9 million for the three and nine months ended Sep. 30, 2007, and $4.0 million and $11.7 million for the three and nine months ended Sep. 30, 2006, respectively.

(17) PROPOSED SALE OF IPL’S ELECTRIC TRANSMISSION ASSETS

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC), a wholly owned subsidiary of ITC Holdings Corporation (ITC Holdings), for approximately $750 million in cash. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and assumption by ITC of certain liabilities of IPL. Purchase price adjustments are expected to include, among others, the pro-ration of items as of the closing date including electric transmission-related property tax obligations, obligations relating to accrued and unused vacation earned for transferred employees during the calendar year of the closing date, other postretirement benefits for transferred employees relating to IPL’s retiree health care plans and other employee related contingent obligations. Pursuant to the agreement, ITC will acquire IPL’s transmission assets at 34.5-kilovolts and higher, including transmission lines, transmission substations, and associated land rights, contracts, permits and equipment. The transaction is subject to customary closing conditions and remaining approvals by various regulatory agencies, including the Minnesota Public Utilities Commission (MPUC), Illinois Commerce Commission (ICC) and Federal Energy Regulatory Commission (FERC).

In September 2007, the IUB allowed the transaction to proceed with certain conditions including: 1) upon closing of the transaction, IPL will establish a regulatory liability, which IPL will refund to its Iowa customers with payments of approximately $13 million per year for eight years beginning in the year IPL’s Iowa customers experience an increase in rates related to transmission charges assessed by ITC; and 2) if any material changes to the proposed transaction with ITC result from other regulatory approvals, the IUB reserves the right to determine if a new hearing would be required. During the IUB hearing process, IPL also committed it would not file for a common equity ratio in excess of 50% in its next electric rate proceeding filed in Iowa. In October 2007, the Office of Consumer Advocate in Iowa issued a petition seeking judicial review of the IUB’s decision to allow the transaction to proceed. IPL currently does not expect the judicial review to be successful or to delay the anticipated closing of the transaction. IPL cannot provide any assurances that the judicial review will be resolved in a timely or satisfactory manner. Assuming all appropriate state and federal regulatory approvals are received in accordance with anticipated timetables and satisfaction of other closing conditions, the transaction is expected to be concluded late in the fourth quarter of 2007. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL will qualify to pay taxes related to any gain on the sale over an eight-year period.

Based on the original purchase price of $750 million as specified in the definitive sale agreement, and without estimating any purchase price adjustments described above, IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million. Any after-tax gain realized from the transaction will be subject to the IUB’s and MPUC’s final determination of the amounts which may benefit customers, thus IPL is currently unable to determine if the sale will have a significant impact on its operating results. At Sep. 30, 2007, IPL’s estimated carrying value of the assets and liabilities included within the sale agreement were as follows (in millions):

Assets:		Liabilities:
Property, plant and equipment, net	$500	Current liabilities	$4
Other	3	Long-term regulatory and other liabilities	45
	$503		$49

As of Sep. 30, 2007 and Dec. 31, 2006, IPL’s assets and liabilities in the previous table did not meet the criteria to be classified as held for sale due to uncertainties inherent in the regulatory approval process and other factors.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC. Assuming the transaction closes, IPL will pay the regulated rates to ITC for transmission services needed to serve its customers.

(18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources (a wholly-owned subsidiary of Alliant Energy) and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Three Months Ended September 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$733.5	$-	$733.5
Gas	-	-	56.3	-	56.3
Other	-	-	16.2	-	16.2
Non-regulated	-	102.8	81.8	(83.3)	101.3

	-	102.8	887.8	(83.3)	907.3

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	343.8	-	343.8
Cost of gas sold	-	-	31.7	-	31.7
Other operation and maintenance	-	-	152.2	-	152.2
Non-regulated operation and maintenance	0.7	84.6	74.4	(75.8)	83.9
Depreciation and amortization	0.1	3.1	67.3	(5.2)	65.3
Taxes other than income taxes	-	1.8	27.4	(2.4)	26.8

	0.8	89.5	696.8	(83.4)	703.7

Operating income (loss)	(0.8)	13.3	191.0	0.1	203.6

Interest expense and other:
Interest expense	0.3	3.6	29.5	(4.4)	29.0
Equity income from unconsolidated investments	-	(0.2)	(7.0)	-	(7.2)
Allowance for funds used during construction	-	-	(2.2)	0.1	(2.1)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(119.5)	(4.5)	(0.6)	122.5	(2.1)

	(119.2)	(1.1)	24.3	118.2	22.2

Income from continuing operations before income taxes	118.4	14.4	166.7	(118.1)	181.4

Income tax expense (benefit)	(1.0)	6.0	60.1	0.1	65.2

Income from continuing operations	119.4	8.4	106.6	(118.2)	116.2

Income from discontinued operations, net of tax	-	3.4	-	-	3.4

Net income	$119.4	$11.8	$106.6	($118.2)	$119.6

Three Months Ended September 30, 2006
Operating revenues:
Utility:
Electric	$-	$-	$747.7	$-	$747.7
Gas	-	-	68.0	-	68.0
Other	-	-	15.9	-	15.9
Non-regulated	-	60.4	69.5	(71.1)	58.8

	-	60.4	901.1	(71.1)	890.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	400.4	-	400.4
Cost of gas sold	-	-	36.3	-	36.3
Other operation and maintenance	-	-	144.7	-	144.7
Non-regulated operation and maintenance	0.5	48.3	61.5	(62.7)	47.6
Depreciation and amortization	0.1	2.7	67.5	(5.9)	64.4
Taxes other than income taxes	-	1.5	27.7	(2.7)	26.5

	0.6	52.5	738.1	(71.3)	719.9

Operating income (loss)	(0.6)	7.9	163.0	0.2	170.5

Interest expense and other:
Interest expense	0.1	10.7	30.1	(7.7)	33.2
Equity income from unconsolidated investments	-	(5.1)	(7.2)	-	(12.3)
Allowance for funds used during construction	-	-	(2.4)	-	(2.4)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(80.0)	8.1	(1.1)	82.7	9.7

	(79.9)	13.7	24.0	75.0	32.8

Income (loss) from continuing operations before income taxes	79.3	(5.8)	139.0	(74.8)	137.7

Income tax expense (benefit)	0.7	(4.1)	53.1	0.2	49.9

Income (loss) from continuing operations	78.6	(1.7)	85.9	(75.0)	87.8

Loss from discontinued operations, net of tax	-	(9.0)	-	-	(9.0)

Net income (loss)	$78.6	($10.7)	$85.9	($75.0)	$78.8

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited) (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Nine Months Ended September 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$1,852.5	$-	$1,852.5
Gas	-	-	438.6	-	438.6
Other	-	-	49.6	-	49.6
Non-regulated	-	229.8	244.4	(248.7)	225.5

	-	229.8	2,585.1	(248.7)	2,566.2

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	917.0	-	917.0
Cost of gas sold	-	-	304.5	-	304.5
Other operation and maintenance	-	-	459.1	-	459.1
Non-regulated operation and maintenance	1.0	188.9	219.9	(224.5)	185.3
Depreciation and amortization	0.2	9.3	206.2	(18.4)	197.3
Taxes other than income taxes	-	5.2	81.7	(5.3)	81.6

	1.2	203.4	2,188.4	(248.2)	2,144.8

Operating income (loss)	(1.2)	26.4	396.7	(0.5)	421.4

Interest expense and other:
Interest expense	0.5	13.0	87.4	(14.6)	86.3
Equity income from unconsolidated investments	-	(0.9)	(20.8)	-	(21.7)
Allowance for funds used during construction	-	-	(5.8)	0.3	(5.5)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(233.3)	(18.0)	(1.9)	240.2	(13.0)

	(232.8)	(5.9)	72.9	225.9	60.1

Income from continuing operations before income taxes	231.6	32.3	323.8	(226.4)	361.3

Income taxes	-	14.5	120.2	0.2	134.9

Income from continuing operations	231.6	17.8	203.6	(226.6)	226.4

Income from discontinued operations, net of tax	-	5.7	-	-	5.7

Net income	$231.6	$23.5	$203.6	($226.6)	$232.1

Nine Months Ended September 30, 2006
Operating revenues:
Utility:
Electric	$-	$-	$1,890.4	$-	$1,890.4
Gas	-	-	441.6	-	441.6
Other	-	-	53.2	-	53.2
Non-regulated	-	137.9	223.2	(228.2)	132.9

	-	137.9	2,608.4	(228.2)	2,518.1

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	993.6	-	993.6
Cost of gas sold	-	-	300.3	-	300.3
Other operation and maintenance	-	-	450.4	-	450.4
Non-regulated operation and maintenance	1.4	112.8	199.2	(204.1)	109.3
Depreciation and amortization	0.1	7.9	206.2	(18.3)	195.9
Taxes other than income taxes	-	4.5	81.9	(6.0)	80.4

	1.5	125.2	2,231.6	(228.4)	2,129.9

Operating income (loss)	(1.5)	12.7	376.8	0.2	388.2

Interest expense and other:
Interest expense	0.2	35.9	91.9	(20.4)	107.6
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(15.0)	(20.4)	-	(35.4)
Allowance for funds used during construction	-	-	(7.1)	0.1	(7.0)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(125.9)	(16.0)	(3.9)	133.6	(12.2)

	(125.7)	95.7	74.5	113.3	157.8

Income (loss) from continuing operations before income taxes	124.2	(83.0)	302.3	(113.1)	230.4

Income tax expense (benefit)	2.2	(28.8)	109.5	0.5	83.4

Income (loss) from continuing operations	122.0	(54.2)	192.8	(113.6)	147.0

Loss from discontinued operations, net of tax	-	(24.4)	-	-	(24.4)

Net income (loss)	$122.0	($78.6)	$192.8	($113.6)	$122.6

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2007 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,283.4	$-	$6,283.4
Gas plant in service	-	-	714.4	-	714.4
Other plant in service	-	-	463.8	-	463.8
Accumulated depreciation	-	-	(2,906.1)	-	(2,906.1)
Leased Sheboygan Falls Energy Facility, net	-	-	109.4	(109.4)	-
Other, net	-	-	190.0	-	190.0

Total utility	-	-	4,854.9	(109.4)	4,745.5

Non-regulated and other, net	-	178.8	34.3	130.9	344.0

	-	178.8	4,889.2	21.5	5,089.5

Current assets:
Cash and cash equivalents	90.4	1.2	16.5	-	108.1
Production fuel, at weighted average cost	-	-	92.5	-	92.5
Regulatory assets	-	-	63.0	-	63.0
Other	11.8	142.3	604.9	(172.7)	586.3

	102.2	143.5	776.9	(172.7)	849.9

Investments:
Consolidated subsidiaries	2,441.1	-	-	(2,441.1)	-
Other	16.2	8.2	210.1	-	234.5

	2,457.3	8.2	210.1	(2,441.1)	234.5

Other assets	3.5	178.6	803.6	(232.4)	753.3

Total assets	$2,563.0	$509.1	$6,679.8	($2,824.7)	$6,927.2

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,482.2	$262.8	$1,542.6	($1,805.4)	$1,482.2
Retained earnings	1,045.4	(145.8)	790.4	(643.0)	1,047.0
Accumulated other comprehensive loss	(8.8)	(0.2)	(8.6)	8.8	(8.8)
Shares in deferred compensation trust	(8.6)	-	-	-	(8.6)

Total common equity	2,510.2	116.8	2,324.4	(2,439.6)	2,511.8

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	108.2	1,485.7	-	1,593.9

	2,510.2	225.0	4,053.9	(2,439.6)	4,349.5

Current liabilities:
Current maturities	-	1.2	-	-	1.2
Regulatory liabilities	-	-	38.0	-	38.0
Derivative liabilities	-	-	34.7	-	34.7
Other	40.7	91.1	722.4	(173.8)	680.4

	40.7	92.3	795.1	(173.8)	754.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(3.1)	155.5	617.3	1.1	770.8
Other	15.2	31.7	1,213.5	(212.4)	1,048.0

	12.1	187.2	1,830.8	(211.3)	1,818.8

Minority interest	-	4.6	-	-	4.6

Total capitalization and liabilities	$2,563.0	$509.1	$6,679.8	($2,824.7)	$6,927.2

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2006 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,079.7	$-	$6,079.7
Gas plant in service	-	-	696.7	-	696.7
Other plant in service	-	-	459.1	-	459.1
Accumulated depreciation	-	-	(2,811.6)	-	(2,811.6)
Leased Sheboygan Falls Energy Facility, net	-	-	114.0	(114.0)	-
Other, net	-	-	157.6	-	157.6

Total utility	-	-	4,695.5	(114.0)	4,581.5

Non-regulated and other, net	-	187.2	42.3	133.9	363.4

	-	187.2	4,737.8	19.9	4,944.9

Current assets:
Cash and cash equivalents	167.1	66.5	31.6	-	265.2
Production fuel, at weighted average cost	-	-	73.2	-	73.2
Regulatory assets	-	-	133.7	-	133.7
Assets held for sale	-	67.4	57.2	-	124.6
Other	113.5	90.6	576.2	(203.2)	577.1

	280.6	224.5	871.9	(203.2)	1,173.8

Investments:
Consolidated subsidiaries	2,361.8	-	-	(2,361.8)	-
Other	15.1	8.6	204.2	-	227.9

	2,376.9	8.6	204.2	(2,361.8)	227.9

Other assets	4.2	186.2	751.8	(204.7)	737.5

Total assets	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,744.2	$259.6	$1,442.3	($1,701.9)	$1,744.2
Retained earnings	922.5	(171.3)	840.1	(667.7)	923.6
Accumulated other comprehensive income (loss)	(8.7)	0.4	(9.1)	8.7	(8.7)
Shares in deferred compensation trust	(7.8)	-	-	-	(7.8)

Total common equity	2,650.2	88.7	2,273.3	(2,360.9)	2,651.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	136.2	1,187.1	-	1,323.3

	2,650.2	224.9	3,704.2	(2,360.9)	4,218.4

Current liabilities:
Current maturities	-	9.8	184.8	-	194.6
Regulatory liabilities	-	-	67.8	-	67.8
Derivative liabilities	-	2.5	85.5	-	88.0
Liabilities held for sale	-	5.2	6.2	-	11.4
Other	8.6	199.2	736.6	(204.1)	740.3

	8.6	216.7	1,080.9	(204.1)	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.7)	146.3	612.9	0.8	758.3
Other	4.6	13.7	1,167.7	(185.6)	1,000.4

	2.9	160.0	1,780.6	(184.8)	1,758.7

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2007	(in millions)
Continuing Operations:
Net cash flows from operating activities	$229.0	$33.5	$369.2	($242.1)	$389.6

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(356.1)	2.5	(353.6)
Alliant Energy Corporate Services, Inc.
and non-regulated businesses	-	(8.5)	(9.0)	-	(17.5)
Proceeds from asset sales	-	78.6	51.7	(2.5)	127.8
Other	(72.9)	12.0	(16.2)	78.7	1.6

Net cash flows from (used for) investing activities	(72.9)	82.1	(329.6)	78.7	(241.7)

Cash flows used for financing activities:
Common stock dividends	(108.2)	-	(250.8)	250.8	(108.2)
Repurchase of common stock	(296.7)	-	-	-	(296.7)
Proceeds from issuance of common stock	32.9	-	-	-	32.9
Proceeds from issuance of long-term debt	-	-	300.0	-	300.0
Reductions in long-term debt	-	(36.7)	(184.8)	-	(221.5)
Net change in short-term borrowings	139.7	(139.7)	(19.0)	-	(19.0)
Other	(0.5)	(4.5)	99.9	(87.4)	7.5

Net cash flows used for financing activities	(232.8)	(180.9)	(54.7)	163.4	(305.0)

Net decrease in cash and cash equivalents	(76.7)	(65.3)	(15.1)	-	(157.1)
Cash and cash equivalents at beginning of period	167.1	66.5	31.6	-	265.2

Cash and cash equivalents at end of period	$90.4	$1.2	$16.5	$-	$10	8.1

Discontinued Operations:
Net cash flows used for operating activities	$-	($11.7)	$-	$-	($11.7)
Net cash flows from investing activities	-	0.1	-	-	0.1
Net cash flows from financing activities	-	10.8	-	-	10.8

Net decrease in cash and cash equivalents	-	(0.8)	-	-	(0.8)
Cash and cash equivalents held for sale at beginning of period	-	0.8	-	-	0.8

Cash and cash equivalents held for sale at end of period	$-	$-	$-	$-	$-

Nine Months Ended September 30, 2006
Continuing Operations:
Net cash flows from (used for) operating activities	$129.8	($9.8)	$354.1	($129.1)	$345.0

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(239.5)	-	(239.5)
Alliant Energy Corporate Services, Inc.
and non-regulated businesses	-	(17.1)	(7.0)	-	(24.1)
Proceeds from asset sales	-	260.6	338.8	-	599.4
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Other	150.8	2.8	(27.9)	(145.7)	(20.0)

Net cash flows from investing activities	150.8	246.3	116.1	(145.7)	367.5

Cash flows used for financing activities:
Common stock dividends	(101.2)	-	(261.6)	261.6	(101.2)
Repurchase of common stock	(105.1)	-	-	-	(105.1)
Proceeds from issuance of common stock	48.2	-	-	-	48.2
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(362.8)	(39.4)	-	(402.2)
Net change in short-term borrowings	(212.8)	212.8	(156.7)	-	(156.7)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Other	-	(6.0)	(44.2)	13.2	(37.0)

Net cash flows used for financing activities	(370.9)	(239.0)	(462.8)	274.8	(797.9)

Net increase (decrease) in cash and cash equivalents	(90.3)	(2.5)	7.4	-	(85.4)
Cash and cash equivalents at beginning of period	160.4	12.6	32.3	-	205.3

Cash and cash equivalents at end of period	$70.1	$10.1	$39.7	$-	$119.9

Discontinued Operations:
Net cash flows used for operating activities	$-	($12.0)	$-	$-	($12.0)
Net cash flows used for investing activities	-	(2.8)	-	-	(2.8)
Net cash flows from financing activities	-	8.4	-	-	8.4

Net decrease in cash and cash equivalents	-	(6.4)	-	-	(6.4)
Cash and cash equivalents held for sale at beginning of period	-	10.7	-	-	10.7

Cash and cash equivalents held for sale at end of period	$-	$4.3	$-	$-	$4.3

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Nine Months Ended September 30, 2007
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.6	$3.6	$88.6	$-	$92.8
Income taxes, net of refunds	(7.0)	(33.5)	115.9	-	75.4
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	-	5.0	-	-	5.0
Nine Months Ended September 30, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.2	$37.0	$87.2	$-	$124.4
Income taxes, net of refunds	0.4	(20.4)	109.3	-	89.3
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	-	13.7	-	-	13.7

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

	(in millions)
Operating revenues:
Electric utility	$404.7	$413.2	$977.8	$1,039.5
Gas utility	30.5	36.7	252.1	250.7
Steam and other	13.2	13.3	42.3	44.4

	448.4	463.2	1,272.2	1,334.6

Operating expenses:
Electric production fuel and purchased power	152.2	182.5	403.9	477.4
Cost of gas sold	17.2	20.3	182.2	180.6
Other operation and maintenance	90.5	85.3	280.3	274.4
Depreciation and amortization	35.6	35.9	107.5	110.0
Taxes other than income taxes	14.8	15.3	46.3	46.8

	310.3	339.3	1,020.2	1,089.2

Operating income	138.1	123.9	252.0	245.4

Interest expense and other:
Interest expense	15.9	17.7	48.5	52.8
Allowance for funds used during construction	(1.4)	(1.5)	(4.0)	(4.3)
Interest income	(0.3)	(0.6)	(1.0)	(2.4)

	14.2	15.6	43.5	46.1

Income before income taxes	123.9	108.3	208.5	199.3

Income taxes	43.5	40.3	74.9	65.6

Net income	80.4	68.0	133.6	133.7

Preferred dividend requirements	3.8	3.8	11.5	11.5

Earnings available for common stock	$76.6	$64.2	$122.1	$122.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$4,112.7	$3,968.0
Gas plant in service	377.6	371.1
Steam plant in service	54.0	51.5
Other plant in service	225.0	218.3
Accumulated depreciation	(1,812.3)	(1,756.9)

Net plant	2,957.0	2,852.0
Construction work in progress	86.9	86.5
Other, less accumulated depreciation	1.7	1.7

	3,045.6	2,940.2

Current assets:
Cash and cash equivalents	0.7	0.5
Accounts receivable:
Customer, less allowance for doubtful accounts	114.4	46.9
Other, less allowance for doubtful accounts	18.6	50.8
Production fuel, at weighted average cost	62.9	46.5
Materials and supplies, at weighted average cost	23.3	19.5
Gas stored underground, at weighted average cost	37.0	35.3
Regulatory assets	31.8	67.3
Assets held for sale	-	32.9
Other	11.9	13.3

	300.6	313.0

Investments	17.3	16.6

Other assets:
Regulatory assets	316.5	296.9
Deferred charges and other	84.4	61.9

	400.9	358.8

Total assets	$3,764.4	$3,628.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	873.1	772.8
Retained earnings	395.6	357.7
Accumulated other comprehensive loss	(1.5)	(1.6)

Total common equity	1,300.6	1,162.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	813.7	813.5

	2,298.1	2,159.6

Current liabilities:
Current maturities	-	79.8
Commercial paper	133.4	43.9
Accounts payable	112.8	126.8
Accounts payable to associated companies	64.9	31.9
Accrued taxes	54.6	81.3
Derivative liabilities	20.4	41.1
Liabilities held for sale	-	4.9
Other	54.7	64.1

	440.8	473.8

Other long-term liabilities and deferred credits:
Deferred income taxes	368.4	355.2
Regulatory liabilities	440.0	440.1
Pension and other benefit obligations	68.6	70.3
Other	148.5	129.6

	1,025.5	995.2

Total capitalization and liabilities	$3,764.4	$3,628.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,
	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$133.6	$133.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	107.5	110.0
Other amortizations	6.0	6.9
Deferred tax expense and investment tax credits	5.4	19.3
Other	(1.0)	(6.7)
Other changes in assets and liabilities:
Accounts receivable	39.7	32.7
Sale of accounts receivable	(75.0)	-
Income tax refunds receivable	(0.1)	27.5
Production fuel	(16.4)	(12.9)
Gas stored underground	(1.7)	13.7
Regulatory assets	28.3	(19.6)
Accounts payable	4.7	(60.0)
Accrued taxes	(23.5)	(61.5)
Derivative liabilities	(19.0)	40.7
Pension and other benefit obligations	(1.7)	(58.1)
Other	(3.2)	15.3

Net cash flows from operating activities	183.6	181.0

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(216.9)	(129.1)
Proceeds from asset sales	28.1	331.3
Purchases of emission allowances	(23.9)	-
Purchases of securities within nuclear decommissioning trusts	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	(42.5)
Other	(4.2)	(11.4)

Net cash flows from (used for) investing activities	(216.9)	196.5

Cash flows from (used for) financing activities:
Common stock dividends	(82.5)	(192.5)
Preferred stock dividends	(11.5)	(11.5)
Capital contribution from parent	100.0	-
Reductions in long-term debt	(79.8)	(0.3)
Net change in short-term borrowings	89.5	(158.0)
Principal payments under capital lease obligations	-	(40.2)
Other	17.8	24.3

Net cash flows from (used for) financing activities	33.5	(378.2)

Net increase (decrease) in cash and cash equivalents	0.2	(0.7)

Cash and cash equivalents at beginning of period	0.5	0.7

Cash and cash equivalents at end of period	$0.7	$-

Supplemental cash flows information:
Cash paid during the period for:
Interest	$53.3	$52.8

Income taxes, net of refunds	$81.8	$68.0

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2007 and 2006, the condensed consolidated financial position at Sep. 30, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2007 and 2006 have been made. Results for the three and nine months ended Sep. 30, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(2) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Earnings available for common stock	$76.6	$64.2	$122.1	$122.2
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	--	--	0.1	--
Minimum pension liability adjustment, net of tax	--	--	--	12.7
Comprehensive income	$76.6	$64.2	$122.2	$134.9

(5) INCOME TAXES

IPL adopted the provisions of FIN 48 on Jan. 1, 2007. IPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $1.7 million. The $1.7 million increase in the net liability for unrecognized tax benefits was recorded as a $7.6 million increase in other long-term liabilities, a $3.2 million decrease in accrued taxes and a $2.7 million decrease in deferred income taxes on IPL’s Condensed Consolidated Balance Sheet. At the date of adoption, IPL’s unrecognized tax benefits were $8.9 million including $6.2 million of unrecognized tax benefits that, if recognized, would favorably impact IPL’s effective income tax rate. There were no significant changes to the amount of unrecognized tax benefits at IPL during the nine months ended Sep. 30, 2007.

IPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. IPL has concluded all U.S. federal and state income tax matters for calendar years through 1998 and has reached settlement with the IRS regarding the audit of its U.S. federal income tax returns for calendar years 1999 through 2001. The IRS is currently auditing IPL’s U.S. federal income tax returns for calendar years 2002 through 2004.

During the 12 months ending Sep. 30, 2008, statutes of limitations will expire for IPL’s tax returns in multiple state jurisdictions. IPL does not anticipate any significant changes to its unrecognized tax benefits for these events.

IPL recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At Sep. 30, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $0.1 million and $0.8 million, respectively. There were no penalties accrued by IPL as of Sep. 30, 2007 or Jan. 1, 2007.

Refer to Note 11(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of an IRS audit settlement related to mixed service costs tax deductions.

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1.5	$1.8	$4.6	$5.5	$0.7	$0.9	$2.1	$2.8
Interest cost	3.6	3.6	10.8	10.9	1.8	1.8	5.4	5.4
Expected return on plan assets	(4.8)	(4.1)	(14.4)	(12.4)	(1.5)	(1.5)	(4.3)	(4.3)
Amortization of:
Transition obligation (asset)	--	(0.1)	--	(0.1)	--	0.1	0.1	0.3
Prior service cost (credit)	0.3	0.3	0.8	0.9	(0.4)	(0.3)	(1.3)	(0.8)
Actuarial loss	0.3	0.6	0.9	2.1	0.7	0.6	2.1	1.9
Income statement impacts	0.9	2.1	2.7	6.9	1.3	1.6	4.1	5.3
DAEC curtailment loss (gain)	--	--	--	0.6	--	--	--	(0.3)
DAEC settlement gain, net	--	--	--	(1.6)	--	--	--	(4.1)
	$0.9	$2.1	$2.7	$5.9	$1.3	$1.6	$4.1	$0.9

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL. The following table includes qualified pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Non-bargaining IPL employees
participating in other plans	($0.3)	$--	($1.0)	($2.8)	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.8	0.8	3.5	2.5	$0.3	$0.4	$1.0	$1.6

Included in pension benefits for non-bargaining IPL employees participating in other plans for the nine months ended Sep. 30, 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for the nine months ended Sep. 30, 2006.

Included in pension benefits for allocated Corporate Services costs for the nine months ended Sep. 30, 2007 was a settlement loss of $1.2 million related to payments made to a retired executive.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2007 will be $0 and $6 million, respectively, of which $4 million has been contributed to the other postretirement benefits plans through Sep. 30, 2007.

(11) COMMITMENTS AND CONTINGENCIES

(b) Purchase Obligations - At Sep. 30, 2007, IPL’s minimum future commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $1.2 billion, $67 million and $156 million, respectively. In addition, system-wide purchased power contracts of $16 million and coal contracts of $204 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

Also, at Sep. 30, 2007, IPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2007, were $10 million for the remainder of 2007, $3 million for 2008, $0 for 2009, $4 million for 2010, $0 for 2011 and $14 million thereafter.

(12) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2007
Operating revenues	$404.7	$30.5	$13.2	$448.4
Operating income (loss)	141.3	(2.4)	(0.8)	138.1
Earnings available for common stock				76.6

Three Months Ended Sep. 30, 2006
Operating revenues	$413.2	$36.7	$13.3	$463.2
Operating income (loss)	124.6	0.5	(1.2)	123.9
Earnings available for common stock				64.2

Nine Months Ended Sep. 30, 2007
Operating revenues	$977.8	$252.1	$42.3	$1,272.2
Operating income (loss)	240.4	12.6	(1.0)	252.0
Earnings available for common stock				122.1

Nine Months Ended Sep. 30, 2006
Operating revenues	$1,039.5	$250.7	$44.4	$1,334.6
Operating income (loss)	233.6	12.8	(1.0)	245.4
Earnings available for common stock				122.2

(14) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, IPL completed the sale of its Illinois electric distribution and gas properties and received net proceeds of $28 million, which IPL used primarily to reduce short-term debt. In the first quarter of 2007, IPL recorded a $1.5 million pre-tax gain upon completion of this sale, which was recorded in “Steam and other operating revenues” in its Condensed Consolidated Statement of Income. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of IPL’s Illinois electric and gas utility properties were not reported as discontinued operations due to IPL’s continuing involvement in the operations of these properties after the disposal transaction. The assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets at Dec. 31, 2006 were as follows (in millions):

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

In January 2007, IPL announced that it entered into an agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at Sep. 30, 2007 or Dec. 31, 2006 due to uncertainties inherent in the regulatory approval process and other factors. Refer to Note 17 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the proposed sale.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

	(in millions)
Operating revenues:
Electric utility	$328.8	$334.5	$874.7	$850.9
Gas utility	25.8	31.3	186.5	190.9
Other	3.0	2.6	7.3	8.8

	357.6	368.4	1,068.5	1,050.6

Operating expenses:
Electric production fuel and purchased power	191.6	217.9	513.1	516.2
Cost of gas sold	14.5	16.0	122.3	119.7
Other operation and maintenance	61.7	59.3	178.8	176.0
Depreciation and amortization	27.2	26.5	82.0	79.7
Taxes other than income taxes	10.2	9.9	30.1	29.2

	305.2	329.6	926.3	920.8

Operating income	52.4	38.8	142.2	129.8

Interest expense and other:
Interest expense	12.7	11.6	35.7	36.3
Equity income from unconsolidated investments	(7.0)	(7.2)	(20.8)	(20.4)
Allowance for funds used during construction	(0.7)	(0.9)	(1.5)	(2.7)
Interest income and other	(0.1)	(0.2)	(0.4)	(0.7)

	4.9	3.3	13.0	12.5

Income before income taxes	47.5	35.5	129.2	117.3

Income taxes	16.7	12.9	45.2	44.1

Net income	30.8	22.6	84.0	73.2

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$30.0	$21.8	$81.5	$70.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,170.7	$2,111.7
Gas plant in service	336.8	325.6
Other plant in service	184.8	189.3
Accumulated depreciation	(1,093.8)	(1,054.7)

Net plant	1,598.5	1,571.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization	109.4	114.0
Construction work in progress	98.7	66.7
Other, less accumulated depreciation	2.7	2.7

	1,809.3	1,755.3

Current assets:
Cash and cash equivalents	2.3	1.6
Accounts receivable:
Customer, less allowance for doubtful accounts	147.5	153.1
Other, less allowance for doubtful accounts	25.3	49.6
Production fuel, at weighted average cost	29.6	26.7
Materials and supplies, at weighted average cost	22.2	19.8
Gas stored underground, at weighted average cost	37.0	28.6
Regulatory assets	31.2	66.4
Prepaid gross receipts tax	26.7	35.6
Assets held for sale	-	24.3
Other	20.7	25.1

	342.5	430.8

Investments:
Investment in American Transmission Company LLC	170.7	166.2
Other	22.1	21.4

	192.8	187.6

Other assets:
Regulatory assets	203.9	211.8
Deferred charges and other	111.5	113.6

	315.4	325.4

Total assets	$2,660.0	$2,699.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.8	568.6
Retained earnings	395.9	483.5
Accumulated other comprehensive loss	(7.1)	(7.5)

Total common equity	1,023.8	1,110.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	597.0	298.6

	1,680.8	1,469.4

Current liabilities:
Current maturities	-	105.0
Commercial paper	26.4	134.9
Accounts payable	79.0	91.4
Accounts payable to associated companies	43.9	39.6
Regulatory liabilities	27.0	52.0
Derivative liabilities	14.3	44.4
Liabilities held for sale	-	1.3
Other	38.2	30.3

	228.8	498.9

Other long-term liabilities and deferred credits:
Deferred income taxes	249.2	255.5
Regulatory liabilities	178.6	168.7
Capital lease obligations - Sheboygan Falls Energy Facility	116.8	118.6
Pension and other benefit obligations	69.4	70.6
Other	136.4	117.4

	750.4	730.8

Total capitalization and liabilities	$2,660.0	$2,699.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,
	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$84.0	$73.2
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	82.0	79.7
Other amortizations	29.1	25.1
Deferred tax expense (benefit) and investment tax credits	(6.1)	18.3
Equity income from unconsolidated investments	(20.8)	(20.4)
Distributions from equity method investments	16.4	16.9
Other	(1.1)	(1.3)
Other changes in assets and liabilities:
Accounts receivable	29.9	29.1
Gas stored underground	(8.4)	10.7
Regulatory assets	24.6	(26.5)
Prepaid gross receipts tax	8.9	5.9
Accounts payable	(1.7)	(38.4)
Accrued taxes	5.0	(8.6)
Regulatory liabilities	(14.6)	(16.6)
Derivative liabilities	(32.2)	29.3
Other	13.4	(1.2)

Net cash flows from operating activities	208.4	175.2

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(139.2)	(110.4)
Proceeds from asset sales	23.6	4.1
Changes in restricted cash within nuclear decommissioning trusts	-	23.5
Other	1.6	(5.2)

Net cash flows used for investing activities	(114.0)	(88.0)

Cash flows used for financing activities:
Common stock dividends	(168.3)	(69.1)
Preferred stock dividends	(2.5)	(2.5)
Proceeds from issuance of long-term debt	300.0	39.1
Reductions in long-term debt	(105.0)	(39.1)
Net change in short-term borrowings	(108.5)	1.3
Other	(9.4)	(12.4)

Net cash flows used for financing activities	(93.7)	(82.7)

Net increase in cash and cash equivalents	0.7	4.5

Cash and cash equivalents at beginning of period	1.6	-

Cash and cash equivalents at end of period	$2.3	$4.5

Supplemental cash flows information:
Cash paid during the period for:
Interest	$36.1	$35.3

Income taxes, net of refunds	$44.2	$46.9

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2007 and 2006, the condensed consolidated financial position at Sep. 30, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2007 and 2006 have been made. Results for the three and nine months ended Sep. 30, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(2) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Earnings available for common stock	$30.0	$21.8	$81.5	$70.7
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	0.1	--	0.4	--
Minimum pension liability adjustment, net of tax	--	--	--	0.2
Comprehensive income	$30.1	$21.8	$81.9	$70.9

(5) INCOME TAXES

WPL adopted the provisions of FIN 48 on Jan. 1, 2007. WPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.8 million. The $0.8 million increase in the net liability for unrecognized tax benefits was recorded as a $2.8 million increase in other long-term liabilities, a $1.1 million decrease in deferred income taxes, a $0.6 million decrease in accrued taxes and a $0.3 million increase in non-current regulatory assets on WPL’s Condensed Consolidated Balance Sheet. At the date of adoption, WPL’s unrecognized tax benefits were $2.8 million including $1.3 million of unrecognized tax benefits that, if recognized, would favorably impact WPL’s effective income tax rate. There were no significant changes to the amount of unrecognized tax benefits at WPL during the nine months ending Sep. 30, 2007.

WPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. WPL has concluded all U.S. federal and state income tax matters for calendar years through 1998 and has reached settlement with the IRS regarding the audit of its U.S. federal income tax returns for calendar years 1999 through 2001. The IRS is currently auditing WPL’s U.S. federal income tax returns for calendar years 2002 through 2004.

During the 12 months ending Sep. 30, 2008, WPL does not anticipate any significant changes will be made to its unrecognized tax benefits.

WPL recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At Sep. 30, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $0.5 million and $0.3 million, respectively. There were no penalties accrued by WPL as of Sep. 30, 2007 or Jan. 1, 2007.

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1.4	$1.5	$4.2	$4.6	$0.8	$1.0	$2.5	$3.1
Interest cost	3.4	3.3	10.3	9.9	1.3	1.3	3.9	4.0
Expected return on plan assets	(4.8)	(4.4)	(14.4)	(13.4)	(0.5)	(0.4)	(1.4)	(1.3)
Amortization of:
Transition obligation	--	--	--	--	--	0.2	--	0.6
Prior service cost (credit)	0.2	0.2	0.6	0.6	(0.2)	--	(0.7)	--
Actuarial loss	0.8	1.0	2.2	3.3	0.3	0.3	0.8	0.9
	$1.0	$1.6	$2.9	$5.0	$1.7	$2.4	$5.1	$7.3

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL. The following table includes qualified pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Non-bargaining WPL employees
participating in other plans	($0.3)	$0.3	($0.7)	$0.6	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.5	0.5	2.3	1.6	$0.2	$0.3	$0.6	$1.0

Included in pension benefits for allocated Corporate Services costs for the nine months ended Sep. 30, 2007 was a settlement loss of $0.8 million related to payments made to a retired executive.

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2007 will be $0 and $7 million, respectively, of which $6 million has been contributed to the other postretirement benefits plans through Sep. 30, 2007.

(11) COMMITMENTS AND CONTINGENCIES

(b) Purchase Obligations - At Sep. 30, 2007, WPL’s minimum future commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $643 million, $49 million and $382 million, respectively. In addition, system-wide purchased power contracts of $16 million and coal contracts of $204 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

Also, at Sep. 30, 2007, WPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2007, were $4 million for the remainder of 2007.

(12) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Gas revenues included $7 million and $6 million for the three months ended Sep. 30, 2007 and 2006, and $12 million and $13 million for the nine months ended Sep. 30, 2007 and 2006, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2007
Operating revenues	$328.8	$25.8	$3.0	$357.6
Operating income (loss)	54.6	(2.3)	0.1	52.4
Earnings available for common stock				30.0

Three Months Ended Sep. 30, 2006
Operating revenues	$334.5	$31.3	$2.6	$368.4
Operating income (loss)	39.9	0.4	(1.5)	38.8
Earnings available for common stock				21.8

Nine Months Ended Sep. 30, 2007
Operating revenues	$874.7	$186.5	$7.3	$1,068.5
Operating income (loss)	121.6	24.7	(4.1)	142.2
Earnings available for common stock				81.5

Nine Months Ended Sep. 30, 2006
Operating revenues	$850.9	$190.9	$8.8	$1,050.6
Operating income (loss)	104.0	27.6	(1.8)	129.8
Earnings available for common stock				70.7

(14) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties held within South Beloit Water, Gas and Electric Company (South Beloit) and received net proceeds of $23 million, which WPL used primarily to reduce short-term debt. WPL has applied the provisions of SFAS 144 to the South Beloit assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of South Beloit were not reported as discontinued operations due to WPL’s continuing involvement in the operations of this business after the disposal transaction. The assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheet at Dec. 31, 2006 were as follows (in millions):

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; the growth rate of ethanol production in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on customer demand for utility services; Alliant Energy’s ability to collect unpaid utility bills; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; unanticipated issues in connection with WPL’s proposed purchase of Resources’ electric generating facility in Neenah, Wisconsin; unanticipated construction and acquisition expenditures; issues associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; weather effects on results of operations; financial impacts of Alliant Energy’s hedging strategies, including the impact of weather hedges on Alliant Energy’s utility earnings; issues related to electric transmission, including operating in the Midwest Independent System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; unanticipated issues related to the Calpine bankruptcy that could adversely impact Alliant Energy’s PPAs; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of incremental costs through rates; continued access to the capital markets; inflation and interest rates; Alliant Energy’s ability to achieve its dividend payout ratio goal; developments that adversely impact Alliant Energy’s ability to implement its strategic plan, including Alliant Energy’s ability to complete its proposed divestiture of IPL’s electric transmission assets on a timely basis, for anticipated proceeds and with the requested regulatory treatment of any gains resulting from the sale, and Alliant Energy’s ability to successfully resolve the judicial review action filed by the Office of Consumer Advocate; any material post-closing adjustments related to any of Alliant Energy’s past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; the impact of necessary accruals or adjustments for the terms of Alliant Energy’s incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; Alliant Energy’s ability to continue cost controls and operational efficiencies; the ability to utilize tax capital losses and net operating losses before they expire; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota. Refer to Note 17 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information related to IPL’s proposed sale of its electric transmission assets. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin. Resources manages a relatively small portfolio of businesses through two distinct platforms:

Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments). Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Summary of Historical Results of Operations - Alliant Energy’s net income (loss) and EPS for the third quarter were as follows (dollars in millions):

	2007		2006
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$106.6	$0.96	$85.9	$0.73
Non-regulated (Resources)	8.4	0.08	(1.7)	(0.01)
Alliant Energy parent and other (interest income,
taxes and administrative and general)	1.2	0.01	3.6	0.03
Income from continuing operations	116.2	1.05	87.8	0.75
Income (loss) from discontinued operations	3.4	0.03	(9.0)	(0.08)
Net income	$119.6	$1.08	$78.8	$0.67

Third quarter 2007 EPS from Alliant Energy’s utility business were higher than the same period in 2006 largely due to improved electric margins, the accretive impact of fewer Alliant Energy shares outstanding due to the share repurchase program and the impact of a federal income tax audit settled with the IRS in the third quarter of 2007. These items were partially offset by higher incentive-related compensation expenses and lower gas margins. The higher third quarter 2007 EPS from continuing operations for Alliant Energy’s non-regulated businesses were largely due to losses in the third quarter of 2006 from Alliant Energy’s New Zealand investments, which have since been sold, and improved results from its Non-regulated Generation and WindConnect® businesses. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during the third quarter of 2007 and 2006.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan through the 2013 time period is as follows (dollars in millions; Not Applicable (N/A); To Be Determined (TBD)):

	Primary	Location /		Expected		Current	Actual / Expected
	Generation	Preferred	Capacity	Availability	Cost	Capitalized	Regulatory
Utility	Type	Site	(MW)	Date	Estimate (a)	Costs (b)	Decision Date	Notes
WPL	Wind	Fond du Lac	68	2008	$165	$35	May 2007	(c)
		County, WI

WPL	Natural-gas	Neenah, WI	300	2009	95	N/A	First quarter of 2008	(d)

IPL	Wind	Iowa	200	2009/2010	360 - 440	2	First half of 2008	(e)

WPL	Wind	Minnesota	200	2009/2010	360 - 440	--	TBD

WPL	Coal	Cassville, WI	300	2013	850 - 950	13	Second half of 2008	(f)

IPL	Coal	Marshalltown, IA	350	2013	840 - 910	13	Second half of 2008	(g)
						$63

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude allowance for funds used during construction (AFUDC), if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of Sep. 30, 2007, including pre-certification/pre-construction costs recorded in “Other assets - regulatory assets” and advance payments by WPL for wind turbines for its wind project in Fond du Lac County, Wisconsin recorded in “Construction Work In Progress” on their respective Condensed Consolidated Balance Sheets. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

(c)

In May 2007, WPL received approval from the PSCW to construct the project, however, WPL waived acceptance of the PSCW’s Act 7 decision (a return on common equity of 10.50%, a capital structure with a 53% common equity ratio and a 20-year fixed depreciation rate) regarding the project. Instead, WPL will proceed with applying traditional rate making procedures for the recovery of and return on its capital costs for this wind farm.

(d)

In April 2007, WPL filed for approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen PPA with output from the Neenah facility. WPL currently plans to acquire the Neenah facility effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 2009. WPL plans to file for approval from FERC for the Neenah purchase in the fourth quarter of 2007.

(e)

In September 2007, IPL filed for advanced rate making principles with the IUB that would apply for up to 200 MW of owned wind capacity in Iowa. In its regulatory application, IPL requested a return on common equity of 12.3% and a 25-year depreciable life.

(f)

In February 2007, WPL filed for approval from the PSCW to proceed with construction of a new 300 MW coal-fired electric generating facility in Cassville, Wisconsin and to specify in advance fixed financial parameters and rate making principles. In its regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure which includes a 50% common equity ratio. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. Of the total estimated expenditures for the shared facilities, $60 million is anticipated to be allocated to the existing units based on installed capacity. WPL plans to utilize circulating fluidized bed technology and biomass fuel capability for the new facility.

(g)

In July 2007, IPL filed for approval from the IUB to proceed with construction of a new 649 MW coal-fired electric generating facility in Marshalltown, Iowa. IPL plans to own up to 350 MW of the facility and make the remaining capacity available to other utility partners. In May 2007, IPL announced that Central Iowa Power Cooperative and Corn Belt Power Cooperative signed letters of intent to become joint owners in the facility, and IPL continues to negotiate with other potential partners. IPL plans to file for advance rate making principles with the IUB in the first quarter of 2008 for its share of the cost of the facility. IPL plans to utilize super critical pulverized coal technology and biomass fuel capability for the new facility.

In the first quarter of 2007, IPL and WPL entered into separate 20-year PPAs beginning in 2008 for 80 MW of wind capacity in Iowa and 25 MW of wind capacity in Wisconsin, respectively. The wind capacity from these PPAs along with owned wind generation in the table above will contribute towards IPL and WPL meeting new renewable energy standards in their respective regulatory jurisdictions.

Business Divestitures -

Non-regulated Business Divestitures - In June 2007, Alliant Energy completed the sale of its investment in Mexico and received net proceeds of approximately $65 million.

Utility Business Divestitures - In February 2007, IPL and WPL completed the sale of their respective electric distribution and gas properties in Illinois and received, in the aggregate, net proceeds of $51 million.

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for approximately $750 million in cash, subject to customary closing conditions and various satisfactory regulatory approvals. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and the assumption by ITC of certain liabilities of IPL. Based on the original purchase price of $750 million as specified in the definitive sale agreement, and without estimating any purchase price adjustments described above, IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million, which are expected to be used for funding infrastructure development plans, debt reduction and general corporate purposes. IPL and ITC have jointly filed with various regulatory agencies, including the IUB, MPUC, ICC and FERC, for approval of the sale.

In September 2007, the IUB allowed the transaction to proceed with certain conditions including: 1) upon closing of the transaction, IPL will establish a regulatory liability, which IPL will refund to its Iowa customers with payments of approximately $13 million per year for eight years beginning in the year IPL’s Iowa customers experience an increase in rates related to transmission charges assessed by ITC; and 2) if any material changes to the proposed transaction with ITC result from other regulatory approvals, the IUB reserves the right to determine if a new hearing would be required. During the IUB hearing process, IPL also committed it would not file for a common equity ratio in excess of 50% in its next electric rate proceeding filed in Iowa. In October 2007, the Office of Consumer Advocate in Iowa issued a petition seeking judicial review of the IUB’s decision to allow the transaction to proceed. IPL currently does not expect the judicial review to be successful or to delay the anticipated closing of the transaction. IPL cannot provide any assurances that the judicial review will be resolved in a timely or satisfactory manner. Assuming regulatory approvals are received in accordance with anticipated time tables, IPL expects to conclude the transaction late in the fourth quarter of 2007. Refer to Note 17 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on this proposed sale.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R); Fourth Quarter (Q4)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Date	Equity	Notes
WPL:
2008 retail	E	4/07	$26	N/A	N/A	TBD	TBD	1/08	10.80%	(b)
Wholesale	E	9/06	(c)	(c)	(c)	TBD	TBD	(c)	TBD
2007 retail	E/G	3/06	96	N/A	N/A	$34	1/07	N/A	10.80%	(d)
2005 retail (F-R)	E	8/05	96	$96	Q4 ‘05	54	9/06	N/A	N/A	(e)
IPL:
MN retail	E	5/05	5	3	7/05	1	5/06	N/A	10.39%

(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)

In April 2007, WPL filed a request with the PSCW to reopen its 2007 test year case for the limited purpose of increasing electric rates in an amount equal to deferral credits that will be fully amortized on Dec. 31, 2007. WPL also requested clarification that it is authorized to record AFUDC on all construction work in progress (CWIP) balances in excess of the CWIP balance included in the 2007 test year. In October 2007, the PSCW verbally approved both requests and a final written order is currently expected to be issued in the fourth quarter of 2007.

(c)

In December 2006, WPL received an order from FERC authorizing an interim increase, subject to refund, effective in June 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. The proposed rate structure uses formulas based on historical data for capacity-related costs which adjust annually on June 1, and for energy costs, including fuel, which adjust monthly to determine applicable wholesale rates. Based on 2006 costs and usage, interim rates implemented on June 1, 2007 would result in an annual revenue increase of approximately $22 million. This represents an increase of 14% from previously approved rates which were based on a 2005 forecasted test year. Final rates to be approved by FERC may result from a settlement process or fully litigated process. WPL and its customers are currently engaged in settlement discussions. These discussions have resulted in agreement on many of the issues identified in WPL’s filing requesting the formula rate structure. If final agreement results in any over collection of revenues since June 1, 2007, WPL will refund the difference, with interest, in accordance with FERC requirements. Any anticipated refunds have been fully accrued as of Sep. 30, 2007 for revenues collected during the June 1, 2007 through Sep. 30, 2007 time period.

(d)

In May 2007, WPL notified the PSCW that its actual average fuel-related costs for the month of March 2007 had fallen below the monthly fuel monitoring range set in WPL’s most recent base rate case and that projected average fuel-related costs for 2007 could be below the annual monitoring range to warrant a decrease in retail electric rates. WPL’s notification also included a request for the PSCW to set WPL’s retail electric rates subject to refund. WPL’s notification initiated a fuel cost proceeding, which includes a review of fuel-related costs and retail electric rates and potential adjustments to retail electric rates, if warranted. In June 2007, the PSCW issued an order approving WPL’s request to set retail electric rates subject to refund effective June 1, 2007. In August 2007, WPL and other parties to this proceeding reached, and the PSCW approved, a settlement agreement which includes: 1) WPL refunding $3 million to its retail electric customers in September 2007 for estimated retail fuel-related cost over-collections during the period June 1, 2007 through Dec. 31, 2007; and 2) WPL to refund any excess over-collections and associated interest above the $3 million amount for the period June 1, 2007 through Dec. 31, 2007 to its retail electric customer in early 2008. In September 2007, WPL refunded $3 million to its retail electric customers. At Sep. 30, 2007, WPL had accrued $3 million for additional over-collections that have occurred through Sep. 30, 2007 that it expects to refund to its retail electric customers in early 2008.

(e)

In June 2007, the PSCW approved a $3 million refund, including interest, to WPL’s retail customers related to the over-collection of retail fuel-related costs during the second half of 2006. WPL completed the refund in August 2007.

With the exception of recovering a return on certain additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a reduction in the amortization of deferred credits or the recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, these increases in revenues are not expected to result in a significant increase in net income to either IPL or WPL, as applicable.

In January 2007, the PSCW approved WPL’s 2007 retail rate order, which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers. In January 2007, the PSCW also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers. In October 2007, the PSCW issued an order providing WPL the option to choose to utilize a modified gas performance incentive sharing mechanism or switch to a modified one-for-one pass through of gas costs to retail customers using benchmarks. WPL evaluated the alternatives and chose to implement the modified one-for-one pass through of gas costs. This change was effective Nov. 1, 2007.

In October 2007, WPL filed a construction application with the PSCW for installation of the gas portion of advanced metering infrastructure (AMI) in Wisconsin. WPL’s expenditures for the gas portion of AMI are currently estimated to be $20 million. WPL’s expenditures for the electric portion of AMI, which do not require PSCW approval, are currently estimated to be $75 million. IPL also plans to install AMI in its Iowa and Minnesota service territories at an estimated cost of $105 million. Conditional upon appropriate regulatory approvals, Alliant Energy currently plans to install AMI through a phased approach from 2008 through 2011. AMI technology is expected to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies.

In August 2007, the PSCW issued an order related to the regulatory treatment of costs incurred by WPL to participate in the MISO market. The order authorizes WPL to continue deferral of certain MISO costs through Dec. 31, 2007. In addition, the order requires WPL to prove in its next rate case that its retail electric customers were not harmed financially by excluding from its MISO deferrals certain costs/credits from MISO for the time period September 2007 through December 2007. WPL anticipates that it will be successful in proving this to be true in its next base rate case. In June 2007, the IUB issued an order extending a temporary waiver until June 30, 2008. This waiver allows the costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

In May 2007, PSCW Commissioners directed PSCW staff to draft proposed new retail electric fuel-related cost recovery rules in Wisconsin similar to the joint utility proposal filed with the PSCW in February 2007. The joint utilities have reviewed and commented on PSCW staff draft rules. The major differences between the joint utility proposal and the current PSCW staff draft rules include: 1) the PSCW staff draft rules include a plus or minus 2% threshold for changes in rate recovery compared to the 1% level included in the joint utility proposal; 2) the PSCW staff draft rules propose an annual deferral accounting process instead of the monthly escrow accounting proposed by the joint utilities; and 3) the PSCW staff draft rules include an earnings test such that future collection of under collected amounts deferred under these rules may be limited if the individual utility is earning in excess of its authorized return on equity. The PSCW staff draft rules will require formal action by the PSCW Commissioners and will also be subject to legislative review before they become operative. WPL is currently unable to predict the final outcome of this initiative.

In May 2007, a new energy-related law (SF 145) was enacted in Minnesota. In conjunction with the renewable energy standards bill (SF 004) enacted in February 2007, SF 145 is intended to reduce Minnesota’s per capita reliance on fossil fuels for energy and reduce emissions that contribute to climate change. SF 145 authorizes a Climate Change Advisory Group to develop a comprehensive greenhouse gas (GHG) reduction action plan to be delivered to the Minnesota legislature for consideration by February 2008 and completed by August 2009. SF 145 establishes a statewide goal impacting all sectors, including utilities, to reduce GHG emissions 15% by 2015, 30% by 2025, and at least 80% by 2050, from 2005 levels. SF 145 also includes a provision which would preclude, with certain exceptions, Alliant Energy from the following during the period from Aug. 1, 2009 until a comprehensive GHG reduction plan is enacted: 1) constructing a large energy facility in Minnesota that would contribute to GHG emissions; 2) importing or committing to import from outside Minnesota power from a large facility contributing to GHG emissions; and 3) entering into a long-term PPA of 50 MW or more, or exceeding five years in length, that would increase Minnesota GHG emissions. Carbon reduction projects, including reductions of GHG emissions at existing facilities or purchase of carbon allowances, which offset an equal or greater amount emitted by any of these actions, will result in exemptions from this provision. PPAs and large facility projects filed or entered into before Apr. 1, 2007, are currently exempted from this provision of SF 145; however, the Minnesota legislature may establish limits for these exempted items in the future. SF 145 also establishes statewide energy conservation and efficiency goals and creates a provision that utilities may file for cost recovery for renewable facilities they own and operate. Utilities are also exempted from the competitive resource acquisition process (competitive bidding) when constructing, owning and operating generation used to comply with SF 004’s renewable energy standards. Alliant Energy and IPL are currently unable to determine what impacts SF 145 will have on their future financial condition, results of operations or cash flows.

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

Refer to “Strategic Overview - Utility Generation Plan” for details of the PSCW’s May 2007 decision regarding WPL’s application for advance rate making principles for its wind project in Fond du Lac County, Wisconsin. WPL subsequently waived acceptance of the PSCW’s decision. Refer to “Strategic Overview - Business Divestitures - Utility Business Divestitures” for details on the IUB’s September 2007 decision and Office of Consumer Advocate’s October 2007 petition regarding IPL’s proposed sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC. Refer to “Liquidity and Capital Resources - Environmental” for discussion of WPL’s construction application filed with the PSCW in the second quarter of 2007 to install air pollution controls to reduce SO2 emissions at Nelson Dewey. Refer to “Other Matters - Other Future Considerations - Depreciation Study” for details on WPL’s filing with the PSCW in the second quarter of 2007 for approval of its most recent depreciation study.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2007 and 2006 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$274.9	$273.8	--	2,300	2,217	4%
Commercial	165.9	174.8	(5%)	1,692	1,716	(1%)
Industrial	217.5	228.8	(5%)	3,267	3,295	(1%)
Retail subtotal	658.3	677.4	(3%)	7,259	7,228	--
Sales for resale:
Wholesale	55.8	43.1	29%	967	832	16%
Bulk power and other	5.6	22.3	(75%)	534	576	(7%)
Other	13.8	4.9	182%	40	40	--
Total revenues/sales	733.5	747.7	(2%)	8,800	8,676	1%
Electric production fuel and
purchased power expense	343.8	400.4	(14%)
Margins	$389.7	$347.3	12%

Third Quarter 2007 vs. Third Quarter 2006 Summary - Electric margins increased $42 million, or 12%, primarily due to the net impacts of weather conditions and Alliant Energy’s weather hedging activities, an increase in weather-normalized retail sales volumes, an under-recovery of retail fuel-related costs at WPL in the third quarter of 2006 and the impact of the settlement of WPL’s fuel-related rate case in the third quarter of 2006. These increases were partially offset by the impact of IPL’s and WPL’s sales of their electric distribution properties in Illinois in February 2007, which is discussed in “Wholesale Sales” below. The impact of weather conditions and Alliant Energy’s weather hedging activities is discussed in more detail in “Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory)” below. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices and other economic conditions during the third quarter of 2006 had on customer usage during that period and impacts of ethanol industry growth in Alliant Energy’s service territory. The impact of WPL’s retail fuel-related recoveries is discussed in more detail in “Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” below.

Electric margins and MWh sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$665.0	$666.7	--	5,960	5,829	2%
Commercial	414.2	426.1	(3%)	4,665	4,647	--
Industrial	565.3	586.1	(4%)	9,510	9,585	(1%)
Retail subtotal	1,644.5	1,678.9	(2%)	20,135	20,061	--
Sales for resale:
Wholesale	136.5	112.4	21%	2,650	2,352	13%
Bulk power and other	29.5	60.1	(51%)	1,663	1,765	(6%)
Other	42.0	39.0	8%	126	126	--
Total revenues/sales	1,852.5	1,890.4	(2%)	24,574	24,304	1%
Electric production fuel and
purchased power expense	917.0	993.6	(8%)
Margins	$935.5	$896.8	4%

Nine Months Ended Sep. 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Electric margins increased $39 million, or 4%, primarily due to an increase in weather-normalized retail sales volumes, the net impacts of weather conditions and Alliant Energy’s weather hedging activities, the impact of WPL’s 2007 retail base rate increase, which began in January 2007, an under-recovery of retail fuel-related costs at WPL in the third quarter of 2006 and the impact of the settlement of WPL’s fuel-related rate case in the third quarter of 2006. These increases were partially offset by the impact of annual adjustments to unbilled revenue estimates during the second quarter, which is discussed below in “Unbilled Revenue Estimates,” $10 million of higher purchased power capacity costs related to the DAEC PPA, the impact of IPL’s and WPL’s sales of their electric distribution properties in Illinois in February 2007 and the loss of retail sales at IPL during the power outages caused by the winter storms in the first quarter of 2007. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices and other economic conditions during the nine months ended Sep. 30, 2006 had on customer usage during that period and impacts of ethanol industry growth in Alliant Energy’s service territory. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during the nine months ended Sep. 30, 2007. The increase in purchased power capacity costs was largely due to one additional month of capacity costs related to the DAEC PPA in the nine months ended Sep. 30, 2007 compared to the same period in 2006 because the DAEC PPA did not begin until the sale of IPL’s interest in the DAEC was completed in late January 2006.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$5	$--	$6	($8)
Losses from weather derivatives (a)	(3)	(12)	(3)	(6)
Net weather impact	$2	($12)	$3	($14)

(a) Recorded in “Other” revenues in the above tables.

CDD in Alliant Energy’s service territories for both the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
CDD (a):	2007	2006	Normal	2007	2006	Normal
Cedar Rapids, Iowa (IPL)	262	241	248	351	325	347
Madison, Wisconsin (WPL)	251	224	189	320	283	258

(a) Actual CDD are calculated using a 70 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on CDD to reduce the potential volatility on its margins during the summer months of June through August. Alliant Energy entered into weather derivatives based on CDD in Cedar Rapids, Iowa and Madison, Wisconsin for the period June 1, 2007 through Aug. 31, 2007 and weather derivatives based on CDD in Chicago, Illinois for the period June 1, 2006 through Aug. 31, 2006. In 2007 and 2006, the terms of these agreements capped the amount Alliant Energy could pay to, or receive from, the counterparty at the end of the agreements at $10.9 million and $9.0 million, respectively.

Electric margins for the three months ended Sep. 30, 2006, included $12 million of losses from weather derivatives, which included a $9 million payment to the counterparty as well as a reversal of $3 million of income from weather derivatives recognized in the second quarter of 2006. The weather derivatives for June 1, 2006 through Aug. 31, 2006 did not produce the results expected by Alliant Energy. While CDD have historically been highly correlated between Chicago and Alliant Energy’s service territory, this was not the case in 2006 as CDD were 16% above normal in Chicago during June 1 through August 31, compared to 15% and (12%) in Madison and Cedar Rapids, respectively. Alliant Energy estimates this lack of correlation resulted in it incurring losses from the weather derivatives that exceeded by approximately $6 million the positive impact on its demand from the warmer than normal weather conditions during June 1, 2006 through Aug. 31, 2006.

In addition to the impact of the weather derivatives, Alliant Energy estimates the impact on demand of actual weather compared to normal weather for July 1 through Aug. 31 of 2007 and 2006 (i.e., the final two months of the period covered by the weather derivatives) was $3 million ($0 at IPL and $3 million at WPL) and $6 million ($3 million at IPL and $3 million at WPL), respectively. Further, Alliant Energy estimates the impact on demand compared to normal weather for September 2007 and 2006 (such periods not covered by weather derivatives) was $2 million ($1 million at IPL and $1 million at WPL) and ($6) million (($4) million at IPL and ($2) million at WPL), respectively.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs decreased $57 million and $77 million for the three months and nine months ended Sep. 30, 2007, respectively, compared to the same periods in 2006. The decreases for the three- and nine-month periods were primarily due to decreased commodity prices and the PSCW approval for WPL to record $20 million of previously deferred costs associated with coal conservation efforts due to the coal delivery disruptions in “Electric production fuel and purchased power expense” in the third quarter of 2006. Commodity prices during the first quarter of 2006 were higher than during 2007 and historic averages largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005, which impacted commodity prices during the 2005/2006 heating season. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provide for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in the first nine months of 2007 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $16 million for the nine months ended Sep 30, 2007, prior to WPL’s order regarding retail fuel-related cost recoveries received from the PSCW in June 2007. In accordance with this order and a related settlement agreement approved by the PSCW in August 2007, WPL established reserves of $4 million and $7 million for rate refund in the third quarter and first nine months of 2007, respectively, for the estimated refund related to the over-recovery of retail fuel-related costs for the months of June through September 2007. WPL refunded approximately $3 million of the rate refund in September 2007. Refer to “Rates and Regulatory Matters” for further details of WPL’s recent settlement approved by the PSCW which may impact WPL’s future retail fuel-related cost recoveries.

WPL estimates it under-recovered approximately $7 million of retail fuel-related costs in the third quarter of 2006. WPL’s over-recovery of retail fuel-related costs during the first half of 2006 was substantially offset by a $36 million reserve for rate refund recorded by WPL during the first half of 2006, in accordance with the interim retail rate order in effect during such period.

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2006) or decrease (e.g. 2007) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter of 2007 and 2006 were as follows (in millions):

	2007	2006
IPL	($2)	$3
WPL	(4)	4
Alliant Energy	($6)	$7

Wholesale Sales - Wholesale and retail sales volumes were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above tables. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the above tables. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk Power and Other Sales - Bulk power and other revenue changes for the three and nine months ended Sep. 30, 2007 compared to the same periods in 2006 were largely due to changes in revenues from sales in the restructured wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$22.9	$29.6	(23%)	1,511	1,707	(11%)
Commercial	16.1	17.4	(7%)	1,737	1,724	1%
Industrial	5.1	7.1	(28%)	739	927	(20%)
Retail subtotal	44.1	54.1	(18%)	3,987	4,358	(9%)
Interdepartmental	7.2	7.5	(4%)	1,243	1,128	10%
Transportation/other	5.0	6.4	(22%)	14,038	13,245	6%
Total revenues/sales	56.3	68.0	(17%)	19,268	18,731	3%
Cost of gas sold	31.7	36.3	(13%)
Margins	$24.6	$31.7	(22%)

Third Quarter 2007 vs. Third Quarter 2006 Summary - Gas margins decreased $7 million, or 22%, primarily due to lower retail sales volumes partially due to weather conditions and lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL).

Gas margins and Dth sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$242.5	$237.4	2%	19,236	17,459	10%
Commercial	138.3	136.3	1%	13,309	12,237	9%
Industrial	27.2	27.5	(1%)	3,220	3,093	4%
Retail subtotal	408.0	401.2	2%	35,765	32,789	9%
Interdepartmental	13.8	15.2	(9%)	2,080	1,761	18%
Transportation/other	16.8	25.2	(33%)	43,597	38,693	13%
Total revenues/sales	438.6	441.6	(1%)	81,442	73,243	11%
Cost of gas sold	304.5	300.3	1%
Margins	$134.1	$141.3	(5%)

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Gas margins decreased $7 million, or 5%, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL) and the net impacts of weather conditions and Alliant Energy’s weather hedging activities. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $5 million and increased $4 million in the three and nine months ended Sep. 30, 2007, respectively, compared to the same periods in 2006. The three-month decrease was primarily due to a decrease in natural gas prices during the third quarter of 2007 reflecting the impacts of high national gas storage levels during that period. The nine-month increase was primarily due to an increase in sales volumes. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	$--	$--	($7)
Gains (losses) from weather derivatives (a)	--	--	(2)	6
Net weather impact	$--	$--	($2)	($1)

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
HDD (a):	2007	2006	Normal	2007	2006	Normal
Cedar Rapids, Iowa (IPL)	97	181	147	4,207	3,822	4,148
Madison, Wisconsin (WPL)	124	216	198	4,384	4,070	4,549

(a) Actual HDD are calculated using a 65 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - During 2006, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains and losses relative to current commodity prices, as well as other benchmarks, were retained by WPL, with the remainder refunded to or recovered from customers. In January 2007, the PSCW approved WPL’s 2007 retail rate order which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism are retained by WPL, with 65% refunded to or recovered from customers. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $1 million and $3 million in the third quarter of 2007 and 2006, respectively, and $4 million and $12 million in the nine months ended Sep. 30, 2007 and 2006, respectively. Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further changes to the performance-based gas commodity recovery program recently approved by the PSCW. Performance-based gas commodity recovery gains are included with “Transportation/other sales.”

Transportation/other Sales - Transportation/other sales volumes were higher for the three and nine months ended Sep. 30, 2007 compared to the same periods in 2006 largely due to the impact of IPL’s and WPL’s sales of their respective gas distribution properties in Illinois in February 2007. Prior to these asset sales, gas revenues and Dths sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above tables. Upon completion of these asset sales, IPL and WPL entered into separate agreements to continue to provide services to their former retail customers in Illinois. Gas revenues and Dths sold under these agreements are included in transportation/other sales in the above tables.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings and Note 10(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of weather derivatives entered into by IPL and WPL in the fourth quarter of 2007 to reduce potential volatility on their margins from Nov. 1, 2007 through Mar. 31, 2008.

Utility Other Revenues - Other revenues for the utilities decreased $4 million during the nine-month period, primarily due to lower steam sales at IPL resulting from customer contracts that ended in 2006. Changes in utility other revenues were largely offset by changes in utility other operation and maintenance expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Environmental engineering and site remediation
and WindConnect®	$83.7	$42.6	$178.6	$84.0
Transportation	8.4	9.2	24.0	24.7
Non-regulated Generation	7.5	6.8	21.0	19.6
Other	1.7	0.2	1.9	4.6
	$101.3	$58.8	$225.5	$132.9

The increased Environmental engineering and site remediation and WindConnect® revenues for the three- and nine-month periods were primarily due to an increase in large construction management projects related to wind farms. These increased revenues were largely offset by increased non-regulated operation and maintenance expenses. The decreased Other revenues for the nine-month period were primarily due to a $4 million pre-tax gain in the first quarter of 2006 resulting from land sold by Resources to FPL Energy Duane Arnold, LLC as part of the DAEC sale in January 2006.

Utility Other Operation and Maintenance Expenses - Third Quarter 2007 vs. Third Quarter 2006 Summary - Other operation and maintenance expenses for the utilities increased $8 million primarily due to $10 million of higher incentive-related compensation expenses resulting largely from improved performance in the third quarter of 2007 against earnings metrics established within the 2007 short-term incentive plan, $3 million of higher generation expenses largely due to planned maintenance outages in the third quarter of 2007, $2 million of higher amortizations of deferred costs at WPL that are being recovered in rates effective with WPL’s 2007 retail base rate increase and $2 million of higher transmission and distribution expenses. These increases were partially offset by $4 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, $2 million of lower steam generation expenses at IPL and decreases in other administrative and general expenses.

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Other operation and maintenance expenses for the utilities increased $9 million primarily due to $7 million of higher amortizations of deferred costs at WPL that are being recovered in rates effective with WPL’s 2007 retail base rate increase, $6 million of incremental expenses at IPL associated with winter storms in the first quarter of 2007, $5 million of higher transmission and distribution expenses, a $4 million regulatory-related charge at WPL in the first quarter of 2007, $4 million of higher generation expenses at IPL largely due to planned maintenance outages in 2007, $3 million of higher sales of accounts receivable expenses at IPL and costs incurred in 2007 relating to IPL’s proposed sale of its electric transmission assets. These increases were partially offset by $12 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, $8 million of lower steam generation expenses at IPL and decreases in other administrative and general expenses.

2007 Winter Storms in IPL’s Service Territory - In late February 2007, two major Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL completed its initial restoration efforts in early March 2007, and expects permanent repairs to the system to continue throughout 2007. IPL’s current estimate of the total cost of the storms, including an allocated portion of overheads, is approximately $56 million. IPL currently estimates total incremental costs related to the storms of approximately $45 million, including capital expenditures of approximately $39 million and operating expenses of approximately $6 million. IPL does not expect to file a rate case with the IUB in 2007 seeking recovery of costs associated with the storms. However, IPL may address the extraordinary events as part of future rate case proceedings and seek some form of cost recovery. As a result, IPL currently expects that it will not receive rate recovery in 2007 for costs related to the storms. Alliant Energy currently estimates the impact of the incremental expenditures related to its restoration and rebuilding efforts and lost revenues resulting from outages during the storms will reduce its 2007 earnings by approximately $0.05 per share.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Environmental engineering and site remediation
and WindConnect®	$76.7	$39.3	$165.3	$78.8
Transportation	3.9	4.3	11.7	12.5
Non-regulated Generation	0.9	2.3	5.5	8.3
International	--	0.8	--	3.9
Other	2.4	0.9	2.8	5.8
	$83.9	$47.6	$185.3	$109.3

The Environmental engineering and site remediation and WindConnect® variances were largely driven by the same factors impacting the revenue variances discussed above. The decreased Non-regulated Generation expenses for the nine-month period were primarily due to $2 million of costs for a planned maintenance outage at the Neenah facility in the first quarter of 2006. The decreased International expenses for the three- and nine-month periods were due to expenses incurred in 2006 related to Alliant Energy’s Brazil and New Zealand investments, which were sold in January 2006 and December 2006, respectively. The Other expenses variances for the three- and nine-month periods were largely due to changes in incentive-related compensation expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expense increased $1 million during the nine-month period largely due to the impact of utility property additions, substantially offset by $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006 and lower software amortization. Refer to “Other Matters - Other Future Considerations - Depreciation Study” for details on WPL’s filing with the PSCW in the second quarter of 2007 for approval of its most recent depreciation study and “Other Matters - Other Future Considerations - Enterprise Resource Planning Software” for discussion of expected decreases in future software amortization expenses.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities.

Interest Expense - Interest expense decreased $4 million and $21 million during the three- and nine-month periods, respectively, primarily due to the elimination of Resources’ obligation for redeemable preference shares issued by Alliant Energy’s wholly-owned New Zealand subsidiary, AENZ, with the sale of AENZ in December 2006, lower average borrowing rates at IPL due to an increase in the mix of short- versus long-term debt outstanding following several long-term debt retirements in the second half of 2006 and first half of 2007 and interest expense associated with WPL’s interim reserve for rate refund in 2006. The decrease during the nine-month period was also due to the retirement of $358 million of Resources’ senior notes in the first quarter of 2006 and the use of proceeds from the sale of DAEC in the first quarter of 2006 to retire short-term debt at IPL.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on losses incurred on the early extinguishment of Resources’ senior notes in the first quarter of 2006.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments decreased $5 million and $14 million during the three- and nine-month periods, respectively, primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and New Zealand in 2006. Refer to Note 9 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

Interest Income and Other - Interest income and other increased $12 million and $1 million during the three- and nine-month periods, respectively. The three-month increase was primarily due to $14 million of currency transaction losses recorded in the third quarter of 2006 related to the impact of changes in New Zealand currency rates, partially offset by lower interest income on loans to discontinued operations. The nine-month increase was primarily due to a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. These items were substantially offset by lower interest income including interest income on loans to discontinued operations. Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 35.1% and 35.9% for the three- and nine-month periods ended Sep. 30, 2007, compared with 35.1% and 34.1%, respectively, for the same periods in 2006. The effective rate for the three-month period was unchanged as a result of $5 million of income tax benefits recorded in the third quarter of 2007 related to the impact of reaching a settlement with the IRS regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for the tax returns for calendar years 2002 through 2005 being offset by increased state income taxes. The increased effective income tax rate for the nine-month period was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC and increased state income taxes. The increases for the nine-month period were partially offset by changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and the impact of the settlement with the IRS in the third quarter of 2007 discussed previously.

Income (Loss) from Discontinued Operations - Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $12 million primarily due to higher electric margins and a lower effective income tax rate, partially offset by higher operating expenses and lower gas margins.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$155.2	$154.4	1%	1,277	1,211	5%
Commercial	101.3	109.6	(8%)	1,053	1,085	(3%)
Industrial	125.3	134.1	(7%)	1,971	1,993	(1%)
Retail subtotal	381.8	398.1	(4%)	4,301	4,289	--
Sales for resale:
Wholesale	7.0	0.6	1,067%	118	9	1,211%
Bulk power and other	5.9	12.6	(53%)	366	341	7%
Other	10.0	1.9	426%	23	23	--
Total revenues/sales	404.7	413.2	(2%)	4,808	4,662	3%
Electric production fuel and
purchased power expense	152.2	182.5	(17%)
Margins	$252.5	$230.7	9%

Third Quarter 2007 vs. Third Quarter 2006 Summary - Electric margins increased $22 million, or 9%, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities, and an increase in weather-normalized retail sales volumes largely due to the negative impact high electric prices and other economic conditions during the third quarter of 2006 had on customer usage during that period and impacts of ethanol industry growth in IPL’s service territory. These increases were partially offset by the impact of IPL’s sale of its electric distribution properties in Illinois in February 2007.

Electric margins and MWh sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$357.8	$371.8	(4%)	3,256	3,169	3%
Commercial	244.2	263.9	(7%)	2,910	2,930	(1%)
Industrial	311.5	341.9	(9%)	5,792	5,881	(2%)
Retail subtotal	913.5	977.6	(7%)	11,958	11,980	--
Sales for resale:
Wholesale	15.9	1.5	960%	294	29	914%
Bulk power and other	20.1	38.0	(47%)	977	1,033	(5%)
Other	28.3	22.4	26%	71	74	(4%)
Total revenues/sales	977.8	1,039.5	(6%)	13,300	13,116	1%
Electric production fuel and
purchased power expense	403.9	477.4	(15%)
Margins	$573.9	$562.1	2%

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Electric margins increased $12 million, or 2%, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities, and an increase in weather-normalized retail sales volumes largely due to the negative impact high electric prices during the nine months ended Sep. 30, 2006 had on customer usage during that period and impacts of ethanol industry growth in IPL’s service territory. These increases were partially offset by $10 million of higher purchased power capacity costs related to the DAEC PPA, which began in late January 2006, the impacts of IPL’s annual adjustments to unbilled revenue estimates during the second quarter, the impact of IPL’s sale of its electric distribution properties in Illinois in February 2007 and the loss of retail sales during the outages caused by the winter storms in the first quarter of 2007.

Unbilled Revenue Estimates - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of the impacts of IPL’s annual adjustments to unbilled revenue estimates.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$1	($2)	$2	($8)
Losses from weather derivatives (a)	--	(8)	--	(4)
Net weather impact	$1	($10)	$2	($12)

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory)” for IPL’s CDD data and a discussion of the net impact of weather and IPL’s weather hedging activities in 2007 and 2006.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impacts of IPL’s sale of its Illinois electric distribution properties in February 2007 on its electric margins.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on IPL’s electric margins.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$13.1	$17.4	(25%)	816	945	(14%)
Commercial	9.3	9.5	(2%)	983	877	12%
Industrial	5.0	6.6	(24%)	717	852	(16%)
Retail subtotal	27.4	33.5	(18%)	2,516	2,674	(6%)
Interdepartmental	0.5	0.8	(38%)	85	107	(21%)
Transportation/other	2.6	2.4	8%	8,251	7,742	7%
Total revenues/sales	30.5	36.7	(17%)	10,852	10,523	3%
Cost of gas sold	17.2	20.3	(15%)
Margins	$13.3	$16.4	(19%)

Third Quarter 2007 vs. Third Quarter 2006 Summary - Gas margins decreased $3 million, or 19%, primarily due to lower retail sales volumes partially due to weather conditions.

Gas margins and Dth sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$140.6	$138.0	2%	11,244	9,995	12%
Commercial	79.5	78.3	2%	7,535	6,817	11%
Industrial	21.4	21.8	(2%)	2,595	2,510	3%
Retail subtotal	241.5	238.1	1%	21,374	19,322	11%
Interdepartmental	1.7	1.8	(6%)	215	204	5%
Transportation/other	8.9	10.8	(18%)	25,104	23,817	5%
Total revenues/sales	252.1	250.7	1%	46,693	43,343	8%
Cost of gas sold	182.2	180.6	1%
Margins	$69.9	$70.1	--

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Gas margins were consistent for the nine-month period.

Impacts of Weather Conditions - Estimated decreases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	$--	$1	($4)
Gains (losses) from weather derivatives (a)	--	--	(1)	3
Net weather impact	$--	$--	$--	($1)

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for IPL’s HDD data.

Transportation/other Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Transportation/other Sales” for discussion of the impact of IPL’s sale of its Illinois gas distribution properties in February 2007 on its transportation/other sales.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” and “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries” for information relating to utility fuel and natural gas cost recovery. Refer to Note 10(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of weather derivatives entered into by IPL in the fourth quarter of 2007 to reduce potential volatility on its margins from Nov. 1, 2007 through Mar. 31, 2008.

Steam and Other Revenues - Steam and other revenues decreased $2 million for the nine-month period, primarily due to lower steam sales resulting from contracts that ended in 2006. Changes in steam and other revenues were largely offset by changes in other operation and maintenance expenses.

Other Operation and Maintenance Expenses - Third Quarter 2007 vs. Third Quarter 2006 Summary - Other operation and maintenance expenses increased $5 million for the three-month period, primarily due to $6 million of higher incentive-related compensation expenses resulting largely from improved performance in the third quarter of 2007 against earnings metrics established within the 2007 short-term incentive plan, $2 million of higher transmission and distribution expenses and $2 million of higher generation-related expenses. These increases were partially offset by $2 million of lower steam generation expenses and $2 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006.

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Other operation and maintenance expenses increased $6 million for the nine-month period, primarily due to $6 million of incremental expenses associated with the winter storms in the first quarter of 2007, $4 million of higher generation-related expenses largely due to planned maintenance outages in 2007, $3 million of higher sales of accounts receivable expenses, $3 million of higher transmission and distribution expenses, costs incurred in 2007 relating to IPL’s proposed sale of its electric transmission assets and increases in other administrative and general expenses. These increases were partially offset by $8 million of lower steam generation expenses and $7 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006. Refer to “Alliant Energy Results of Operations - Utility Other Operation and Maintenance Expenses - 2007 Winter Storms in IPL’s Service Territory” for additional details of the financial impacts of the winter storms.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $3 million for the nine-month period, largely due to $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense decreased $2 million and $4 million for the three- and nine-month periods, respectively, primarily due to lower average borrowing rates from an increase in the mix of short- versus long-term debt outstanding following several long-term debt retirements in the second half of 2006 and first half of 2007. The decrease during the nine-month period was also due to the use of proceeds from the sale of DAEC in the first quarter of 2006 to retire short-term debt.

Income Taxes - The effective income tax rates were 35.1% and 35.9% for the three- and nine-month periods ended Sep. 30, 2007, compared with 37.2% and 32.9%, respectively, for the same periods in 2006. The decreased effective income tax rate for the three-month period was primarily related to $4 million of income tax benefits recorded in the third quarter of 2007 related to the impact of reaching a settlement with the IRS regarding the audit of IPL’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2005. The increased effective income tax rate for the nine-month period was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC and increased state income taxes. These increases were partially offset by changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and the impact of the settlement with the IRS in the third quarter of 2007 discussed previously.

WPL RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock increased $8 million primarily due to higher electric margins, partially offset by lower gas margins and higher operating expenses.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$119.7	$119.4	--	1,023	1,006	2%
Commercial	64.6	65.2	(1%)	639	631	1%
Industrial	92.2	94.7	(3%)	1,296	1,302	--
Retail subtotal	276.5	279.3	(1%)	2,958	2,939	1%
Sales for resale:
Wholesale	48.8	42.5	15%	849	823	3%
Bulk power and other	(0.3)	9.7	(103%)	168	235	(29%)
Other	3.8	3.0	27%	17	17	--
Total revenues/sales	328.8	334.5	(2%)	3,992	4,014	(1%)
Electric production fuel and
purchased power expense	191.6	217.9	(12%)
Margins	$137.2	$116.6	18%

Third Quarter 2007 vs. Third Quarter 2006 Summary - Electric margins increased $21 million, or 18%, primarily due to the impact of an under-recovery of retail fuel-related costs at WPL in the third quarter of 2006, the impact of the settlement of WPL’s fuel-related rate case in the third quarter of 2006, an increase in weather-normalized retail sales volumes and the net impacts of weather conditions and WPL’s weather hedging activities. These increases were partially offset by the impact of WPL’s sale of its electric distribution properties in Illinois in February 2007. The impact of WPL’s retail fuel-related recoveries is discussed in more detail in “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries.” The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices and other economic conditions during the third quarter of 2006 had on customer usage during that period and impacts of ethanol industry growth in WPL’s service territory.

Electric margins and MWh sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$307.2	$294.9	4%	2,704	2,660	2%
Commercial	170.0	162.2	5%	1,755	1,717	2%
Industrial	253.8	244.2	4%	3,718	3,704	--
Retail subtotal	731.0	701.3	4%	8,177	8,081	1%
Sales for resale:
Wholesale	120.6	110.9	9%	2,356	2,323	1%
Bulk power and other	9.4	22.1	(57%)	686	732	(6%)
Other	13.7	16.6	(17%)	55	52	6%
Total revenues/sales	874.7	850.9	3%	11,274	11,188	1%
Electric production fuel and
purchased power expense	513.1	516.2	(1%)
Margins	$361.6	$334.7	8%

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Electric margins increased $27 million, or 8%, primarily due to the impact of WPL’s 2007 retail base rate increase, which began in January 2007, the impact of an under-recovery of retail fuel-related costs at WPL in the third quarter of 2006, an increase in weather-normalized retail sales volumes, the impact of the settlement of WPL’s fuel-related rate case in the third quarter of 2006 and the net impacts of weather conditions and WPL’s weather hedging activities. These increases were partially offset by the impact of annual adjustments to WPL’s unbilled revenue estimates during the second quarter and the impact of WPL’s sale of its electric distribution properties in Illinois in February 2007. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during the first nine months of 2007. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices during the nine months ended Sep. 30, 2006 had on customer usage during that period and impacts of ethanol industry growth in WPL’s service territory.

Unbilled Revenue Estimates - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of the impacts of WPL’s annual adjustments to unbilled revenue estimates.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$4	$2	$4	$--
Losses from weather derivatives (a)	(3)	(4)	(3)	(2)
Net weather impact	$1	($2)	$1	($2)

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory)” for WPL’s CDD data and a discussion of the net impact of weather and WPL’s weather hedging activities in 2007 and 2006.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impacts of WPL’s sale of its Illinois electric distribution properties in February 2007 on its electric margins.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on WPL’s electric margins.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$9.8	$12.2	(20%)	695	762	(9%)
Commercial	6.8	7.9	(14%)	754	847	(11%)
Industrial	0.1	0.5	(80%)	22	75	(71%)
Retail subtotal	16.7	20.6	(19%)	1,471	1,684	(13%)
Interdepartmental	6.7	6.7	--	1,158	1,021	13%
Transportation/other	2.4	4.0	(40%)	5,787	5,503	5%
Total revenues/sales	25.8	31.3	(18%)	8,416	8,208	3%
Cost of gas sold	14.5	16.0	(9%)
Margins	$11.3	$15.3	(26%)

Third Quarter 2007 vs. Third Quarter 2006 Summary - Gas margins decreased $4 million, or 26%, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL) and lower retail sales volumes partially due to weather conditions.

Gas margins and Dth sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2007	2006	Change	2007	2006	Change
Residential	$101.9	$99.4	3%	7,992	7,464	7%
Commercial	58.8	58.0	1%	5,774	5,420	7%
Industrial	5.8	5.7	2%	625	583	7%
Retail subtotal	166.5	163.1	2%	14,391	13,467	7%
Interdepartmental	12.1	13.4	(10%)	1,865	1,557	20%
Transportation/other	7.9	14.4	(45%)	18,493	14,876	24%
Total revenues/sales	186.5	190.9	(2%)	34,749	29,900	16%
Cost of gas sold	122.3	119.7	2%
Margins	$64.2	$71.2	(10%)

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Gas margins decreased $7 million, or 10%, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL) and the net impacts of weather conditions and WPL’s weather hedging activities. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Impacts of Weather Conditions - Estimated decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	$--	($1)	($3)
Gains (losses) from weather derivatives (a)	--	--	(1)	3
Net weather impact	$--	$--	($2)	$--

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for WPL’s HDD data.

Transportation/other Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Transportation/other Sales” for discussion of the impact of WPL’s sale of its Illinois gas distribution properties in February 2007 on its transportation/other sales.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Performance-based Gas Commodity Recovery Program” for discussion of the impact of this program on WPL’s gas margins. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” and “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries” for information relating to utility fuel and natural gas cost recovery. Refer to Note 10(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of weather derivatives entered into by WPL in the fourth quarter of 2007 to reduce potential volatility on its margins from Nov. 1, 2007 through Mar. 31, 2008.

Other Operation and Maintenance Expenses - Third Quarter 2007 vs. Third Quarter 2006 Summary - Other operation and maintenance expenses increased $2 million primarily due to $4 million of higher incentive-related compensation expenses resulting largely from improved performance in the third quarter of 2007 against earnings metrics established within the 2007 short-term incentive plan and $2 million of higher amortizations of deferred costs that are being recovered in rates effective with WPL’s 2007 retail base rate increase. These increases were partially offset by $2 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006 and decreases in other administrative and general expenses.

Nine Months Ended Sep. 30, 2007 vs. Nine Months Ended Sep. 30, 2006 Summary - Other operation and maintenance expenses increased $3 million primarily due to $7 million of higher amortizations of deferred costs that are being recovered in rates effective with WPL’s 2007 retail base rate increase and a $4 million regulatory-related charge in the first quarter of 2007. These increases were partially offset by $5 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, and decreases in other administrative and general expenses.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Income Taxes - The effective income tax rates were 35.2% and 35.0% for the three- and nine-month periods ended Sep. 30, 2007, compared with 36.3% and 37.6%, respectively, for the same periods in 2006. The decreased effective income tax rate for the nine-month period was primarily due to lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below.

Liquidity Position - At Sep. 30, 2007, Alliant Energy and its subsidiaries had $479.2 million of available capacity under their revolving credit facilities and $108.1 million of cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s financial capitalization structures at Sep. 30, 2007 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,511.8	55.7%	$1,300.6	53.5%	$1,023.8	60.0%
Preferred equity	243.8	5.4%	183.8	7.6%	60.0	3.5%
Long-term debt (incl. current maturities)	1,595.1	35.4%	813.7	33.4%	597.0	35.0%
Short-term debt	159.8	3.5%	133.4	5.5%	26.4	1.5%
	$4,510.5	100.0%	$2,431.5	100.0%	$1,707.2	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2007	2006	2007	2006	2007	2006
Operating activities	$389.6	$345.0	$183.6	$181.0	$208.4	$175.2
Investing activities	(241.7)	367.5	(216.9)	196.5	(114.0)	(88.0)
Financing activities	(305.0)	(797.9)	33.5	(378.2)	(93.7)	(82.7)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - Alliant Energy’s cash flows from operating activities increased $45 million primarily due to lower pension plan contributions, lower interest payments and changes in working capital caused largely by the timing of vendor payments. These increases were partially offset by changes in the level of accounts receivable sold and higher incentive-related compensation payments. IPL’s cash flows from operating activities increased $3 million primarily due to lower pension plan contributions and changes in working capital caused largely by the timing of vendor payments. These increases were substantially offset by changes in the level of accounts receivable sold and higher income tax payments. WPL’s cash flows from operating activities increased $33 million primarily due to changes in working capital caused largely by the timing of vendor payments.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of changes to IPL’s sale of accounts receivable program in March 2007.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - Alliant Energy’s cash flows from investing activities decreased $609 million primarily due to lower proceeds received from asset sales, higher construction expenditures and expenditures for the purchases of emission allowances in the first quarter of 2007. IPL’s cash flows from investing activities decreased $413 million primarily due to proceeds from the sale of its interest in DAEC in the first quarter of 2006, higher construction expenditures largely due to winter storm restoration activities in 2007 and expenditures for purchases of emission allowances in the first quarter of 2007. These decreases were partially offset by proceeds from the sale of its Illinois properties in the first quarter of 2007. WPL’s cash flows used for investing activities increased $26 million primarily due to higher construction expenditures largely due to expenditures for a wind farm project in 2007 and proceeds from the liquidation of nuclear decommissioning trust fund assets in 2006. These increases were partially offset by proceeds from the sale of its Illinois properties in the first quarter of 2007.

Construction and Acquisition Expenditures - Alliant Energy and IPL currently anticipate construction and acquisition expenditures for 2007 of $580 million and $335 million, respectively, reflecting increases of $45 million for both from estimates provided early in 2007. The increases were largely due to incremental capital expenditures related to the winter storms in IPL’s service territory.

Proceeds from Asset Sales - Proceeds from asset sales have been and will be used primarily for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. Refer to “Strategic Overview” for discussion of Alliant Energy’s recent asset divestiture activities.

Cash Flows Used For Continuing Financing Activities -

Historical Changes in Cash Flows Used For Continuing Financing Activities - Alliant Energy’s cash flows used for financing activities decreased $493 million primarily due to changes in the amount of debt issued and retired, including decreased debt premiums, and the retirement of a capital lease obligation in the first quarter of 2006. These decreases were partially offset by increased common stock repurchases. IPL’s cash flows used for financing activities decreased $412 million primarily due to changes in the amount of debt issued and retired, lower common stock dividends and the retirement of a capital lease obligation in the first quarter of 2006. Such variances were largely due to IPL’s sale of its interest in DAEC, including the application of the proceeds in the first quarter of 2006. The decrease was also impacted by a $100 million capital contribution from Alliant Energy in the third quarter of 2007. WPL’s cash flows used for financing activities increased $11 million due to higher common stock dividends, substantially offset by changes in the amount of debt issued and retired.

FERC Financing Authorizations - In October 2007, IPL filed an application with FERC for authorization to issue up to $900 million of long-term debt securities, $500 million of short-term debt securities and $200 million of preferred stock for a period from January 2008 through December 2009. IPL currently anticipates a decision from FERC in the fourth quarter of 2007. IPL’s current financing authority from FERC expires Dec. 31, 2007.

State Regulatory Financing Authorization - In July 2007, the PSCW authorized WPL to issue up to $300 million of long-term debt securities. In accordance with this authorization, WPL issued $300 million of debentures in August 2007.

Shelf Registrations - In the second quarter of 2007, WPL filed a $300 million shelf registration statement with the SEC. Under this shelf registration, WPL issued $300 million of debentures in August 2007. As of Sep. 30, 2007, Alliant Energy, IPL and WPL had $208 million, $250 million and $0 remaining available under their respective shelf registration statements.

Common Stock Dividends - In the third quarter of 2007, WPL paid a special dividend of $100 million to Alliant Energy to realign its capital structure.

Common Stock Issuances - Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of common stock issuances, primarily under its equity incentive plans for employees.

Common Stock Repurchase Program - Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Part II Other Information - Item 2 Unregistered Sales of Equity Securities and Use of Proceeds” for discussion of Alliant Energy’s common stock repurchase program, which was funded from available cash balances.

Short- and Long-term Debt - In October 2007, Alliant Energy, IPL and WPL completed the re-syndication of their respective revolving credit facilities and extended the terms to November 2012. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K. Refer to Notes 4 and 11(c), respectively, of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding changes to IPL’s sale of accounts receivable program and several guarantees and indemnifications outstanding related to Alliant Energy’s, IPL’s and WPL’s recent divestiture activities.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except for the items described in Notes 3, 5, 8, 11(a), 11(b) and 11(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K except as noted below.

In the second quarter of 2007, the Wisconsin DNR approved rules for RACT to address provisions of the Federal ozone attainment plan submittal in Wisconsin. These RACT rules are expected to accelerate NOx emission reductions at WPL’s Edgewater facility beyond the CAIR requirements due to Edgewater’s location in Sheboygan County, which does not meet the current eight-hour ozone National Air Ambient Quality Standards. WPL is evaluating these RACT rules to develop an approach to meet the 2009 and 2013 compliance deadlines. However, final compliance requirements cannot be certain until EPA approvals have been received, which is currently expected in 2008.

WPL may also be subject to proposed rules for BART which address provisions of Federal regional haze regulations and may require additional reductions of NOx and SO2 emissions beyond the CAIR requirements at WPL’s Edgewater, Columbia and Nelson Dewey facilities by a 2013 compliance deadline. In the third quarter of 2007, the Wisconsin DNR recommended that companies with electric generating facilities subject to CAIR requirements consider using their CAIR compliance plan to fulfill any BART requirements. The Wisconsin DNR recommended this regulatory approach until further rulemaking to comply with the EPA’s proposed requirements to reduce regional haze is determined. Final compliance requirements cannot be certain until rules are adopted and all legislative and EPA approvals have been received, which is currently expected in late 2008.

The Wisconsin DNR’s issuance of the Wisconsin CAMR requirements has been further delayed. Wisconsin regulatory requirements under the existing state mercury rule issued in 2004 will be superseded with the Wisconsin CAMR requirements when approved. The 2004 mercury rule includes a requirement to cap mercury emissions beginning in 2008. WPL believes its current CAMR compliance plan includes sufficient controls to meet the 2008 mercury emissions cap. WPL currently expects the Wisconsin CAMR requirements to be issued by the Wisconsin DNR for EPA approval in the second half of 2008.

IPL and WPL completed initial evaluations of the costs of compliance with CAIR and CAMR in 2005 based on the EPA’s model cap-and-trade program. This evaluation was updated in 2007 based on information available regarding state implementation plans and costs and performance of control options. Furthermore, WPL’s updated multi-emissions compliance plan includes actions to address anticipated rule outcomes related to RACT, BART and regional haze as discussed in the above paragraphs. The updated multi-emissions compliance plans for IPL and WPL include investments in air pollution controls for their respective electric generating facilities as well as purchases of emission allowances. IPL’s and WPL’s current estimated construction and acquisition expenditures required to implement their updated multi-emissions compliance plans are as follows (in millions):

	2008 - 2012	2013 - 2018
IPL	$250 - $350	$550 - $650
WPL	550 - 600	0 - 50
Alliant Energy	$800 - $950	$550 - $700

These expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated construction and acquisition expenditures and exclude AFUDC, if applicable. Resources’ construction and acquisition expenditures to meet air emission compliance requirements at its two natural gas-fired generating facilities located in Wisconsin are not expected to be significant. Construction and acquisition expenditure estimates are subject to change based on future changes to plant specific costs of air pollution control technologies, outcomes of state implementation plans for these air rules and any additional requirements based on new air rules. In addition, the selection and timing of installation of air pollution controls for compliance may change as a result of these and other considerations.

In the second quarter of 2007, WPL filed a construction application with the PSCW to install air pollution controls to reduce SO2 emissions at the two existing units of its Nelson Dewey facility. Construction and acquisition expenditures for the Nelson Dewey SO2 air pollution controls are estimated to be $116 million and are included in the above estimates for Alliant Energy’s and WPL’s multi-emissions compliance plans.

In the third quarter of 2007, Alliant Energy issued a letter of commitment for IPL, WPL and Resources to participate in the Chicago Climate Exchange (CCX) for the Phase I membership period covering 2003 through 2006. CCX members voluntarily agree to a carbon dioxide (CO2) emissions baseline level and subsequent annual CO2 emission reduction targets from this baseline level during the membership period covered with their commitment to the CCX. If members reduce their CO2 emissions by less than the reduction targets, they must buy allowances from other CCX members to cover their shortfall. On the other hand, if members reduce their CO2 emissions by more than the reduction targets, they may sell their excess allowances to other CCX members or carryforward their excess allowances for use in future periods. Allowance sales and purchases occur at a market price determined by CCX members through their participation in the market administered by CCX. Alliant Energy anticipates completion of the formal application process for participation in the Phase I period of CCX in the fourth quarter of 2007. Alliant Energy does not anticipate any material adverse impact on its financial condition or results of operations as a result of participating in the CCX for the Phase I period.

In addition, Alliant Energy is currently monitoring various legislative and regulatory proposals at the federal and state levels regarding the control of emissions of air pollutants and GHG. Refer to “Rates and Regulatory Matters” for discussion of a state energy-related law (SF 145) enacted in May 2007 which creates a GHG emissions control plan for Minnesota. Given the highly uncertain outcome and timing of future regulations regarding the control of emissions of GHG, Alliant Energy currently cannot predict the financial impact of any future climate change regulations on its operations.

Refer to Note 11(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s MGP sites.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates and equity prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2006 and such market risks have not changed materially from those reported in the 2006 Form 10-K.

Refer to “Rates and Regulatory Matters” for details of the retail rate recovery mechanism in Wisconsin for electric fuel-related costs and discussion of WPL’s performance-based gas commodity recovery program.

New Accounting Pronouncements - Refer to Note 1(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2006 and such policies have not changed materially from the items reported in the 2006 10-K, except for the items reported below and developments regarding the strategic alternatives for Resources’ natural gas-fired generating facility in Neenah, Wisconsin which are described in “Strategic Overview - Utility Generation Plan.”

Asset Valuations - Long-Lived Assets Held for Sale - In the second quarter of 2007, Alliant Energy sold its investment in Mexico, which completed the divestiture of all business/assets that have previously been classified as held for sale. As a result, Alliant Energy no longer considers asset valuations related to long-lived assets held for sale as a critical accounting policy.

Unbilled Revenues - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of adjustments to unbilled electric revenue estimates in the second quarters of 2007 and 2006.

Income Taxes - Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Alliant Energy’s evaluation of its uncertain tax positions requires a thorough review and analysis of all material tax positions and an assessment of the probability of sustaining the tax benefit. Significant changes in these assessments could have a material impact on Alliant Energy’s financial condition and results of operations. Refer to Notes 1(g) and 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details regarding FIN 48.

Refer to Notes 11(e) and 11(h) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of an IRS audit settlement related to mixed service costs tax deductions and a tax contingency related to capital losses from Alliant Energy’s former Brazil investments, respectively.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and such considerations have not changed materially from the items reported in the 2006 Form 10-K, except as described below.

IPL Service Territory Winter Storms - Refer to “Alliant Energy Results of Operations - Utility Other Operation and Maintenance Expenses - 2007 Winter Storms in IPL’s Service Territory” and Note 11(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of the impacts of winter storms in IPL’s service territory in late February 2007 on Alliant Energy’s and IPL’s financial condition, results of operations and cash flows.

Enterprise Resource Planning Software - Alliant Energy uses an Enterprise Resource Planning (ERP) software system to record, process and report human resources, finance and supply chain transactions. The initial implementation costs for the ERP software were fully amortized as of Aug. 31, 2007. As a result, Alliant Energy expects its 2008 annual amortization expense will decrease approximately $8 million compared to 2007 annual amortization expense amounts.

Depreciation Study - In the second quarter of 2007, WPL filed with the PSCW for approval to implement updated depreciation rates effective Jan. 1, 2008. The updated depreciation rates are based on a recently completed depreciation study related to its utility plant in service. If WPL’s updated depreciation rates are approved by the PSCW, WPL expects its 2008 annual depreciation expense will decrease approximately $8 million compared to 2007 annual depreciation expense amounts before giving consideration to depreciation of ongoing property additions. The impacts of this depreciation study will be considered in WPL’s future rate proceedings. Due to uncertainties such as when and to what extent the new depreciation estimates from the study will be reflected in its rates, WPL is unable to determine whether the impacts of any anticipated decrease in future annual depreciation expense resulting from this study will result in a material impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended Sep. 30, 2007 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2007.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2007 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2006. No material change to such risk factors has occurred during the nine months ended Sep. 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2007 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan (b)	Under the Plan (a) (b)
July 1 to July 31	272	$38.70	--	$61 million
Aug. 1 to Aug. 31	1,617,968	37.88	1,614,826	N/A
Sep. 1 to Sep. 30	269	38.03	--	N/A
Total	1,618,509	37.88	1,614,826

(a)

Includes 272, 2,687 and 269 shares of Alliant Energy common stock for July 1 to July 31, Aug. 1 to Aug. 31, and Sep. 1 to Sep. 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP or the DDCP, which currently do not have expiration dates. Also includes 455 shares of Alliant Energy common stock for Aug. 1 to Aug. 31 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

(b)

On Aug. 3, 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. On Feb. 8, 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. In 2006 and for the nine months ended Sep. 30, 2007, Alliant Energy repurchased 2.9 million and 7.0 million shares of its common stock on the open market for $105 million and $295 million, respectively. At Sep. 30, 2007, Alliant Energy had completed the entire $400 million share repurchase program previously authorized by its Board of Directors.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

4.1	Officers’ Certificate, dated as of Aug. 8, 2007, creating WPL’s 6.375% debentures due Aug. 15, 2037
(incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated Aug. 8, 2007 (File No. 0-337))
10.1	Alliant Energy Deferred Compensation Plan, as amended and restated effective Jan. 1, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Nov. 1, 2007 (File No. 1-9894))
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of November 2007.

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