Form 10-Q
period 2016-03-31
WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2016-05-05
CIK 107832, 52485, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311

1-4117	INTERSTATE POWER AND LIGHT COMPANY	42-0331370
(an Iowa corporation)
Alliant Energy Tower
Cedar Rapids, Iowa 52401
Telephone (319) 786-4411

0-337	WISCONSIN POWER AND LIGHT COMPANY	39-0714890
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311
This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-Q relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by each such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☒  No  ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes ☒  No  ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of March 31, 2016:

Alliant Energy Corporation	Common stock, $0.01 par value, 113,562,651 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2015 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2015
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
DAEC	Duane Arnold Energy Center
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
HDD	Heating degree days
IPL	Interstate Power and Light Company
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PSCW	Public Service Commission of Wisconsin
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
SCR	Selective catalytic reduction
SO2	Sulfur dioxide
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax, financial and health care legislation, and of regulatory agency orders;

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of fuel costs, operating costs, transmission costs, deferred expenditures, capital expenditures, and remaining costs related to EGUs that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa during 2016;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•
the impact of customer- and third party-owned generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention, customer- and third party-owned generation and customer disconnects on sales volumes and margins;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for electric, gas and steam services and their ability to pay their bills;

•
developments that adversely impact the ability to implement the strategic plan, including unanticipated issues with new environmental control equipment for various fossil-fueled EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s Riverside expansion, various replacements, modernization and expansion of IPL’s and WPL’s electric and gas distribution systems, Resources’ electricity output and selling price of such output from its Franklin County wind farm, and the potential decommissioning of certain EGUs of IPL and WPL;

•
issues related to the availability and operations of EGUs, including start-up risks, breakdown or failure of equipment, performance below expected or contracted levels of output or efficiency, operator error, employee safety, transmission constraints, compliance with mandatory reliability standards and risks related to recovery of resulting incremental costs through rates;

•	disruptions in the supply and delivery of natural gas, purchased electricity and coal, including due to the bankruptcy of coal mining companies;

•
changes in the price of delivered coal, natural gas and purchased electricity due to shifts in supply and demand caused by market conditions and regulations, and the ability to recover and to retain the recovery of related changes in purchased power, fuel and fuel-related costs through rates in a timely manner;

•	impacts on equity income from unconsolidated investments due to potential changes to ATC’s authorized return on equity;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the EPA and the Sierra Club, the Consent Decree between IPL, the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, the CCR Rule, future changes in environmental laws and regulations, including the EPA’s regulations for carbon dioxide emissions reductions from new and existing fossil-fueled EGUs, and litigation associated with environmental requirements;

•
the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, state natural resources agencies or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;

•
the impact of penalties or third-party claims related to, or in connection with, a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of gas distribution systems, such as leaks, explosions and mechanical problems, and compliance with gas transmission and distribution safety regulations, such as proposed rules recently issued by the Pipeline and Hazardous Materials Safety Administration;

•	risks associated with integration of a new customer billing and information system, which was completed in the first quarter of 2016;

•
impacts of IPL’s future tax benefits from Iowa rate-making practices, including deductions for repairs expenditures and allocation of mixed service costs, and recoverability of the associated regulatory assets from customers, when the differences reverse in future periods;

•
any material post-closing adjustments related to any past asset divestitures, including the sales of IPL’s Minnesota electric and natural gas assets, RMT and Whiting Petroleum, which could result from, among other things, warranties, parental guarantees or litigation;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•
changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

•
issues related to electric transmission, including operating in Regional Transmission Organization energy and ancillary services markets, the impacts of potential future billing adjustments and cost allocation changes from Regional Transmission Organizations and recovery of costs incurred;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	inability to access technological developments, including those related to wind turbines, solar generation, smart technology and other future technologies;

•	changes in technology that alter the channels through which electric customers buy or utilize power;

•	impacts of ATC’s potential restructuring;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting standards issued periodically by standard-setting bodies, including revenue recognition and lease standards;

•	the impact of changes to production tax credits for wind farms;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	impacts of the extension of bonus depreciation deductions;

•	the ability to successfully complete tax audits and changes in tax accounting methods with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2015 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
	(in millions, except per share amounts)
Operating revenues:
Electric utility	$668.9	$671.3
Gas utility	152.2	198.4
Other utility	13.2	16.4
Non-regulated	9.5	11.3
Total operating revenues	843.8	897.4
Operating expenses:
Electric production fuel and purchased power	200.9	215.9
Electric transmission service	127.9	123.2
Cost of gas sold	95.2	130.8
Other operation and maintenance	145.1	147.9
Depreciation and amortization	102.5	100.2
Taxes other than income taxes	26.3	26.5
Total operating expenses	697.9	744.5
Operating income	145.9	152.9
Interest expense and other:
Interest expense	48.0	46.6
Equity income from unconsolidated investments, net	(10.5)	(6.5)
Allowance for funds used during construction	(13.2)	(6.8)
Interest income and other	(0.2)	(0.1)
Total interest expense and other	24.1	33.2
Income from continuing operations before income taxes	121.8	119.7
Income taxes	21.6	20.5
Income from continuing operations, net of tax	100.2	99.2
Loss from discontinued operations, net of tax	(1.1)	—
Net income	99.1	99.2
Preferred dividend requirements of Interstate Power and Light Company	2.6	2.6
Net income attributable to Alliant Energy common shareowners	$96.5	$96.6
Weighted average number of common shares outstanding (basic and diluted) (a)	113.4	111.1
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted) (a):
Income from continuing operations, net of tax	$0.86	$0.87
Loss from discontinued operations, net of tax	(0.01)	—
Net income	$0.85	$0.87
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$97.6	$96.6
Loss from discontinued operations, net of tax	(1.1)	—
Net income	$96.5	$96.6
Dividends declared per common share (a)	$0.5875	$0.55

(a)	Amounts do not reflect the effects of a two-for-one common stock split approved by Alliant Energy’s Board of Directors on April 20, 2016. Refer to Note 6 for additional details.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4.8	$5.8
Accounts receivable, less allowance for doubtful accounts	390.6	397.6
Production fuel, at weighted average cost	98.0	98.8
Gas stored underground, at weighted average cost	15.9	43.3
Materials and supplies, at weighted average cost	83.3	81.4
Regulatory assets	111.5	120.2
Other	64.4	79.7
Total current assets	768.5	826.8
Property, plant and equipment, net	9,626.6	9,519.1
Investments:
Investment in American Transmission Company LLC	302.5	293.3
Other	21.0	53.0
Total investments	323.5	346.3
Other assets:
Regulatory assets	1,805.7	1,788.4
Deferred charges and other	10.7	14.6
Total other assets	1,816.4	1,803.0
Total assets	$12,535.0	$12,495.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$313.4	$313.4
Commercial paper	213.4	159.8
Accounts payable	323.8	402.4
Regulatory liabilities	193.1	187.1
Other	304.8	296.6
Total current liabilities	1,348.5	1,359.3
Long-term debt, net (excluding current portion)	3,522.7	3,522.2
Other liabilities:
Deferred tax liabilities	2,424.6	2,381.2
Regulatory liabilities	517.9	550.6
Pension and other benefit obligations	446.5	451.8
Other	310.2	306.0
Total other liabilities	3,699.2	3,689.6
Commitments and contingencies (Note 13)
Equity:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 113,562,651 and 113,459,216 shares outstanding (a)	1.1	1.1
Additional paid-in capital	1,673.7	1,663.0
Retained earnings	2,098.9	2,068.9
Accumulated other comprehensive loss	(0.4)	(0.4)
Shares in deferred compensation trust - 214,881 and 215,093 shares at a weighted average cost of $40.36 and $39.69 per share (a)	(8.7)	(8.5)
Total Alliant Energy Corporation common equity	3,764.6	3,724.1
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Total equity	3,964.6	3,924.1
Total liabilities and equity	$12,535.0	$12,495.2

(a)	Share and per share amounts do not reflect the effects of a two-for-one common stock split approved by Alliant Energy’s Board of Directors on April 20, 2016. Refer to Note 6 for additional details.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$99.1	$99.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	102.5	100.2
Deferred tax expense and investment tax credits	22.8	29.7
Other	(17.6)	(0.1)
Other changes in assets and liabilities:
Accounts receivable	(47.8)	6.6
Sales of accounts receivable	57.0	52.0
Gas stored underground	27.4	49.5
Accounts payable	(31.2)	(32.8)
Regulatory liabilities	(28.7)	(6.6)
Other	44.8	17.0
Net cash flows from operating activities	228.3	314.7
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(220.4)	(226.0)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(18.8)	(19.8)
Other	19.2	(5.1)
Net cash flows used for investing activities	(220.0)	(250.9)
Cash flows used for financing activities:
Common stock dividends	(66.5)	(60.7)
Proceeds from issuance of common stock, net	6.2	122.1
Net change in commercial paper	53.6	(99.8)
Other	(2.6)	15.3
Net cash flows used for financing activities	(9.3)	(23.1)
Net increase (decrease) in cash and cash equivalents	(1.0)	40.7
Cash and cash equivalents at beginning of period	5.8	56.9
Cash and cash equivalents at end of period	$4.8	$97.6
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest, net of capitalized interest	($44.5)	($40.2)
Income taxes, net	$—	$0.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$105.0	$119.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
	(in millions)
Operating revenues:
Electric utility	$361.6	$362.6
Gas utility	84.2	111.2
Steam and other	12.9	15.2
Total operating revenues	458.7	489.0
Operating expenses:
Electric production fuel and purchased power	99.4	110.1
Electric transmission service	86.5	83.9
Cost of gas sold	52.4	71.0
Other operation and maintenance	92.0	92.6
Depreciation and amortization	52.7	51.8
Taxes other than income taxes	13.7	14.1
Total operating expenses	396.7	423.5
Operating income	62.0	65.5
Interest expense and other:
Interest expense	24.9	24.1
Allowance for funds used during construction	(10.3)	(5.3)
Interest income and other	—	(0.1)
Total interest expense and other	14.6	18.7
Income before income taxes	47.4	46.8
Income tax benefit	(0.8)	(3.3)
Net income	48.2	50.1
Preferred dividend requirements	2.6	2.6
Earnings available for common stock	$45.6	$47.5
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3.0	$4.5
Accounts receivable, less allowance for doubtful accounts	180.9	200.0
Production fuel, at weighted average cost	60.8	60.2
Gas stored underground, at weighted average cost	3.1	18.2
Materials and supplies, at weighted average cost	47.0	45.7
Regulatory assets	29.7	39.6
Other	13.8	28.2
Total current assets	338.3	396.4
Property, plant and equipment, net	4,993.8	4,925.1
Investments	0.7	19.6
Other assets:
Regulatory assets	1,376.2	1,363.0
Deferred charges and other	4.4	5.0
Total other assets	1,380.6	1,368.0
Total assets	$6,713.4	$6,709.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153.5	$197.2
Regulatory liabilities	133.1	130.9
Other	198.3	203.0
Total current liabilities	484.9	531.1
Long-term debt, net (excluding current portion)	1,857.4	1,856.9
Other liabilities:
Deferred tax liabilities	1,408.9	1,378.0
Regulatory liabilities	335.1	358.3
Pension and other benefit obligations	160.5	160.2
Other	223.7	229.3
Total other liabilities	2,128.2	2,125.8
Commitments and contingencies (Note 13)
Equity:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	33.4	33.4
Additional paid-in capital	1,447.9	1,407.8
Retained earnings	561.6	554.1
Total Interstate Power and Light Company common equity	2,042.9	1,995.3
Cumulative preferred stock	200.0	200.0
Total equity	2,242.9	2,195.3
Total liabilities and equity	$6,713.4	$6,709.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$48.2	$50.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52.7	51.8
Other	3.2	12.8
Other changes in assets and liabilities:
Accounts receivable	(37.5)	(2.2)
Sales of accounts receivable	57.0	52.0
Gas stored underground	15.1	26.4
Accounts payable	(19.5)	(36.1)
Regulatory liabilities	(23.6)	(11.8)
Other	20.8	27.1
Net cash flows from operating activities	116.4	170.1
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(135.3)	(150.6)
Other	12.1	(5.7)
Net cash flows used for investing activities	(123.2)	(156.3)
Cash flows from (used for) financing activities:
Common stock dividends	(38.1)	(35.0)
Capital contributions from parent	40.0	—
Other	3.4	18.5
Net cash flows from (used for) financing activities	5.3	(16.5)
Net decrease in cash and cash equivalents	(1.5)	(2.7)
Cash and cash equivalents at beginning of period	4.5	5.3
Cash and cash equivalents at end of period	$3.0	$2.6
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($22.6)	($18.4)
Income taxes, net	$1.1	$6.2
Significant non-cash investing and financing activities:
Accrued capital expenditures	$47.6	$82.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
	(in millions)
Operating revenues:
Electric utility	$307.3	$308.7
Gas utility	68.0	87.2
Other	0.3	1.2
Total operating revenues	375.6	397.1
Operating expenses:
Electric production fuel and purchased power	101.5	105.8
Electric transmission service	41.4	39.3
Cost of gas sold	42.8	59.8
Other operation and maintenance	52.1	54.0
Depreciation and amortization	47.4	46.0
Taxes other than income taxes	11.6	11.4
Total operating expenses	296.8	316.3
Operating income	78.8	80.8
Interest expense and other:
Interest expense	22.9	23.1
Equity income from unconsolidated investments	(10.7)	(7.8)
Allowance for funds used during construction	(2.9)	(1.5)
Interest income and other	(0.1)	0.1
Total interest expense and other	9.2	13.9
Income before income taxes	69.6	66.9
Income taxes	22.6	21.8
Net income	47.0	45.1
Net income attributable to noncontrolling interest	0.5	0.2
Earnings available for common stock	$46.5	$44.9
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1.3	$0.4
Accounts receivable, less allowance for doubtful accounts	192.6	185.4
Production fuel, at weighted average cost	37.2	38.6
Gas stored underground, at weighted average cost	12.8	25.1
Materials and supplies, at weighted average cost	34.0	33.5
Regulatory assets	81.8	80.6
Other	51.2	59.9
Total current assets	410.9	423.5
Property, plant and equipment, net	4,141.6	4,103.7
Investments:
Investment in American Transmission Company LLC	302.5	293.3
Other	14.7	15.4
Total investments	317.2	308.7
Other assets:
Regulatory assets	429.5	425.4
Deferred charges and other	6.7	9.1
Total other assets	436.2	434.5
Total assets	$5,305.9	$5,270.4

LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$25.5	$19.9
Accounts payable	111.0	136.0
Regulatory liabilities	60.0	56.2
Other	146.7	124.8
Total current liabilities	343.2	336.9
Long-term debt, net (excluding current portion)	1,534.2	1,533.9
Other liabilities:
Deferred tax liabilities	1,025.1	1,005.4
Regulatory liabilities	182.8	192.3
Capital lease obligations - Sheboygan Falls Energy Facility	82.1	83.6
Pension and other benefit obligations	186.4	188.7
Other	169.0	162.0
Total other liabilities	1,645.4	1,632.0
Commitments and contingencies (Note 13)
Equity:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	66.2	66.2
Additional paid-in capital	959.1	959.0
Retained earnings	743.8	731.1
Total Wisconsin Power and Light Company common equity	1,769.1	1,756.3
Noncontrolling interest	14.0	11.3
Total equity	1,783.1	1,767.6
Total liabilities and equity	$5,305.9	$5,270.4
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$47.0	$45.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	47.4	46.0
Deferred tax expense and investment tax credits	18.8	10.1
Other	(10.9)	(0.9)
Other changes in assets and liabilities:
Gas stored underground	12.3	23.1
Accounts payable	(15.3)	4.0
Derivative liabilities	19.5	4.6
Other	4.8	25.8
Net cash flows from operating activities	123.6	157.8
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(85.1)	(75.4)
Other	(6.3)	(3.0)
Net cash flows used for investing activities	(91.4)	(78.4)
Cash flows used for financing activities:
Common stock dividends	(33.8)	(31.8)
Other	2.5	(3.4)
Net cash flows used for financing activities	(31.3)	(35.2)
Net increase in cash and cash equivalents	0.9	44.2
Cash and cash equivalents at beginning of period	0.4	46.7
Cash and cash equivalents at end of period	$1.3	$90.9
Supplemental cash flows information:
Cash (paid) refunded during the period for:
Interest	($21.9)	($22.6)
Income taxes, net	($7.4)	$9.1
Significant non-cash investing and financing activities:
Accrued capital expenditures	$49.7	$32.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 1(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented. In the fourth quarter of 2015, IPL and WPL implemented a change in method of recording income taxes that impacts the separate financial statements of IPL and WPL. As required by GAAP, all prior period financial statements and disclosures presented herein have been restated to reflect these changes.

NOTE 1(b) New Accounting Standards -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL currently expect to adopt this standard on January 1, 2018 and are currently evaluating the impact of this standard on their financial condition and results of operations.

Leases - In February 2016, the Financial Accounting Standards Board issued an accounting standard requiring lease assets and lease liabilities, including operating leases, to be recognized on the balance sheet for all leases with terms longer than 12 months. The standard also requires disclosure of key information about leasing arrangements. Alliant Energy, IPL and WPL are required to adopt this standard on January 1, 2019 and are currently evaluating the impact of this standard on their financial condition and results of operations. Early adoption of this standard is permitted.

NOTE 2. REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Tax-related	$1,002.7	$987.7	$972.0	$958.2	$30.7	$29.5
Pension and OPEB costs	570.0	579.5	293.6	298.1	276.4	281.4
AROs	96.1	92.4	54.1	50.8	42.0	41.6
Derivatives	86.6	70.6	25.5	28.2	61.1	42.4
WPL’s EGUs retired early	43.2	45.0	—	—	43.2	45.0
Emission allowances	26.7	26.9	26.7	26.9	—	—
Commodity cost recovery	26.3	35.9	0.3	2.8	26.0	33.1
Other	65.6	70.6	33.7	37.6	31.9	33.0
	$1,917.2	$1,908.6	$1,405.9	$1,402.6	$511.3	$506.0

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost of removal obligations	$408.1	$406.0	$263.1	$260.4	$145.0	$145.6
IPL’s tax benefit riders	141.1	159.2	141.1	159.2	—	—
Electric transmission cost recovery	51.4	43.5	25.5	21.9	25.9	21.6
Energy efficiency cost recovery	41.6	48.3	—	—	41.6	48.3
Commodity cost recovery	35.2	37.6	20.4	23.5	14.8	14.1
Other	33.6	43.1	18.1	24.2	15.5	18.9
	$711.0	$737.7	$468.2	$489.2	$242.8	$248.5

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the three months ended March 31, 2016, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures.

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs, allocation of insurance proceeds from floods in 2008, and cost of removal expenditures. For the three months ended March 31, 2016, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities decreased by $18 million as follows (in millions):

Electric tax benefit rider credits	$15
Gas tax benefit rider credits	3
$18

Refer to Note 8 for additional details regarding IPL’s tax benefit riders.

Utility Rate Cases -
IPL’s Iowa Retail Electric Rate Settlement Agreement - The IUB approved a settlement agreement in 2014 related to rates charged to IPL’s Iowa retail electric customers. The settlement agreement extends IPL’s Iowa retail electric base rates authorized in its 2009 Test Year rate case through 2016 and provides targeted retail electric customer billing credits. For the three months ended March 31, IPL recorded billing credits to reduce retail electric customers’ bills as follows (in millions):

	2016	2015
Billing credits to reduce retail electric customers’ bills	$2	$6

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Utility -
Emission Controls Project -
WPL’s Edgewater Unit 5 - WPL is currently constructing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. Construction began in 2014 and is expected to be completed in 2016. As of March 31, 2016, Alliant Energy and WPL recorded capitalized expenditures for construction work in progress of $207 million and AFUDC of $10 million for the scrubber and baghouse in “Property, plant and equipment, net” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of March 31, 2016, Alliant Energy and IPL recorded capitalized expenditures for construction work in progress of $492 million and AFUDC of $33 million for Marshalltown in “Property, plant and equipment, net” on their balance sheets.

NOTE 4. RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. As of March 31, 2016, IPL sold $220.5 million of receivables to the third party, received $62.0 million in cash proceeds and recorded deferred proceeds of $154.2 million.

IPL’s maximum and average outstanding cash proceeds related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2016	2015
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$75.0	$118.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	39.1	68.0

For the three months ended March 31, 2016 and 2015, IPL’s costs incurred related to the sales of accounts receivable program were not material.

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2016	December 31, 2015
Customer accounts receivable	$142.7	$109.7
Unbilled utility revenues	77.5	71.3
Other receivables	0.3	0.1
Receivables sold to third party	220.5	181.1
Less: cash proceeds (a)	62.0	5.0
Deferred proceeds	158.5	176.1
Less: allowance for doubtful accounts	4.3	4.1
Fair value of deferred proceeds	$154.2	$172.0

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

As of March 31, 2016, outstanding receivables past due under the Receivables Agreement were $47.5 million. Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2016	2015
Collections reinvested in receivables	$440.2	$505.9
Credit losses, net of recoveries	0.4	1.0

NOTE 5. INVESTMENTS
NOTE 5(a) Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2016	2015	2016	2015
ATC	($10.7)	($7.8)	($10.7)	($7.8)
Other	0.2	1.3	—	—
	($10.5)	($6.5)	($10.7)	($7.8)

NOTE 5(b) Cash Surrender Value of Life Insurance Policies - During the three months ended March 31, 2016, certain of Alliant Energy’s and IPL’s company-owned life insurance policies were liquidated. The related proceeds of $26 million and $18 million were recorded in investing activities in Alliant Energy’s and IPL’s cash flows statements, respectively.

NOTE 6. COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2016	113,459,216
Shareowner Direct Plan issuances	92,231
Equity-based compensation plans (Note 9(b))	11,204
Shares outstanding, March 31, 2016	113,562,651

Common Stock Split - On April 20, 2016, Alliant Energy’s Board of Directors approved a two-for-one common stock split and a proportionate increase in the number of shares of common stock of Alliant Energy from 240 million shares to 480 million shares to implement the stock split. Alliant Energy shareowners of record at the close of business on May 4, 2016 will receive one additional share of Alliant Energy common stock for each share held on that date. The proportionate interest that a shareowner owns in Alliant Energy will not change as a result of the stock split. The additional shares are expected to be distributed on May 19, 2016 and post-split trading is expected to begin on May 20, 2016. Based on common shares outstanding as of March 31, 2016, upon the completion of the stock split, Alliant Energy will have approximately 227 million shares of common stock outstanding. Except as disclosed in the pro forma EPS information below, all share and per share amounts for the three months ended March 31, 2016 and 2015 in this report have been reflected on a pre-split basis. The stock split will require all historical common stock shares and EPS data to be recast in the second quarter of 2016. For the three months ended March 31, pro forma basic and diluted EPS attributable to Alliant Energy common shareowners to reflect the two-for-one common stock split is as follows:

	2016	2015
Basic and diluted EPS:
As reported	$0.85	$0.87
Pro forma	0.43	0.43

Dividend Restrictions - As of March 31, 2016, IPL’s amount of retained earnings that were free of dividend restrictions was $562 million. As of March 31, 2016, WPL’s amount of retained earnings that were free of dividend restrictions was $101 million for the remainder of 2016.

Restricted Net Assets of Subsidiaries - As of March 31, 2016, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.5 billion and $1.7 billion, respectively.

Capital Transactions with Subsidiaries - For the three months ended March 31, 2016, IPL received capital contributions of $40.0 million from its parent company. For the three months ended March 31, 2016, IPL and WPL paid common stock dividends of $38.1 million and $33.8 million, respectively, to their parent company.

Comprehensive Income - For the three months ended March 31, 2016 and 2015, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2016 and 2015, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

NOTE 7. DEBT
Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
March 31, 2016	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$213.4	$187.9	$—	$25.5
Weighted average remaining maturity	2 days	2 days	N/A	1 day
Weighted average interest rates	0.6%	0.6%	N/A	0.4%
Available credit facility capacity	$786.6	$112.1	$300.0	$374.5

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2016	2015	2016	2015	2016	2015
Maximum amount outstanding (based on daily outstanding balances)	$242.6	$151.3	$—	$1.4	$55.7	$—
Average amount outstanding (based on daily outstanding balances)	$199.0	$127.9	$—	$—	$25.8	$—
Weighted average interest rates	0.6%	0.4%	N/A	0.4%	0.4%	N/A

NOTE 8. INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2016	2015	2016	2015	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(8.7)	(9.9)	(20.7)	(25.2)	—	—
Effect of rate-making on property-related differences	(6.8)	(6.1)	(15.2)	(14.6)	(0.8)	(0.6)
Production tax credits	(6.3)	(6.2)	(6.7)	(7.1)	(6.5)	(6.2)
Other items, net	4.5	4.3	5.9	4.8	4.8	4.4
Overall income tax rate	17.7%	17.1%	(1.7%)	(7.1%)	32.5%	32.6%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Deferred Tax Assets and Liabilities - For the three months ended March 31, 2016, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $43.4 million, $30.9 million and $19.7 million, respectively. These increases in non-current deferred tax liabilities were primarily due to property-related differences recorded during the three months ended March 31, 2016.

Carryforwards - At March 31, 2016, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

		Alliant Energy		IPL		WPL
	Earliest Expiration Date	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets	Tax Carryforwards	Deferred Tax Assets
Federal net operating losses	2030	$733	$252	$330	$111	$298	$104
State net operating losses	2018	748	39	20	1	47	2
Federal tax credits	2022	250	246	89	86	101	101
			$537		$198		$207

NOTE 9. BENEFIT PLANS
NOTE 9(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included in the tables below (in millions). In IPL’s and WPL’s tables below, the defined benefit pension plans costs represent those respective costs for their bargaining unit employees covered under the qualified plans that they sponsor, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In IPL’s and WPL’s tables below, the OPEB plans costs (credits) represent respective costs (credits) for their employees, as well as amounts directly assigned to them related to their current and former non-bargaining employees who are participants in the Corporate Services sponsored OPEB plan.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2016	2015	2016	2015
Service cost	$3.2	$4.0	$1.3	$1.4
Interest cost	13.3	13.4	2.3	2.2
Expected return on plan assets	(16.4)	(18.7)	(1.5)	(2.1)
Amortization of prior service credit	(0.1)	(0.1)	(1.0)	(2.8)
Amortization of actuarial loss	9.3	8.8	1.2	1.2
Additional benefit costs	—	0.2	—	—
	$9.3	$7.6	$2.3	($0.1)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2016	2015	2016	2015
Service cost	$1.9	$2.2	$0.6	$0.6
Interest cost	6.1	6.2	1.0	0.9
Expected return on plan assets	(7.7)	(8.9)	(1.0)	(1.4)
Amortization of prior service credit	—	—	(0.7)	(1.5)
Amortization of actuarial loss	4.1	3.8	0.6	0.6
	$4.4	$3.3	$0.5	($0.8)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2016	2015	2016	2015
Service cost	$1.2	$1.4	$0.5	$0.6
Interest cost	5.6	5.6	0.9	0.9
Expected return on plan assets	(7.1)	(8.1)	(0.2)	(0.4)
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.9)
Amortization of actuarial loss	4.4	4.2	0.5	0.6
Additional benefit costs	—	0.2	—	—
	$4.2	$3.4	$1.5	$0.8

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three months ended March 31, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions and include allocated costs associated with Corporate Services employees for IPL and WPL, were as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
401(k) costs	$6.2	$6.7	$3.1	$3.4	$2.8	$2.9

NOTE 9(b) Equity-based Compensation Plans - A summary of compensation expense, including amounts allocated to IPL and WPL, and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Compensation expense	$5.3	$3.2	$2.8	$1.7	$2.3	$1.4
Income tax benefits	2.2	1.3	1.1	0.7	0.9	0.6

As of March 31, 2016, total unrecognized compensation cost related to share-based compensation awards was $12.9 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Other operation and maintenance” in the income statements.

Performance Shares and Performance Units - A summary of the performance shares and performance units activity, with amounts representing the target number of awards, was as follows:

	Performance Shares		Performance Units
	2016	2015	2016	2015
Nonvested awards, January 1	144,215	144,424	58,206	63,665
Granted	33,776	45,403	11,959	17,837
Vested	(49,093)	(45,612)	(21,380)	(22,845)
Forfeited	(615)	—	(382)	(93)
Nonvested awards, March 31	128,283	144,215	48,403	58,564

Granted Awards - For the performance units granted in 2016, each performance unit’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. For the performance units granted prior to 2016, each performance unit’s value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award.

Vested Awards - During the three months ended March 31, certain performance shares and performance units vested, resulting in payouts (a combination of cash and common stock for the performance shares and cash only for the performance units) as follows:

	Performance Shares		Performance Units
	2016	2015	2016	2015
	2013 Grant	2012 Grant	2013 Grant	2012 Grant
Performance awards vested	49,093	45,612	21,380	22,845
Percentage of target number of performance awards	165.0%	167.5%	165.0%	167.5%
Aggregate payout value (in millions)	$5.1	$5.1	$1.7	$1.6
Payout - cash (in millions)	$2.9	$3.2	$1.7	$1.6
Payout - common stock shares issued	11,204	10,975	N/A	N/A

Fair Value of Awards - Information related to fair values of nonvested performance shares and performance units at March 31, 2016, by year of grant, was as follows:

	Performance Shares			Performance Units
	2016 Grant	2015 Grant	2014 Grant	2016 Grant	2015 Grant	2014 Grant
Nonvested awards	33,161	45,403	49,719	11,959	17,209	19,235
Alliant Energy common stock closing price on March 31, 2016	$74.28	$74.28	$74.28	$74.28	N/A	N/A
Alliant Energy common stock closing price on grant date	N/A	N/A	N/A	N/A	$65.09	$53.77
Estimated payout percentage based on performance criteria	108%	90%	138%	108%	90%	138%
Fair values of each nonvested award	$80.22	$66.85	$102.51	$80.22	$58.58	$74.20

At March 31, 2016, fair values of nonvested performance shares and performance units were calculated based on Alliant Energy’s stock price and anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group over the performance period. The portion of the fair values based on anticipated total shareowner returns was estimated using a model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, January 1	95,122	$59.17	98,812	$50.69
Granted	—	—	45,403	65.09
Vested (a)	—	—	(49,093)	47.58
Nonvested shares, March 31	95,122	59.17	95,122	59.17

(a)	In 2015, 49,093 performance contingent restricted shares granted in 2013 vested because the specified performance criteria for such shares were met.

Performance Restricted Stock Units and Performance Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees in the first quarter of 2016 referred to as performance restricted stock units, performance restricted units and key employee performance restricted units. Payouts of these units are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations) during the three-year performance period. The actual number of units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. If performance targets are not met during the performance period, these units are forfeited. Subject to achievement of the performance criteria, payouts of nonvested units are prorated in the event of retirement, death or disability during the first year of the performance period based on time worked during the first year of the period, and are prorated upon involuntary termination without cause based on time worked during the entire period. Subject to achievement of the performance criteria, payouts of units to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the performance period.

Performance Restricted Stock Units - Performance restricted stock units must be paid out in shares and are accounted for as equity awards. Each performance restricted stock unit’s value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. A summary of the performance restricted stock units activity, with amounts representing the target number of units, was as follows:

	2016
	Units	Weighted Average Grant Date Fair Value
Granted	33,776	$67.85
Forfeited	(615)	67.80
Nonvested units, March 31	33,161	67.85

Performance Restricted Units - Performance restricted units must be paid out in cash and are accounted for as liability awards. Each performance restricted unit’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the performance period. A summary of the performance restricted units activity, with amounts representing the target number of units, was as follows:

2016
Granted	11,959
Nonvested units, March 31	11,959

Key Employee Performance Restricted Units - Key employee performance restricted units must be paid out in cash and are accounted for as liability awards. Each key employee performance restricted unit’s value is based on the closing market price of one share of Alliant Energy’s common stock on the grant date of the award. A summary of the key employee performance restricted units activity, with amounts representing the target number of units, was as follows:

	2016
	Units	Weighted Average Grant Date Fair Value
Granted	22,528	$67.80
Nonvested units, March 31	22,528	67.80

Restricted Stock Units and Restricted Units - Alliant Energy granted new types of share-based compensation awards to key employees in the first quarter of 2016 referred to as restricted stock units and restricted units. Payouts of these units are based on the expiration of a three-year time-vesting period. Payouts of nonvested units are prorated in the event of retirement, death or disability during the first year of the time-vesting period based on time worked during the first year of the period, and are prorated upon involuntary termination without cause based on time worked during the entire period. Upon expiration of the time-vesting period, payouts of units to participants who terminate employment after the first year of the period due to retirement, death or disability are not prorated. Participants’ nonvested units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause during the time-vesting period. Each restricted stock unit’s and restricted unit’s value is based on the closing market price of one share of Alliant Energy’s common stock at the end of the time-vesting period. Restricted stock units can be paid out in shares of Alliant Energy common stock, cash or a combination of cash and stock. Restricted units must be paid out in cash. Alliant Energy assumes it will make future payouts of its restricted stock units and restricted units in cash; therefore, restricted stock units and restricted units are accounted for as liability awards. A summary of the restricted stock units and restricted units activity was as follows:

	2016
	Restricted Stock Units	Restricted Units
Granted	28,952	10,251
Forfeited	(527)	—
Nonvested units, March 31	28,425	10,251

Performance-Contingent Cash Awards - A summary of the performance-contingent cash awards activity was as follows:

	2016	2015
Nonvested awards, January 1	81,876	78,930
Granted	—	41,105
Vested (a)	—	(37,332)
Forfeited	(382)	(469)
Nonvested awards, March 31	81,494	82,234

(a)	In 2015, 37,332 performance-contingent cash awards granted in 2013 vested, resulting in cash payouts valued at $2.4 million.

NOTE 10. ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Balance, January 1	$214.0	$114.0	$132.9	$51.8	$71.9	$52.4
Revisions in estimated cash flows	0.5	—	0.5	—	—	—
Liabilities settled	(2.7)	(2.2)	(0.7)	(2.2)	(2.0)	—
Liabilities incurred	0.7	—	0.7	—	—	—
Accretion expense	1.6	1.0	0.9	0.4	0.6	0.4
Balance, March 31	$214.1	$112.8	$134.3	$50.0	$70.5	$52.8

NOTE 11. FAIR VALUE MEASUREMENTS
Valuation Hierarchy - At each reporting date, Level 1 items included IPL’s 5.1% cumulative preferred stock, Level 2 items included certain non-exchange traded commodity contracts and substantially all of the long-term debt instruments, and Level 3 items included FTRs, certain non-exchange traded commodity contracts and IPL’s deferred proceeds.

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and rail transportation costs. Risk policies are maintained that govern the use of such derivative instruments. Derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap and physical forward contracts (IPL and WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contracts (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)
Manage rail transportation costs	Diesel fuel swap contracts (WPL)

Swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. A portion of these indicative price quotations were corroborated using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. Commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. Swap, option and physical forward commodity contracts were predominately at liquid trading points. FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 12 for additional details of derivative assets and derivative liabilities.

The fair value measurements of Level 3 derivative instruments include observable and unobservable inputs. The observable inputs are obtained from third-party pricing sources, counterparties and brokers and include bids, offers, historical transactions (including historical price differences between locations with both observable and unobservable prices) and executed trades. The significant unobservable inputs used in the fair value measurement of commodity contracts are forecasted electricity, natural gas and coal prices, and the expected volatility of such prices. Significant changes in any of those inputs would result in a significantly lower or higher fair value measurement.

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash amounts received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 4 for additional information regarding deferred proceeds.

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date.

Cumulative preferred stock - The fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange at each reporting date.

Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and related estimated fair values of other financial instruments were as follows (in millions):

Alliant Energy	March 31, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$7.7	$—	$1.2	$6.5	$7.7	$18.4	$—	$2.5	$15.9	$18.4
Deferred proceeds	154.2	—	—	154.2	154.2	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	84.0	—	11.6	72.4	84.0	64.6	—	16.0	48.6	64.6
Long-term debt (including current maturities)	3,836.1	—	4,452.3	3.3	4,455.6	3,835.6	—	4,332.4	3.7	4,336.1
Cumulative preferred stock of IPL	200.0	208.3	—	—	208.3	200.0	206.6	—	—	206.6

IPL	March 31, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$5.8	$—	$1.1	$4.7	$5.8	$15.5	$—	$2.0	$13.5	$15.5
Deferred proceeds	154.2	—	—	154.2	154.2	172.0	—	—	172.0	172.0
Liabilities and equity:
Derivatives	23.3	—	5.5	17.8	23.3	23.4	—	8.0	15.4	23.4
Long-term debt (including current maturities)	1,857.4	—	2,147.2	—	2,147.2	1,856.9	—	2,092.7	—	2,092.7
Cumulative preferred stock	200.0	208.3	—	—	208.3	200.0	206.6	—	—	206.6

WPL	March 31, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying	Level	Level	Level		Carrying	Level	Level	Level
	Amount	1	2	3	Total	Amount	1	2	3	Total
Assets:
Derivatives	$1.9	$—	$0.1	$1.8	$1.9	$2.9	$—	$0.5	$2.4	$2.9
Liabilities and equity:
Derivatives	60.7	—	6.1	54.6	60.7	41.2	—	8.0	33.2	41.2
Long-term debt (including current maturities)	1,534.2	—	1,854.3	—	1,854.3	1,533.9	—	1,793.0	—	1,793.0

Unrealized gains and losses from derivative instruments are generally recorded with offsets to regulatory assets or regulatory liabilities, based on fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2016	2015	2016	2015
Beginning balance, January 1	($32.7)	$17.9	$172.0	$177.2
Total net losses included in changes in net assets (realized/unrealized)	(31.4)	(18.1)	—	—
Transfers into Level 3	0.9	—	—	—
Sales	(0.6)	(0.9)	—	—
Settlements (a)	(2.1)	(12.0)	(17.8)	(59.5)
Ending balance, March 31	($65.9)	($13.1)	$154.2	$117.7
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($30.0)	($16.5)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2016	2015	2016	2015
Beginning balance, January 1	($1.9)	$19.4	$172.0	$177.2
Total net losses included in changes in net assets (realized/unrealized)	(7.6)	(12.5)	—	—
Transfers into Level 3	0.5	—	—	—
Sales	(0.6)	(0.9)	—	—
Settlements (a)	(3.5)	(11.0)	(17.8)	(59.5)
Ending balance, March 31	($13.1)	($5.0)	$154.2	$117.7
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($6.6)	($10.7)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2016	2015
Beginning balance, January 1	($30.8)	($1.5)
Total net losses included in changes in net assets (realized/unrealized)	(23.8)	(5.6)
Transfers into Level 3	0.4	—
Settlements	1.4	(1.0)
Ending balance, March 31	($52.8)	($8.1)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31	($23.4)	($5.8)

(a)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2016	($67.9)	$2.0	($15.0)	$1.9	($52.9)	$0.1
December 31, 2015	(43.1)	10.4	(12.3)	10.4	(30.8)	—

NOTE 12. DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of March 31, 2016, gross notional amounts and settlement/delivery years related to outstanding swap contracts, option contracts, physical forward contracts, FTRs, coal contracts and diesel fuel contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	Electricity		FTRs		Natural Gas		Coal		Diesel Fuel
	MWhs	Years	MWhs	Years	Dths	Years	Tons	Years	Gallons	Years
Alliant Energy	5,115	2016-2018	3,768	2016	94,635	2016-2020	4,240	2016-2018	5,292	2016-2017
IPL	660	2016	2,232	2016	49,747	2016-2020	1,661	2016-2018	—	—
WPL	4,455	2016-2018	1,536	2016	44,888	2016-2020	2,579	2016-2018	5,292	2016-2017

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheets as assets or liabilities. The fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other liabilities” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Current derivative assets	$6.1	$15.1	$4.8	$13.8	$1.3	$1.3
Non-current derivative assets	1.6	3.3	1.0	1.7	0.6	1.6
Current derivative liabilities	56.3	47.3	18.7	18.5	37.6	28.8
Non-current derivative liabilities	27.7	17.3	4.6	4.9	23.1	12.4

Unrealized gains and losses from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets. Refer to Notes 2 and 11 for further discussion.

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. At March 31, 2016 and December 31, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position was not materially different than amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered.

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, amounts would not be materially different from gross amounts of derivative assets and derivative liabilities at March 31, 2016 and December 31, 2015. Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
NOTE 13(a) Capital Purchase Obligations - Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include generation maintenance and performance improvements for Marshalltown Combustion Turbine Units 1-3. WPL’s projects include generation maintenance and performance improvements at Columbia Units 1 and 2, the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions, and the installation of an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. At March 31, 2016, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain contractual obligations for these projects were $30 million, $15 million and $15 million, respectively.

NOTE 13(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts help meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At March 31, 2016, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,390	$1,390	$—
Other	145	1	144
	1,535	1,391	144
Natural gas	408	225	183
Coal (b)	238	102	136
SO2 emission allowances	8	8	—
Other (c)	24	5	2
	$2,213	$1,731	$465

(a)	Includes payments required by purchased power agreements for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of March 31, 2016 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2016.

NOTE 13(c) Legal Proceedings -
Flood Damage Claims - In 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In February 2016, the Iowa District Court for Linn County ruled in favor of Alliant Energy and CRANDIC and dismissed all claims against them, resulting in no loss. In March 2016, plaintiffs filed a notice of appeal with the Supreme Court of Iowa, and the plaintiffs’ right to appeal has been challenged by another defendant. There is no deadline for the Supreme Court of Iowa to rule on the motion challenging the appeal.

NOTE 13(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. The indemnification obligations either cease to exist when the statute of limitation for such claims is met or, in the case of RMT’s projects, when the warranty period under the agreements expires. The contractual warranty periods for RMT’s projects generally range from 12 to 60 months with the latest expiring in 2016. Limited warranties may be extended in certain cases for warranty work performed.

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of March 31, 2016, Alliant Energy had $123 million of performance guarantees outstanding, with $48 million and $75 million currently expected to expire in 2016 and 2017, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of March 31, 2016. Alliant Energy does not currently believe that the range of future potential loss from any warranty claims will be material. Refer to Note 16 for further discussion of RMT, including amounts Alliant Energy recorded to “Operating expenses” during the three months ended March 31, 2016 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Resources, as the successor to a predecessor entity that owned Whiting Petroleum, continues to guarantee the partnership obligations of an affiliate of Whiting Petroleum under general partnership agreements in the oil and gas industry, including with respect to the future abandonment of certain platforms off the coast of California and related onshore plant and equipment owned by the partnerships. The guarantees do not include a maximum limit. As of March 31, 2016, the present value of the abandonment obligations is estimated at $29 million. Alliant Energy is not aware of any material liabilities related to these guarantees of which it is probable that Resources will be obligated to pay and therefore has not recognized any material liabilities related to this guarantee as of March 31, 2016.

IPL’s Minnesota Electric Distribution Assets - IPL provided indemnifications associated with the July 2015 sale of its Minnesota electric distribution assets for losses resulting from potential breach of IPL’s representations, warranties and obligations under the sale agreement. Alliant Energy and IPL believe the likelihood of having to make any material cash payments under these indemnifications is remote. IPL has not recorded any material liabilities related to these indemnifications as of March 31, 2016. The general terms of the indemnifications provided by IPL included a maximum limit of $17 million and expire in October 2020.

NOTE 13(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 24 and 5 sites, respectively.

Environmental liabilities related to the MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At March 31, 2016, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$12	-	$28	$10	-	$24	$2	-	$4
Current and non-current environmental liabilities	16			13			3

WPL Consent Decree - In 2013, the U.S. District Court for the Western District of Wisconsin approved a Consent Decree that WPL, along with the other owners of Edgewater and Columbia, entered into with the EPA and the Sierra Club, thereby resolving claims against WPL. Such claims included allegations that the owners of Edgewater, Nelson Dewey and Columbia violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan designed to implement the CAA.

WPL has completed various requirements under the Consent Decree. WPL’s remaining requirements include installing a scrubber and baghouse at Edgewater Unit 5 by December 31, 2016 and an SCR system at Columbia Unit 2 by December 31, 2018. WPL is also required to fuel switch or retire Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and particulate matter for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2 and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. WPL is in the process of completing approximately $7 million in environmental mitigation projects.

Alliant Energy and WPL currently expect to recover material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers. The recovery of such costs will be decided by the PSCW in future rate cases or other proceedings.

IPL Consent Decree - In 2015, the U.S. District Court for the Northern District of Iowa approved a Consent Decree that IPL entered into with the EPA, the Sierra Club, the State of Iowa and Linn County in Iowa, thereby resolving potential CAA issues associated with emissions from IPL’s coal-fired generating facilities in Iowa. IPL has completed various requirements under the Consent Decree. IPL’s remaining requirements include installing an SCR system or equivalent NOx reduction system at the Ottumwa Generating Station by December 31, 2019; fuel switching or retiring Prairie Creek Unit 4 by June 1, 2018, the Burlington Generating Station by December 31, 2021 and Prairie Creek Units 1 and 3 by December 31, 2025; and either installing combined cycle technology at, or retiring, the Dubuque and Sutherland Generating Stations by June 1, 2019.

The Consent Decree also establishes SO2, NOx and particulate matter emission rate limits with varying averaging times for the Burlington, Lansing, M.L. Kapp, Ottumwa and Prairie Creek Generating Stations. In addition, the Consent Decree includes calendar-year SO2 and NOx emission caps for the Prairie Creek Generating Station, and calendar-year SO2 and NOx emission caps in aggregate for the Burlington, Dubuque, Lansing, M.L. Kapp, Ottumwa, Prairie Creek and Sutherland Generating Stations. IPL will also complete approximately $6 million in environmental mitigation projects.

Alliant Energy and IPL currently expect to recover material costs incurred by IPL related to the environmental control systems and environmental mitigation projects from IPL’s electric customers. The recovery of such costs will be decided by IPL’s regulators in future rate cases or other proceedings.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental rules are monitored that may have a significant impact on future operations. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of each of these rules is not able to be determined; however future capital investments and/or modifications to EGUs to comply with certain of these rules could be significant. Specific current, proposed or potential environmental matters include, among others: Cross-State Air Pollution Rule, Ozone NAAQS Rule, Federal Clean Water Act including Section 316(b), Effluent Limitation Guidelines, Hydroelectric Fish Passage Device, CCR Rule, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases, including carbon emissions from new (CAA Section 111(b)) and existing (CAA Section 111(d)) fossil-fueled EGUs.

NOTE 14. SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2016
Operating revenues	$668.9	$152.2	$13.2	$834.3	$9.5	$843.8
Operating income	109.8	28.8	2.2	140.8	5.1	145.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				92.1	5.5	97.6
Loss from discontinued operations, net of tax				—	(1.1)	(1.1)
Net income				92.1	4.4	96.5
Three Months Ended March 31, 2015
Operating revenues	$671.3	$198.4	$16.4	$886.1	$11.3	$897.4
Operating income	104.7	36.3	5.3	146.3	6.6	152.9
Net income attributable to Alliant Energy common shareowners				92.4	4.2	96.6

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2016
Operating revenues	$361.6	$84.2	$12.9	$458.7
Operating income	43.4	15.8	2.8	62.0
Earnings available for common stock				45.6
Three Months Ended March 31, 2015
Operating revenues	$362.6	$111.2	$15.2	$489.0
Operating income	40.3	20.6	4.6	65.5
Earnings available for common stock				47.5

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2016
Operating revenues	$307.3	$68.0	$0.3	$375.6
Operating income (loss)	66.4	13.0	(0.6)	78.8
Earnings available for common stock				46.5
Three Months Ended March 31, 2015
Operating revenues	$308.7	$87.2	$1.2	$397.1
Operating income	64.4	15.7	0.7	80.8
Earnings available for common stock				44.9

NOTE 15. RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services, depreciation and amortization of property, plant and equipment, and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO. The amounts billed for services provided, sales credited and purchases for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2016	2015	2016	2015
Corporate Services billings	$38	$36	$33	$28
Sales credited	1	4	1	6
Purchases billed	96	79	19	14

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Net payables to Corporate Services	$100	$93	$59	$54

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2016	2015
ATC billings to WPL	$27	$25
WPL billings to ATC	3	2

WPL owed ATC net amounts of $8 million as of March 31, 2016 and $8 million as of December 31, 2015.

NOTE 16. DISCONTINUED OPERATIONS
In 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three months ended March 31 was as follows (in millions):

2016
Operating expenses	$1.9
Loss before income taxes	(1.9)
Income tax benefit	(0.8)
Loss from discontinued operations, net of tax	($1.1)

Refer to Note 13(d) for further discussion of warranty claims associated with RMT that have resulted in operating expenses subsequent to the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report as well as the financial statements, notes and MDA included in the 2015 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Iowa. IPL also sells electricity to wholesale customers in Minnesota, Illinois and Iowa. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas to retail customers in select markets in Wisconsin. WPL also sells electricity to wholesale customers in Wisconsin. At March 31, 2016, WPL and Resources, through their ownership interests in WPL Transco, LLC, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities, ATC and Corporate Services		Non-regulated and Parent
- Retail electric and gas services in IA (IPL)		- Transportation (Resources)
- Retail electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Wholesale electric service in MN, IL & IA (IPL)
- Wholesale electric service in WI (WPL)
- Corporate Services

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2016		2015
	Income (Loss)	EPS (a)	Income (Loss)	EPS (a)
Continuing operations:
Utilities, ATC and Corporate Services	$95.4	$0.84	$95.1	$0.86
Non-regulated and Parent	2.2	0.02	1.5	0.01
Income from continuing operations	97.6	0.86	96.6	0.87
Loss from discontinued operations	(1.1)	(0.01)	—	—
Net income	$96.5	$0.85	$96.6	$0.87

(a)	Amounts do not reflect the effects of a two-for-one common stock split approved by Alliant Energy’s Board of Directors on April 20, 2016. Refer to Note 6 for additional details.

The table above includes EPS from continuing operations for utilities, ATC and Corporate Services, and non-regulated and parent, which are non-GAAP financial measures. Alliant Energy believes EPS from continuing operations for utilities, ATC and Corporate Services, and non-regulated and parent are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance.

Lower EPS from continuing operations in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to lower electric and gas sales attributed to warmer temperatures in early 2016 compared to early 2015, higher depreciation expense and the dilution impact of common shares issued in 2015. These items were partially offset by higher AFUDC, lower retail electric customer billing credits at IPL, higher electric sales due to the additional day for leap year in 2016, and lower energy efficiency cost recovery amortization at WPL.

Refer to “Results of Operations” for additional details regarding the various factors impacting earnings during the first quarters of 2016 and 2015.

2016 Overview - Alliant Energy, IPL and WPL continue to focus on achieving financial objectives and executing their strategic plan, including providing competitive value and exceptional service for their customers and finding innovative ways to operate the business more efficiently and provide flexible energy resources. Key developments since the filing of the 2015 Form 10-K include the following:

•
WPL’s Construction of the Riverside Expansion - In March 2016, WPL received a decision from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. The Riverside expansion is subject to the receipt of various other approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2020.

•
Common Stock Split - In April 2016, Alliant Energy’s Board of Directors approved a two-for-one common stock split and a proportionate increase in the number of shares of common stock of Alliant Energy from 240 million shares to 480 million shares to implement the stock split. Alliant Energy shareowners of record at the close of business on May 4, 2016 will receive one additional share of Alliant Energy common stock for each share held on that date. The proportionate interest that a shareowner owns in Alliant Energy will not change as a result of the stock split. The additional shares are expected to be distributed on May 19, 2016 and post-split trading is expected to begin on May 20, 2016. Based on common shares outstanding as of March 31, 2016, upon the completion of the stock split, Alliant Energy will have approximately 227 million shares of common stock outstanding. The stock split will require all historical common stock shares and EPS data to be recast in the second quarter of 2016.

Future Developments - The following includes key items expected to impact Alliant Energy, IPL and WPL in the future that have been identified since the filing of the 2015 Form 10-K:

•
Gas Transmission and Distribution Systems - In March 2016, the Pipeline and Hazardous Materials Safety Administration announced proposed regulations to update safety requirements for gas pipelines. The proposed regulations would add new assessment and repair criteria for gas pipelines, and require a systematic approach to verify a pipeline’s maximum allowable operating pressure. IPL and WPL currently anticipate final regulations will be issued in 2017.

31

•
Attachment “O” Rates - In March 2016, FERC issued an order concluding that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions. The FERC order requires ITC to recalculate its Attachment “O” rate to simulate taking bonus tax depreciation deductions beginning January 1, 2015. In April 2016, ITC filed a request for rehearing of FERC’s March 2016 order. IPL subsequently filed a response to ITC’s request for rehearing, requesting that FERC require ITC to also take bonus tax depreciation deductions for 2012 through 2014. Alliant Energy and IPL are unable to determine the magnitude of resulting changes to future electric transmission service charges from this proceeding, but do expect such charges to be lower as a result of FERC’s March 2016 order.

RESULTS OF OPERATIONS

Overview - First Quarter Results -
Alliant Energy - “Executive Summary” provides an overview of Alliant Energy’s first quarter 2016 and 2015 earnings and the various components of its business.

IPL - Earnings available for common stock decreased $2 million primarily due to lower retail electric and gas sales due to changes in temperatures in IPL’s service territory, partially offset by higher AFUDC, lower retail electric customer billing credits in the first quarter of 2016 compared to the first quarter of 2015, and higher electric sales due to the additional day for leap year in 2016.

WPL - Earnings available for common stock increased $2 million primarily due to lower energy efficiency cost recovery amortizations during the first quarter of 2016, higher equity income from ATC and higher electric sales due to the additional day for leap year in 2016, partially offset by lower retail electric and gas sales due to changes in temperatures in WPL’s service territory.

Additional details of Alliant Energy’s, IPL’s and WPL’s first quarter 2016 and 2015 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases, purchased electric capacity and electric transmission service expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases, purchased electric capacity and electric transmission service expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases, purchased electric capacity and electric transmission service expenses.

First Quarter 2016 vs. First Quarter 2015 Summary - Electric margins and MWh sales for the three months ended March 31 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$241.3	$257.3	(6%)	1,841	2,052	(10%)
Commercial (a)	162.1	155.2	4%	1,596	1,596	—%
Industrial - IPL co-generation customers	17.5	14.6	20%	262	231	13%
Industrial - other (a)	175.1	172.6	1%	2,504	2,629	(5%)
Retail subtotal (a)	596.0	599.7	(1%)	6,203	6,508	(5%)
Sales for resale:
Wholesale (a)	62.0	52.0	19%	980	864	13%
Bulk power and other	1.3	8.2	(84%)	99	418	(76%)
Other	9.6	11.4	(16%)	25	37	(32%)
Total revenues/sales	668.9	671.3	—%	7,307	7,827	(7%)
Electric production fuel expense	99.0	136.8	(28%)
Energy purchases expense	101.5	78.9	29%
Purchased electric capacity expense	0.4	0.2	100%
Electric transmission service expense	127.9	123.2	4%
Electric margins (b)	$340.1	$332.2	2%

IPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential (a)	$129.8	$143.1	(9%)	970	1,131	(14%)
Commercial (a)	98.3	96.5	2%	1,005	1,019	(1%)
Industrial - IPL co-generation customers	17.5	14.6	20%	262	231	13%
Industrial - other (a)	86.0	90.4	(5%)	1,354	1,502	(10%)
Retail subtotal (a)	331.6	344.6	(4%)	3,591	3,883	(8%)
Sales for resale:
Wholesale (a)	23.2	7.6	205%	340	119	186%
Bulk power and other	0.6	2.5	(76%)	8	124	(94%)
Other	6.2	7.9	(22%)	9	19	(53%)
Total revenues/sales	361.6	362.6	—%	3,948	4,145	(5%)
Electric production fuel expense	35.2	63.5	(45%)
Energy purchases expense	64.1	46.6	38%
Purchased electric capacity expense	0.1	—	N/A
Electric transmission service expense	86.5	83.9	3%
Electric margins (b)	$175.7	$168.6	4%

WPL	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$111.5	$114.2	(2%)	871	921	(5%)
Commercial	63.8	58.7	9%	591	577	2%
Industrial	89.1	82.2	8%	1,150	1,127	2%
Retail subtotal	264.4	255.1	4%	2,612	2,625	—%
Sales for resale:
Wholesale	38.8	44.4	(13%)	640	745	(14%)
Bulk power and other	0.7	5.7	(88%)	91	294	(69%)
Other	3.4	3.5	(3%)	16	18	(11%)
Total revenues/sales	307.3	308.7	—%	3,359	3,682	(9%)
Electric production fuel expense	63.8	73.3	(13%)
Energy purchases expense	37.4	32.3	16%
Purchased electric capacity expense	0.3	0.2	50%
Electric transmission service expense	41.4	39.3	5%
Electric margins	$164.4	$163.6	—%

(a)
In July 2015, IPL sold its electric distribution assets in Minnesota to Southern Minnesota Energy Cooperative. Prior to the asset sale, the electric sales to retail customers are included in residential, commercial and industrial sales. Subsequent to the asset sale, the related electric sales are included in wholesale electric sales pursuant to the wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative.

(b)
Includes $15 million and $18 million of credits on IPL’s Iowa retail electric customers’ bills for the first quarters of 2016 and 2015, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Variances - Variances between periods in electric margins for the three months ended March 31, 2016 compared to the same period in 2015 were as follows (in millions):

	Alliant Energy	IPL	WPL
Retail electric customer billing credits at IPL (Refer to Note 2 for further details)	$4	$4	$—
Higher retail electric sales due to one additional day in 2016 for leap year	4	2	2
Higher revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (Refer to Note 2 for further details)	3	3	—
Estimated changes in sales caused by temperatures	(11)	(6)	(5)
Other (a)	8	4	4
	$8	$7	$1

(a)	Includes increases in retail temperature-normalized sales volumes at IPL and WPL. Refer to “Sales Trends” below for further details.

Temperatures - HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
	2016	2015	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	3,069	3,690	3,432
Madison, Wisconsin (WPL)	3,258	3,834	3,519

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

The following table summarizes the approximate quarterly temperature statistics and resulting impacts on IPL’s and WPL’s electric and gas sales.

	2016	2015	Resulting Impact in 2016 Compared to 2015
First quarter (HDD)	10% warmer than normal	10% colder than normal	Decrease in IPL’s and WPL’s electric and gas sales due to lower demand by customers for heating

Estimated increases (decreases) to electric margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	2016	2015	Change
IPL	($4)	$2	($6)
WPL	(2)	3	(5)
Total Alliant Energy	($6)	$5	($11)

Sales Trends - Alliant Energy’s retail sales volumes decreased 5% for the three months ended March 31, 2016 compared to the same period in 2015. The three-month decrease was primarily due to the impact of temperatures on residential and commercial sales due to the warmer than normal temperatures and resulting lower heating demand in the first quarter of 2016, and decreased retail sales related to IPL’s sale of its Minnesota electric distribution assets in July 2015. These items were partially offset by increases in temperature-normalized sales volumes due to customer expansions in WPL’s service territory and an extra day of retail sales during the first quarter of 2016 due to the leap year.

Alliant Energy’s wholesale sales volumes increased 13% for the three months ended March 31, 2016 compared to the same period in 2015. The three-month increase was primarily due to additional sales from IPL’s new wholesale power supply agreement with Southern Minnesota Energy Cooperative. This increase was partially offset by decreased sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Alliant Energy’s bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO. These changes are impacted by several factors including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Electric Production Fuel and Energy Purchases (Fuel-related) Expenses - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense.

Due to IPL’s cost recovery mechanisms for fuel-related expenses, changes in fuel-related expenses resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on Alliant Energy’s and IPL’s electric margins. WPL’s cost recovery mechanism for wholesale fuel-related expenses also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on Alliant Energy’s and WPL’s electric margins.

WPL’s cost recovery mechanism for retail fuel-related expenses supports deferrals of amounts that fall outside an approved bandwidth of plus or minus 2% of forecasted fuel-related expenses determined by the PSCW each year. The difference between revenue collected and actual fuel-related expenses incurred within the bandwidth increases or decreases Alliant Energy’s and WPL’s electric margins. WPL estimates the increases to electric margins from amounts within the bandwidth were approximately $2 million and $1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Alliant Energy’s electric production fuel expense decreased $38 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily due to lower dispatch of IPL’s and WPL’s coal-fired EGUs during the first quarter of 2016 primarily due to lower wholesale energy market prices, changes in the under-/over-collection of fuel-related expenses at IPL, and lower natural gas prices. These items were partially offset by amortizations during the three months ended March 31, 2016 of $7 million of deferred fuel-related expenses incurred by WPL in 2014. These amortizations are based upon a July 2015 PSCW order authorizing WPL to recover $28 million, including interest, from its retail electric customers during 2016 for deferred fuel-related expenses incurred in 2014.

Alliant Energy’s energy purchases expense increased $23 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to increased volumes purchased resulting from lower dispatch of IPL’s and WPL’s coal-fired EGUs during the first quarter of 2016.

Electric Transmission Service Expense - Costs incurred each period for the transmission of electricity to meet the demands of IPL’s and WPL’s customers are included in electric transmission service expense. Electric transmission service expense is recovered from IPL’s Iowa retail electric customers through a transmission cost rider and from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. IPL and WPL arrange transmission service for the majority of their respective wholesale electric customers. The wholesale portion of electric transmission service expense is allocated to and recovered from these wholesale customers based on a load ratio share computation. Due to IPL’s and WPL’s cost recovery mechanisms for electric transmission service expense, changes in electric transmission service expense resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on Alliant Energy’s, IPL’s and WPL’s electric margins. Alliant Energy’s electric transmission service expense increased $5 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to higher electric transmission service rates billed by ITC, ATC and MISO.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2016 vs. First Quarter 2015 Summary - Gas margins and Dth sales for the three months ended March 31 were as follows:

Alliant Energy	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$88.1	$116.9	(25%)	12,116	14,986	(19%)
Commercial	49.9	65.3	(24%)	8,084	9,568	(16%)
Industrial	5.0	5.9	(15%)	971	1,023	(5%)
Retail subtotal	143.0	188.1	(24%)	21,171	25,577	(17%)
Transportation/other	9.2	10.3	(11%)	22,235	22,587	(2%)
Total revenues/sales	152.2	198.4	(23%)	43,406	48,164	(10%)
Cost of gas sold	95.2	130.8	(27%)
Gas margins (a)	$57.0	$67.6	(16%)

IPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$48.8	$65.1	(25%)	6,616	8,390	(21%)
Commercial	27.1	35.7	(24%)	4,175	5,148	(19%)
Industrial	2.9	3.9	(26%)	552	701	(21%)
Retail subtotal	78.8	104.7	(25%)	11,343	14,239	(20%)
Transportation/other	5.4	6.5	(17%)	9,418	10,017	(6%)
Total revenues/sales	84.2	111.2	(24%)	20,761	24,256	(14%)
Cost of gas sold	52.4	71.0	(26%)
Gas margins (a)	$31.8	$40.2	(21%)

WPL	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2016	2015	Change	2016	2015	Change
Residential	$39.3	$51.8	(24%)	5,500	6,596	(17%)
Commercial	22.8	29.6	(23%)	3,909	4,420	(12%)
Industrial	2.1	2.0	5%	419	322	30%
Retail subtotal	64.2	83.4	(23%)	9,828	11,338	(13%)
Transportation/other	3.8	3.8	—%	12,817	12,570	2%
Total revenues/sales	68.0	87.2	(22%)	22,645	23,908	(5%)
Cost of gas sold	42.8	59.8	(28%)
Gas margins	$25.2	$27.4	(8%)

(a)
Includes $3 million of credits on IPL’s Iowa retail gas customers’ bills for both the first quarters of 2016 and 2015 resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2016 and 2015.

Variances - Variances between periods in gas margins for the three months ended March 31, 2016 compared to the same period in 2015 were as follows (in millions):

	Alliant Energy	IPL	WPL
Estimated decrease from changes in sales caused by temperatures	($6)	($3)	($3)
Lower revenues at IPL related to changes in recovery amounts for energy efficiency costs through the energy efficiency rider (a)	(3)	(3)	—
Other	(2)	(2)	1
	($11)	($8)	($2)

(a)	Changes in energy efficiency revenues were mostly offset by changes in energy efficiency expense included in other operation and maintenance expenses.

Temperatures - Estimated increases (decreases) to gas margins from the impacts of temperatures for the three months ended March 31 were as follows (in millions):

	2016	2015	Change
IPL	($2)	$1	($3)
WPL	(1)	2	(3)
Total Alliant Energy	($3)	$3	($6)

Refer to “Utility Electric Margins” for HDD data details. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the three months ended March 31, 2016 compared to the same period in 2015 were as follows (in millions):

	Alliant Energy	IPL	WPL
Lower energy efficiency cost recovery amortizations at WPL (a)	($4)	$—	($4)
Changes in energy efficiency expense at IPL (b)	(3)	(3)	—
Other	4	2	2
	($3)	($1)	($2)

(a)	The July 2014 PSCW order for WPL’s 2015/2016 Test Period electric and gas base rate case authorized lower energy efficiency cost recovery amortizations for 2015 and 2016.

(b)	Changes in IPL’s energy efficiency expense were offset by changes in gas energy efficiency revenues.

Depreciation and Amortization Expenses - Variances between periods in depreciation and amortization expenses for the three months ended March 31, 2016 compared to the same period in 2015 were as follows (in millions):

	Alliant Energy	IPL	WPL
Lower depreciation expense from the sale of IPL’s Minnesota distribution assets in 2015	($2)	($2)	$—
Other (includes the impact of property additions)	4	3	1
	$2	$1	$1

Equity Income from Unconsolidated Investments, Net - Alliant Energy’s and WPL’s equity income from unconsolidated investments increased $4 million and $3 million for the three-month period, respectively, primarily due to higher reserves for rate refunds recorded at ATC during the three months ended March 31, 2015 compared to the same period in 2016.

AFUDC - Variances between periods in AFUDC for the three months ended March 31, 2016 compared to the same period in 2015 were as follows (in millions):

	Alliant Energy	IPL	WPL
Marshalltown at IPL	$6	$6	$—
Other	—	(1)	1
	$6	$5	$1

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations.

STRATEGIC OVERVIEW

A strategic overview summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

Gas Transmission and Distribution Systems - In March 2016, the Pipeline and Hazardous Materials Safety Administration announced proposed regulations to update safety requirements for gas pipelines. The proposed regulations would add new assessment and repair criteria for gas pipelines, and require a systematic approach to verify a pipeline’s maximum allowable operating pressure. IPL and WPL currently anticipate final regulations will be issued in 2017. Given that the Pipeline and Hazardous Materials Safety Administration has not finalized these regulations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these regulations on their financial condition and results of operations.

Generation Plans -
Natural Gas-Fired Generation -
WPL’s Construction of the Riverside Expansion - In March 2016, WPL received a decision from the PSCW authorizing WPL to construct a natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. The Riverside expansion is subject to the receipt of various other approvals and permits necessary to construct and operate the EGU and connect such EGU to the transmission system. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2020.

RATE MATTERS

A rate matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - Pursuant to a 2014 PSCW order, WPL’s 2015 fuel-related costs were subject to deferral since they were outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through December 31, 2015 were lower than fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs. In March 2016, WPL filed a fuel reconciliation application with the PSCW for approval to refund $10 million of over-collections, including interest, to its retail electric customers. WPL anticipates a decision from the PSCW regarding its application in the third quarter of 2016.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

Air Quality -
Ozone NAAQS Rule - The 2008 Ozone NAAQS Rule may require a reduction of NOx emissions in certain non-attainment areas designated by the EPA. Sheboygan County in Wisconsin is currently the only non-attainment area for the 2008 Ozone NAAQS Rule in Alliant Energy’s service territory. WPL operates Edgewater and Sheboygan Falls in Sheboygan County, Wisconsin. In response to Wisconsin’s request for a one-year extension, in April 2016, the EPA changed the compliance deadline to July 2016 for Sheboygan County to meet the 2008 Ozone NAAQS Rule.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below.

Liquidity Position - At March 31, 2016, Alliant Energy had $5 million of cash and cash equivalents, $787 million ($112 million at the parent company, $300 million at IPL and $375 million at WPL) of available capacity under the revolving credit facilities and $118 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at March 31, 2016 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,764.6	47%	$2,042.9	50%	$1,769.1	53%
Preferred stock of IPL	200.0	2%	200.0	5%	—	—%
Noncontrolling interest	—	—%	—	—%	14.0	—%
Long-term debt (incl. current maturities)	3,836.1	48%	1,857.4	45%	1,534.2	46%
Short-term debt	213.4	3%	—	—%	25.5	1%
	$8,014.1	100%	$4,100.3	100%	$3,342.8	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2016	2015	2016	2015	2016	2015
Cash and cash equivalents, January 1	$5.8	$56.9	$4.5	$5.3	$0.4	$46.7
Cash flows from (used for):
Operating activities	228.3	314.7	116.4	170.1	123.6	157.8
Investing activities	(220.0)	(250.9)	(123.2)	(156.3)	(91.4)	(78.4)
Financing activities	(9.3)	(23.1)	5.3	(16.5)	(31.3)	(35.2)
Net increase (decrease)	(1.0)	40.7	(1.5)	(2.7)	0.9	44.2
Cash and cash equivalents, March 31	$4.8	$97.6	$3.0	$2.6	$1.3	$90.9

Operating Activities -
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015 - The following items contributed to increased (decreased) operating activity cash flows for the three months ended March 31, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Changes in levels of gas stored underground	($22)	($11)	($11)
Changes in cash collateral balances	(19)	—	(5)
Decreased collections from IPL’s and WPL’s retail customers caused by temperature impacts on electric and gas sales	(17)	(9)	(8)
Changes in levels of production fuel	(15)	(17)	2
Changes in income taxes paid/refunded at IPL and WPL	—	(5)	(17)
Other	(13)	(12)	5
	($86)	($54)	($34)

Investing Activities -
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015 - The following items contributed to increased (decreased) investing activity cash flows for the three months ended March 31, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Proceeds from the liquidation of company-owned life insurance policies	$26	$18	$—
Lower (higher) utility construction expenditures	6	15	(10)
Other	(1)	—	(3)
	$31	$33	($13)

Financing Activities -
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015 - The following items contributed to increased (decreased) financing activity cash flows for the three months ended March 31, 2016 compared to the same period in 2015 (in millions):

	Alliant Energy	IPL	WPL
Net changes in the amount of commercial paper outstanding	$153	$—	$6
Lower net proceeds from common stock issuances	(116)	—	—
Capital contributions from IPL’s parent company, Alliant Energy, in 2016	—	40	—
Other	(23)	(18)	(2)
	$14	$22	$4

Common Stock Dividends and Common Stock Split - As discussed in Note 6, Alliant Energy’s Board of Directors approved a two-for-one common stock split, which is expected to be effective on or about May 19, 2016. The next quarterly dividends are payable on May 13, 2016 to shareowners of record on April 29, 2016. This dividend payment will be made before the stock split, resulting in a $0.5875 per share dividend rate. After the two-for-one common stock split, the targeted 2016 quarterly common stock dividend payment will be $0.29375 per share.

Common Stock Issuances and Capital Contributions - Refer to Note 6 for discussion of common stock issuances by Alliant Energy, payments of common stock dividends by IPL and WPL to their parent company, and capital contributions from Alliant Energy to IPL during the three months ended March 31, 2016. Refer to Note 9(b) for discussion of Alliant Energy’s common stock issuances during the three months ended March 31, 2016 under its equity-based compensation plans for employees.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except as described below. Refer to Note 4 for information regarding IPL’s sales of accounts receivable program. In March 2016, IPL extended through March 2018 the purchase commitment from the third party to which it sells its receivables. Refer to Note 13(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s and IPL’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K, except for the items described in Notes 13(a) and 13(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - A summary of market risks is included in the 2015 Form 10-K and such market risks have not changed materially from those reported in the 2015 Form 10-K, except as described below.

Commodity Price - Refer to “Rate Matters” for discussion of WPL’s retail fuel-related rate filing for the Test Year 2015.

New Accounting Standards - Refer to Note 1(b) for discussion of new accounting standards impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - A summary of critical accounting policies and estimates is included in the 2015 Form 10-K and such policies and estimates have not changed materially from those reported in the 2015 Form 10-K.

Other Future Considerations - A summary of other future considerations is included in the 2015 Form 10-K and has not changed materially from the items reported in the 2015 Form 10-K except as described below, and as discussed earlier in MDA and the Notes in Item 1.

Electric Transmission Service Expense -
Attachment “O” Rates - In December 2015, IPL filed a complaint with FERC regarding ITC’s Attachment “O” rate pursuant to FERC-approved Attachment “O” audit protocols. IPL’s complaint alleged that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions, which results in higher Attachment “O” rates being billed by ITC to IPL. In March 2016, FERC issued an order concluding that ITC acted imprudently by failing to take advantage of tax savings benefits available through bonus tax depreciation deductions. The FERC order requires ITC to recalculate its Attachment “O” rate to simulate taking bonus tax depreciation deductions beginning January 1, 2015. In April 2016, ITC filed a request for rehearing of FERC’s March 2016 order. IPL subsequently filed a response to ITC’s request for rehearing, requesting that FERC require ITC to also take bonus tax depreciation deductions for 2012 through 2014. Alliant Energy and IPL are unable to determine the magnitude of resulting changes to future electric transmission service charges from this proceeding, but do expect such charges to be lower as a result of FERC’s March 2016 order. Alliant Energy and IPL currently expect any changes to future electric transmission service expense will be offset with changes to electric revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the quarter ended March 31, 2016.

During the first quarter of 2016, IPL implemented a new customer billing and information system, which houses all customer records, and processes metering, billing and payment transactions. The new system more fully automates and improves the efficiency of IPL’s financial reporting process, and resulted in a material change in Alliant Energy’s and IPL’s internal control over financial reporting. Other than IPL’s new customer billing and information system, there was no change in Alliant Energy’s and IPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s and IPL’s internal control over financial reporting. There was no change in WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2015 Form 10-K and such risk factors have not changed materially from the items reported in the 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2016 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a) (b)	Share (b)	Publicly Announced Plan	Be Purchased Under the Plan (a)
January 1 through January 31	2,333	$62.66	—	N/A
February 1 through February 29	1,925	66.98	—	N/A
March 1 through March 31	397	71.00	—	N/A
	4,655	65.16	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan. There is no limit on the number of shares of Alliant Energy common stock that may be held under the Deferred Compensation Plan, which currently does not have an expiration date.

(b)	Share and per share amounts do not reflect the effects of a two-for-one common stock split approved by Alliant Energy’s Board of Directors on April 20, 2016. Refer to Note 6 for additional details.

Refer to Note 6 for discussion of IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company, Alliant Energy.

ITEM 5. OTHER INFORMATION

Alliant Energy filed with the Wisconsin Department of Financial Institutions an amendment (the Amendment) to Alliant Energy’s Restated Articles of Incorporation, as amended (the Articles) that, effective at the close of business on May 4, 2016 (the Record Date), (i) changed each share of common stock, $.01 par value, of Alliant Energy (the Common Stock) outstanding into two shares of Common Stock to effect a two-for-one split of the Common Stock, without a change in the par value, and (ii) increased Alliant Energy’s authorized shares of Common Stock from 240,000,000 to 480,000,000.

In connection with the two-for-one stock split, on the Record Date, each share of Common Stock outstanding immediately prior to the Record Date was changed into two shares of Common Stock. Stock certificates evidencing shares of Common Stock outstanding on the Record Date will continue to evidence the same number of shares that such certificates evidenced prior to the Record Date, and the additional shares will be issued in book-entry form only, without certificates, on or about May 19, 2016 to persons who were at the Record Date the holders of the Common Stock.

The Amendment is included in the Articles filed as Exhibit 3.1 to this Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2016.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Controller
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Controller
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Robert J. Durian	Vice President, Chief Accounting Officer and Controller
Robert J. Durian	(Principal Accounting Officer and Authorized Signatory)

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

EXHIBIT INDEX

The following Exhibits are filed herewith.

Exhibit Number	Description
3.1	Articles of Amendment to Restated Articles of Incorporation, as amended, effective May 4, 2016
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Senior Vice President and CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Senior Vice President and CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

